Form 10QSB
period 1997-04-30
KMG B INC
filed 1997-06-13
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended April 30, 1997

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                              For the transition period from ________ to ______ Commission file number __________________________


                                   KMG-B, INC.
                 (Name of Small Business Issuer in its charter)


                 TEXAS                                75-2404468
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)


                          10611 HARWIN DRIVE, SUITE 402
                              HOUSTON, TEXAS 77036
                    (Address of principal executive offices)

                                 (713) 988-9252
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  / /     No  /X/


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.       Yes  / /     No  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,862,474 shares of Common Stock
Transitional Small Business Disclosure Format (Check one):  Yes  / /    No  /X/

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                   KMG-B, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(STATED IN DOLLARS)
                                      Three Months Ended           Nine Months Ended
                                            April 30                    April 30
                                      -------------------          -----------------
                                      1997           1996          1997           1996
                                   ----------     ----------    -----------    -----------

NET SALES                          $4,951,588     $5,057,150    $14,423,356    $14,758,313

COST OF SALES                       2,787,693      2,954,170      8,300,505      8,655,063
                                   ----------     ----------    -----------    -----------

      Gross Profit                  2,163,896      2,102,980      6,122,850      6,103,251

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES       1,123,833      1,121,265      2,758,188      2,936,627
                                   ----------     ----------    -----------    -----------

      Operating Income              1,040,063        981,715      3,364,662      3,166,623


OTHER INCOME (EXPENSE):
   Interest & Dividend Income          16,293          9,530         37,782         25,314
   Interest Expense                         0         (2,861)          (282)       (29,936)
   Other                               (7,331)       (19,914)        (1,517)       (43,549)
                                   ----------     ----------    -----------    -----------
      Total Other Income (Expense)      8,962        (13,245)        35,983        (48,171)


INCOME BEFORE INCOME TAX            1,049,025        968,470      3,400,645      3,118,453

      Provision For Income Tax       (392,657)      (355,754)    (1,284,284)    (1,080,017)
                                   ----------     ----------    -----------    -----------

NET INCOME                           $656,368       $612,717     $2,116,361     $2,038,435
                                   ----------     ----------    -----------    -----------
                                   ----------     ----------    -----------    -----------

NET INCOME PER SHARE                    $0.10          $0.09          $0.31          $0.30
                                   ----------     ----------    -----------    -----------
                                   ----------     ----------    -----------    -----------

WEIGHTED AVERAGE SHARES
   OUTSTANDING                      6,862,474      6,862,474      6,862,474      6,862,474
                                   ----------     ----------    -----------    -----------
                                   ----------     ----------    -----------    -----------

See notes to consolidated financial statements.

                                   KMG-B, INC.
                          CONSOLIDATED BALANCE SHEETS

    (Stated In  Dollars)

                                              April 30,       July 31
                                                1997           1996
                                             -----------     ---------
ASSETS                                       (UNAUDITED)     (AUDITED)

CURRENT ASSETS:                              $5,403,221     $5,303,274

PROPERTY, PLANT AND EQUIPMENT -
   Net of accumulated depreciation            1,822,687      1,210,915

NOTES RECEIVABLE, Less current portion          247,675        253,102

OTHER ASSETS                                    818,511        632,265
                                             ----------     ----------

TOTAL                                        $8,292,095     $7,399,557
                                             ----------     ----------
                                             ----------     ----------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                          $1,622,144     $2,513,162


 STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
       10,000,000 shares authorized,
       none issued

     Common stock, $.01 par value,
       40,000,000 shares authorized,
       6,862,474 shares issued and
       outstanding                               68,625         68,625
     Additional paid-in capital                 978,005      1,185,814
     Retained earnings                        5,623,321      3,631,955
                                             ----------     ----------
          Total stockholders' equity          6,669,951      4,886,394
                                             ----------     ----------

TOTAL                                        $8,292,095     $7,399,557
                                             ----------     ----------
                                             ----------     ----------

See notes to consolidated financial statements.

                                   KMG-B, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


        (STATED IN  DOLLARS)

                                                                 NINE MONTHS ENDED
                                                                      APRIL 30
                                                               ---------------------
                                                               4/30/97       4/30/96
                                                               -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $2,116,361     $2,038,435
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                            182,888        294,753
      Deferred income tax (benefit) provision                   59,298        (66,069)
      Changes in operating assets and liabilities:
         Accounts receivable - trade                           (44,631)      (148,114)
         Accounts receivable - other                            20,179           (905)
         Inventories                                           731,650        (46,630)
         Prepaid expenses and other assets                     (44,892)      (134,209)
         Accounts payable                                     (511,926)       106,877
         Accrued liabilities                                  (325,558)       112,525
         Income taxes payable                                  (38,590)      (278,463)
                                                            ----------    -----------
             Net cash provided by operating activities      $2,144,778    $ 1,878,200
                                                            ----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                 (774,605)      (497,565)
   Collection of (additions to) notes receivable                 5,427         17,389
   Additions to other assets                                  (206,301)       (37,364)
                                                            ----------    -----------
             Net cash used in investing activities           $(975,479)   $  (517,539)
                                                            ----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on borrowings                            (14,944)       (11,217)
   Net payments on line of credit                                    0       (921,184)
   Payment of dividends                                       (124,995)       (99,996)
   Stock registration costs                                   (207,809)             0
                                                            ----------    -----------
             Net cash used in financing activities           $(347,748)   $(1,032,397)
                                                            ----------    -----------


NET INCREASE (DECREASE) IN CASH ANDCASH EQUIVALENTS           $821,551    $   328,263

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 552,550         70,232
                                                            ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $1,374,101    $   398,496
                                                            ----------    -----------


SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
   Cash paid during the period for interest                       $282        $29,936
   Cash paid during the period for income taxes             $1,264,366    $ 1,424,552

See notes to consolidated financial statements.

                                    KMG-B, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(Stated In  Dollars)

                                   COMMON STOCK
                                -----------------      ADDITIONAL                  TOTAL
                                SHARES       PAR        PAID-IN     RETAINED    STOCKHOLDERS'
                                ISSUED      VALUE       CAPITAL     EARNINGS       EQUITY
                                ------      -----       -------     --------       ------

BALANCE AT JULY 31, 1995      6,862,474    $68,625    $1,185,814   $1,080,527    $2,334,966

   Dividends                                                          (99,996)      (99,996)

   Net income                                                       2,651,424     2,651,424

BALANCE AT JULY 31, 1996      6,862,474     68,625     1,185,814    3,631,955     4,886,394

   Dividends (unaudited)                                             (124,995)     (124,995)

   Stock registration costs
       (unaudited)                                      (207,809)                  (207,809)

   Net income (unaudited)                                           2,116,361     2,116,361

BALANCE AT APRIL 30, 1997     6,862,474    $68,625      $978,005   $5,623,321    $6,669,951


See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's registration statement on Form 10-SB includes additional information about the Company for the fiscal years ended July 31, 1996 and 1995 and for the six month periods ending January 31, 1997 and 1996, about its operations and financial position, and should be read in conjunction with this quarterly report on Form 10-QSB.

     (2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

     (3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and nine month periods ended April 30, 1997 and April 30, 1996 and gross profit expressed as a percentage of net sales:


                                               Three Months Ended         Increase/       Nine Months Ended       Increase/
                                           ----------------------------  (Decrease)  -------------------------   (Decrease)
                                                1997        1996                         1997           1996
                                           ---------------------------------------------------------------------------------
Net sales                                   $4,951,588    $5,057,150   $(105,562)    $14,423,356   $14,758,313    $(334,957)
Cost of sales                                2,787,693     2,954,170    (166,477)      8,300,505     8,655,063     (354,558)
                                            ----------    ----------   ----------    -----------   -----------    ----------
Gross profit                                 2,163,896     2,102,980      60,916       6,122,850     6,103,251       19,599
Gross profit percent                               44%           42%                         42%           41%
Selling, general and
  administrative expense                     1,123,833     1,121,265       2,568       2,758,188     2,936,627     (178,439)
                                            ----------    ----------   ----------    -----------   -----------    ----------
Operating income                             1,040,063       981,715      58,348       3,364,662     3,166,623      198,039
Other income (expense), net                      8,962       (13,245)     22,207          35,983       (48,171)      84,154
                                            ----------    ----------   ----------    -----------   -----------    ----------
Income before taxes                          1,049,025       968,470      80,555       3,400,645     3,118,453      282,192
Provision for income taxes                    (392,657)     (355,754)    (36,903)     (1,284,284)   (1,080,017)    (204,267)
                                            ----------    ----------   ----------    -----------   -----------    ----------
Net income                                  $  656,368    $  612,717   $  43,651      $2,116,361    $2,038,435    $  77,926
                                            ----------    ----------   ----------    -----------   -----------    ----------
                                            ----------    ----------   ----------    -----------   -----------    ----------


     SALES REVENUE

     Net sales for the third quarter ended April 30, 1997 decreased approximately $105 thousand as compared to the third quarter ended
April 30, 1996, a 2% decrease. Net sales for the nine month period ended April 30, 1997 decreased approximately $335 thousand as compared to the nine months ended April 30, 1996, also a 2% decrease.

     The year to date decrease is attributable primarily to a decline in the Company's export sales of sodium penta and to a lesser extent to a decrease in certain utility pole treatment product sales in the United States, partially offset by increases in sales of certain other products. The sodium penta decrease resulted when certain foreign producers made significant inroads into the South American and Far Eastern markets with an aggressive pricing strategy. The Company has taken steps to counter this threat by emphasizing the quality of its products and by granting certain concessions where appropriate. These actions have resulted in a moderation of the decline in sodium penta sales during the third quarter. The Company believes that the decline in sales of certain of its utility pole treatment products is accounted for by utility industry delays in utility pole acquisitions because of ongoing utility industry consolidation.

     GROSS PROFIT

     Despite the decline in net sales in the three month and nine month periods ended April 30, 1997 as compared to those same periods ended April 30, 1996, gross profit was essentially unchanged over the previous year in both periods due to reductions in cost of goods sold. In the fourth quarter of fiscal 1996, the Company began producing sodium penta at its plant in Matamoros, Mexico, replacing a higher-cost, contract manufacturer that had been the Company's source for that product. That change resulted in significant cost savings during fiscal 1997 that essentially offset the impact of the net sales declines described above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were flat in the third quarter ended April 30, 1997 as compared with that same quarter in fiscal 1996. Those expenses decreased approximately 6% in the nine months ended April 30, 1997 as compared to the same period in fiscal 1996. That decrease was due in large part to the establishment of a reserve of $210 thousand as of April 30, 1996 for anticipated expenses in connection with the relocation of the Company's Matamoros, Mexico manufacturing facility.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1997 the Company had cash and cash equivalents of approximately $1.4 million as compared with approximately $398 thousand at the
end of that same period in fiscal 1996.    Net cash provided by operations
during the nine months ended April 30, 1997 was approximately $2.1 million as compared with approximately $1.9 million for the same period in fiscal 1996. The Company's borrowing base under the Revolving Loan Agreement with SouthTrust Bank of Alabama, National Association was approximately $2.0 million as of May 31, 1997, but the Company had no borrowings under that credit facility.

     In fiscal 1997 the Company moved its manufacturing facility to a new location in Matamoros, Mexico. Production at the original facility ceased early in December 1996 and commercial production did not restart at the new facility until May 1997. As a consequence of the relocation of that manufacturing facility, changes occurred in operating assets and liabilities during fiscal 1997. As of April 30, 1997, finished product inventories, which had been built up in anticipation of the plant relocation, were drawn down to a near-normal operating level, freeing approximately $732 thousand. Conversely, accounts payable and accrued liabilities declined approximately $837 thousand primarily due to the elimination of raw material purchases during the extended plant relocation process and to payments made against the Company's reserve for plant relocation expenses.

     The Company's investing activities consisted primarily of capital expenditures related to site acquisition and construction costs for relocation of its Matamoros, Mexico manufacturing facility. The move to the new plant site was substantially completed by late April, 1997, although commercial production did not resume until May, 1997. The Company anticipates that the total project cost will be approximately $1.4 million, of which approximately $1.1 million will be capitalized.

     In fiscal 1996 the Company paid approximately $921 thousand toward its then existing revolving credit facility with BNY Financial Corporation. The Company has had virtually no borrowing against its current credit line with SouthTrust Bank of Alabama during fiscal 1997.

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended April 30, 1997

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG-B, INC.


By:  /s/ David L. Hatcher                              Date: June 13, 1997
   ------------------------------
      David L. Hatcher, President