Form 10KSB40
period 1997-07-31
KMG B INC
filed 1997-10-17
CIK 1028215

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the fiscal year ended July 31, 1997

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                               For the transition period from ________ to ______


                      Commission file number 000-21839
                                 KMG-B, INC.
               (Name of Small Business Issuer in its charter)

                   TEXAS                                     75-2640529
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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

        Title of Each Class           Name of each Exchange on which Registered

              None                                      None
  ------------------------------           ------------------------------

      SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value
   ----------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  /X/    No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year:     $19,485,035

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of October 10, 1997 was $2,433,345.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes  /X/     No  / /

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the 1997 annual meeting of shareholders is incorporated by reference in Part III of this report.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date were: 7,000,169 shares of Common Stock

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

     GENERAL

     KMG-B, Inc., a Texas corporation (the "Company"), was incorporated in the State of Texas in 1992 under the name Water Point Manufacturing, Inc. to act as a manufacturer of water filtration systems. The Company was unsuccessful in that business and filed a petition under Chapter 11 of the United States Bankruptcy Code in June 1995 in the United States Bankruptcy Court (the "Court"). The Court confirmed the Company's plan of reorganization on October 10, 1995 (as modified and clarified by the Court, the "Plan"). Under the Plan all the assets of the Company vested in a liquidating trust administered by a trust committee for distribution to secured, priority and unsecured creditors. All capital stock outstanding as of the filing date of the bankruptcy petition was canceled and the reorganized Company issued shares of its common stock, par value $.01 per share (the "Common Stock") to certain of its creditors and a post-petition lender, Halter Financial Group, Inc., a Texas corporation. According to the Plan, the Company was discharged from any and all debts and liabilities that arose before October 23, 1996.

     ACQUISITION OF KMG-BERNUTH, INC.

     After discharge from bankruptcy, the Company's business purpose was to seek an acquisition or merger transaction with an operating business with growth potential, whereby its shareholders would benefit by owning an interest in a viable business enterprise. Although the Company had no significant assets or operations, it possessed a shareholder base which made it an attractive acquisition or merger candidate to a privately-held corporation.

     In pursuit of its initial business purpose, on October 15, 1996 the Company acquired all of the issued and outstanding stock of KMG-Bernuth, Inc., a Delaware corporation ("KMG") formed in 1988, pursuant to a stock exchange agreement (the "Stock Exchange Agreement") dated September 13, 1996. In accordance with the Stock Exchange Agreement, the common stock of KMG was acquired from its former stockholders in exchange for 6,510,000 shares of Common Stock. After giving effect to a 1 for 1.5 reverse split of Common Stock outstanding immediately prior to the acquisition of KMG, the former stockholders of KMG became owners of approximately 93% of the issued and outstanding shares of Common Stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     In connection with the acquisition of KMG, the Company changed its name to KMG-B, Inc., the Company's sole officer and director resigned and the Company's shareholders elected the persons serving on KMG's board of directors as directors of the Company.

     Unless the context otherwise requires, references hereinafter to the "Company" shall mean KMG-B, Inc. and any of its subsidiaries, including KMG. All references hereinafter to share amounts reflect the 1 for 1.5 reverse split of Common Stock. The Company's principal executive office is located at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 and its telephone number is (713) 988-9252.

CURRENT BUSINESS OF THE COMPANY

     GENERAL

     The Company manufactures, markets and distributes specialty, niche chemicals. At the present time, the Company principally manufactures, markets and distributes three wood preserving chemicals, pentachlorophenol ("penta"), creosote and sodium pentachlorophenate ("sodium penta"), to industrial customers engaged in the wood preserving business. The Company's customers use these preservatives to treat wood and supply the treated wood products to end-users in a variety of industries, principally the railroad, utility and construction industries.

     The Company acquired a penta manufacturing and distribution business in 1988 from an affiliated company that had been engaged in the penta business since the early 1970's. The Company made several acquisitions after 1988 to expand its wood preserving product lines and distribution network. It acquired a creosote distribution business in early 1991 and a sodium penta distribution business late that same year.

     The Company's strategy is to continue to expand through acquisitions and internal development. The Company intends to seek, on a selective basis, acquisitions of businesses that have product lines that complement and expand its existing product lines, desirable new product lines, strategic distribution locations or attractive customer bases. The ability of the Company to implement its growth strategy will be dependent on its ability to identify, consummate and assimilate acquisitions on desirable economic terms, to successfully integrate new product lines and expand its existing product lines. There can be no assurance that the Company will be successful in implementing its growth strategy. Furthermore, the Company's ability to implement its growth strategy may be dependent to a certain extent upon obtaining financing for expansion, and there can be no assurance that financing will be available on acceptable terms.

     INDUSTRY OVERVIEW

     Wood preservative products are pesticides that prolong the useful life of treated wood by protecting the wood from mold, mildew, fungus and insects. The three primary chemicals used by the United States wood preserving industry are penta, creosote and chromated copper arsenate ("CCA"). Penta is used primarily to treat electric and telephone utility poles, creosote is used primarily for railroad cross-ties, bridge timbers and utility poles and CCA is used primarily for utility poles and lumber. Based on industry statistics available to the Company, wood preserving chemicals were used in the United States to treat approximately 592 and 578 million cubic feet of wood in calendar years 1996 and 1995, respectively. CCA was used to treat approximately 79% of the wood in 1996 and 78% in 1995. Creosote was used to treat approximately 15% and 16% in 1996 and 1995, respectively, and penta was used to treat approximately 6% in 1996 and 1995. Management of the Company believes that CCA is used more widely than penta and creosote principally because CCA-treated lumber has a dry, non-oily appearance that makes it more suitable for the fences, decks and other home applications that comprise the largest part of the treated wood market.

     The Company currently supplies the United States wood treating industry with penta and creosote, each of which are supplied by only a few companies. The Company is one of two companies that manufactures penta for distribution to the United States market. Furthermore, the Company believes that worldwide there are only three other penta manufacturers. In addition, the Company is one of approximately six companies registered to supply creosote
to the United States market.   The Company is also one of the few companies
that supplies sodium penta, a wood preserving product used primarily to treat freshly-cut lumber, to customers outside the United States. See "-Competition."

     PRODUCTS AND SERVICES

     PENTACHLOROPHENOL AND SODIUM PENTACHLOROPHENATE. Penta is formed through the reaction of phenol with chlorine. The Company manufactures penta in Matamoros, Mexico through KMG's subsidiary, KMG de Mexico, S.A. de C.V ("KMEX"), formerly known as Productos de Preservacion, S.A. de C.V., a Mexican maquiladora corporation that began operations in 1986. The Company arranges for the required phenol and chlorine to be supplied to KMEX, which in turn sells the penta it produces to the Company for sale and distribution to the Company's customers. As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold to distributors for use in the steel and oil well service industries in the United States and Mexico.

     The Matamoros facility produces both solid penta blocks and penta flakes. Those penta products are sold by the Company to its customers or made into a liquid solution of penta concentrate at the Matamoros facility or at the Company's blending and distribution facility in Tuscaloosa, Alabama. The penta blocks, flakes and solutions are sold to the Company's customers in the United States, primarily in Washington, Oregon, Oklahoma, Missouri, Arkansas, Mississippi, Alabama and Georgia. In addition, a portion of the flaked penta is reacted with caustic soda to produce sodium penta. The Company sells the sodium penta, which is not registered for use in the United States, to customers primarily in France, Portugal, England, Chile, Peru, Ecuador, Venezuela and Malaysia.

     CREOSOTE; DISTRIBUTION AGREEMENT WITH VFT AG. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. The Company markets and distributes creosote in the United States on an exclusive basis for VfT AG ("VfT"), a German corporation that the Company believes is among the world's largest manufacturers of creosote and other coal tar products. VfT is the primary supplier of creosote to the Company. VfT ships creosote from Europe to a public storage facility located in New Orleans, Louisiana. The creosote is then sold by the Company as VfT's agent to customers in Alabama, Georgia, Louisiana, Mississippi and Texas.

     The Company's agreement with VfT provides for VfT to supply quantities of creosote based on the mutual agreement of the parties and to pay the Company a fluctuating commission based on the FOB Europe price. The Company is obligated under the agreement to arrange for transportation and insurance of the creosote and to represent VfT in the United States with the EPA and certain industry trade groups. The agreement renews automatically each year but may be terminated by either party upon two years' notice. While the Company does not have any reason to believe that the distribution agreement will be terminated, there can be no assurance that the Company will be able to obtain a suitable alternative source of supply in the event of a termination. See "-Suppliers." The Company also purchases a limited quantity of creosote directly from United States manufacturers for distribution to its customers.

     SUPPLIERS

     The Company is dependent upon outside suppliers for all of its raw material requirements for its penta and sodium penta manufacturing operations and, therefore, is subject to fluctuations in the prices of such materials. The principal raw materials used in those operations are phenol, chlorine, solvent and caustic, each of which the Company purchases from a limited number of suppliers. The Company does not maintain supply contracts with any of its principal raw material suppliers, which include Aristech Chemical Corporation, CYDSA, Eastman Chemical Co.,

Fenoquimia, S.A. de C.V. and Pennwalt De Mexico. However, the Company believes that these raw materials are each readily available from a variety of sources and the loss of any of its raw material suppliers would not have a material adverse effect on its business, financial condition or results of operations.

     Most of the creosote sold by the Company is supplied by VfT. If the Company's contract with VfT were terminated, there can be no assurance that the Company would be able to obtain a suitable source of supply. The Company believes that the failure to obtain a suitable alternative source of supply in the event of such termination would have a material adverse effect upon its business, financial condition and results of operations.

     CUSTOMERS

     The Company sells its products to approximately 70 customers on a regular basis. One customer, Texas Electric Cooperatives, Inc., accounted for approximately 11% of the Company's revenues in fiscal 1997 and 10% in fiscal 1996. A second customer, Cahaba Wood Preserving Co., accounted for approximately 10% of the Company's revenues in fiscal 1997 and less than 10% in fiscal 1996.

     MARKETING

     The Company markets its products in the United States through four employees and one independent commissioned sales agent. Outside the United States, the Company sells its penta and sodium penta directly and through sales agency contracts to local lumber producers or to chemical suppliers for those producers in over 20 countries.

     COMPETITION

     The Company is one of only two companies producing penta for sale in the United States. The Company believes that it currently supplies approximately 35% of the penta sold in the United States. The other penta producer in the United States is Vulcan Chemicals, Inc. It is headquartered in Birmingham, Alabama and produces penta at its facility in Wichita, Kansas. The Company believes that Vulcan Chemicals, Inc. has larger sales volumes and greater financial and other resources than the Company. The Company's international competitors include suppliers from Mexico, China and India.

     The Company believes that there are six producers of creosote that sell the product commercially in the United States, the largest of which is Koppers Industries, Inc. located in Pittsburgh, Pennsylvania. Other companies that produce creosote for sale in the United States include AlliedSignal, Inc. and Reilly Industries, Inc. The Company believes that each of those three creosote producers has larger sales volumes and greater financial and other resources than the Company. The Company believes that it currently supplies up to approximately 10% of the creosote sold in the United States.

     The Company does not supply CCA, the most widely-used wood preservative. The Company believes that there are three suppliers of CCA in the United States, Hickson Corporation, Chemical Specialties, Inc. and Osmose Wood Preserving, Inc. Each of those companies has larger sales volume and greater financial resources than the Company.

     Penta and creosote are pesticides that must be registered prior to sale under United States law. See "-Environmental and Safety Matters-Licenses, Permits and Product Registrations." As a condition to registration, any company wishing to manufacture and sell penta or creosote must provide to the Environmental Protection Agency substantial scientific research and testing data regarding the chemistry and toxicology of the products. That data must be generated by the applicant or the applicant must compensate other data providers for relying on their information. The Company believes that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors in the United States market, particularly those with lesser financial resources. While the Company has no reason to believe that the registration requirement will be discontinued or materially modified, there can be no assurances as to the effect of such a discontinuation or modification on the Company's competitive position.

     The Company believes that its ability to compete effectively is dependent upon providing its products at competitive prices, anticipating new markets and distribution channels for its products and maintaining a strong commitment to product quality and customer service.

     EMPLOYEES

     As of September 30, 1997, the Company had a total of 74 employees, 73 of whom are full-time employees. Nine of the Company's employees were employed at the Company's corporate offices in Houston, Texas, 59 were employed at the Matamoros facility and six were employed at the Tuscaloosa facility. None of the employees in the United States are represented by a labor union but 22 of KMEX's employees in Mexico are represented under a labor contract. The Company believes that it has good relations with its employees.

     ENVIRONMENTAL AND SAFETY MATTERS

     The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company believes that it is currently in substantial compliance with all such applicable laws and regulations. The Company must devote substantial financial resources to ensure such compliance. For a discussion of the Company's expenditures regarding environmental matters, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     The Company anticipates that the regulation of its business operations under federal, state and local environmental regulations in the United States and abroad will increase over time. The Company cannot at this time estimate the impact of increased regulation on the Company's operations, future capital expenditure requirements or the cost of compliance.

     UNITED STATES REGULATION. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws, an owner or operator of property from which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination. In addition, the generator of hazardous substances may be responsible for all or a portion of any required investigation or remediation at offsite disposal locations. Under the Resource Conservation and Recovery Act, as amended ("RCRA"), a facility that treats, stores or disposes of hazardous wastes on-site may be liable for corrective action costs. In addition to CERCLA and RCRA, state laws and regulations may impose the same or broader liability.

     The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and the regulations thereunder.

     MEXICO REGULATION. The Company's Matamoros facility and its operations in Mexico are subject to various environmental laws, regulations and ordinances promulgated by governmental authorities in Mexico. The Secretariat of Environment, Natural Resources and Fisheries (SECRETARIATE DE MEDIO AMBIENTE, RECURSOS NATURALES Y PESCA: "SEMARNAP") is given overall responsibility for environmental regulation in Mexico. SEMARNAP's responsibilities include enforcement of Mexico's laws and regulations concerning air and water emissions and hazardous waste treatment, storage and disposal. SEMARNAP is given broad authority to enforce compliance with environmental laws and regulations and can require that operations be suspended pending completion of required remedial action.

     LICENSES, PERMITS AND PRODUCT REGISTRATIONS. Certain licenses, permits and product registrations are required for the Company's products and operations in the United States, Mexico and other countries in which the Company does business. Such licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers of pesticides such as penta and creosote are required to obtain a registration for their products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") from the Environmental Protection Agency (the "EPA") in order to sell those products in the United States. Compliance with the registration system under FIFRA has had and will in the future have a material effect on the Company's business, financial condition and results of operations. The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under an agreement reached with the other industry participant, the Company is responsible for its proportionate share of the research and testing costs pertaining to penta, based on its market share. The Company incurred expenses of approximately $198 thousand and $525 thousand in connection with the FIFRA research and testing program in fiscal 1997 and fiscal 1996, respectively. Although a similar industry group funds a creosote research and testing program, the cost of that effort is borne by VfT.

ITEM 2.   DESCRIPTION OF PROPERTY

     Set forth below is information with respect to certain of the Company's properties.

                                                                   LEASE
                                        APPROXIMATE     OWNED/   EXPIRATION
LOCATION               PRIMARY USE          SIZE        LEASED      DATE
--------               -----------      ------------    ------   ------------
Houston, Texas         Corporate        8,500 square    Leased    October 31,
                       Office              feet                      1997

Matamoros, Mexico      Manufacturing      7 acres        Owned

Tuscaloosa, Alabama    Processing        1.5 acres      Leased      Month to
                       Distribution                                   month


     The Company believes that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. The Company believes that if the leases for any of its facilities were not renewed or were terminated, other suitable facilities could be leased or purchased.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is a not a party to any legal actions or proceedings that it believes will have a material adverse effect on its business, results of operations or financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submited during the fourth quarter of fiscal 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock was traded under the trading symbol "KMGB" on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. from January 28, 1997 to June 2, 1997 and on The Nasdaq SmallCap Market since that date. The approximate high and low bid quotations in fiscal 1997 were as follows:

          Period:                            High        Low
                                             ----        ---

          January 28 - January 31, 1997    $  5.00     $  5.00
          Third quarter fiscal 1997           6.00        3.00
          Fourth quarter fiscal 1997          4.50        2.88

Such quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The quotations are based on information reported by the National Association of Securities Dealers, Inc.

     As of October 10, 1997, there were 7,000,169 shares of Common Stock issued and outstanding held by 559 holders of record.

     KMG declared and paid dividends of $140,003 in September, 1997 and $124,995 in August 1996. The Company anticipates that future earnings will be retained to finance the continuing development of its business. Accordingly, the Company does not anticipate paying substantial dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the twelve month periods ended July 31, 1997 and July 31, 1996 and gross profit expressed as a percentage of net sales:


                                                Twelve Months Ended July 31    Increase/
                                                ---------------------------   (Decrease)
                                                   1997           1996
                                                ----------------------------------------
Net sales...................................... $19,485,035   $19,801,927     $(316,892)

Cost of sales..................................  11,265,700    11,529,603      (263,903)

Gross profit...................................   8,219,335     8,272,324       (52,989)

Gross profit percent...........................         42%           42%

Selling, general and administrative expense ...   3,911,452     4,005,742       (94,290)

Operating income...............................   4,307,883     4,266,582        41,301

Other income (expense), net....................      62,214       (81,553)      143,767

Income before taxes............................   4,370,097     4,185,029       185,068

Provision for income taxes ....................  (1,660,637)   (1,533,605)     (127,032)

Net income .................................... $ 2,709,460   $ 2,651,424     $  58,036


     SALES REVENUE

     Net sales in fiscal 1997 decreased approximately $317 thousand as compared to fiscal 1996, a 1.6% decrease. The decrease was attributable primarily to a decline in the Company's export sales of sodium penta in the first two quarters of fiscal 1997 as compared with the same two quarters of fiscal 1996. The sodium penta decrease resulted when certain foreign producers made significant inroads into the South American and Far Eastern markets with an aggressive pricing strategy. The Company has taken steps to counter this threat by emphasizing the quality of its products and by granting certain concessions where appropriate. As a result of those actions, sodium penta sales during the last two quarters of fiscal 1997 were approximately level as compared with the last two quarters of fiscal 1996.

     GROSS PROFIT

     Despite the decline in net sales in fiscal 1997 as compared to fiscal 1996, gross profit was essentially unchanged due to reductions in cost of goods sold. In the fourth quarter of fiscal 1996, the Company began producing sodium penta at its plant in Matamoros, Mexico, replacing a higher-cost, contract manufacturer that had been the Company's source for that product. That change resulted in significant cost savings during fiscal 1997 that essentially offset the impact of the net sales declines described above.

     SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES

     Aggregate selling, distribution, general and administrative expenses were unchanged in fiscal 1997 as compared with fiscal 1996.

     According to FIFRA, the environmental statute under which penta is registered for sale in the United States, the Company is obligated to provide the EPA with test data concerning the chemistry and toxicology of penta. The Company expensed approximately $198 thousand for penta testing costs in fiscal 1997 and approximately $525 thousand in fiscal 1996. The Company expects to continue to incur and expense additional costs for penta testing under FIFRA of approximately $300 thousand in each of the next two fiscal years, although there can be no assurance that actual costs will not exceed current estimates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of capital have traditionally been externally generated or from commercial borrowings. The Company's cash needs are primarily for capital expenditures for maintenance of its property, plant and equipment. The Company believes that its cash flows from operations and available borrowing under its Revolving Credit Facility (hereinafter defined) will be sufficient to fund its anticipated cash requirements in fiscal 1998. In the event that those sources are not sufficient to fund the Company's expenditures, the Company would be required to seek additional debt or equity financing from commercial lenders, institutional investors or individual investors. There can be no assurance that such financing will be available on acceptable terms.

     The Company's strategy includes expansion through acquisitions. There can be no assurance that the Company will be successful in its ability to identify, consummate and assimilate acquisitions on desirable economic terms.
Furthermore, the Company's ability to consummate such acquisitions may be dependent to a certain extent upon obtaining additional debt or equity financing from commercial lenders, institutional investors or individual investors. There can be no assurance that such financing will be available on acceptable terms.

     In early fiscal 1997 the Company's wholly-owned subsidiary, KMG, obtained a working capital line of credit by entering into a Revolving Loan Agreement with SouthTrust Bank of Alabama, National Association (the "Revolving Credit
Facility"), replacing a previous loan agreement.   Under the Revolving Credit
Facility, the Company may borrow up to the lesser of $2.5 million or a borrowing base (as defined therein). The Revolving Credit Facility contains various representations and warranties and affirmative and negative covenants applicable to KMG, including a limitation that equity investments or loans by the KMG not exceed $250 thousand (other than funds to KMEX for the new Matamoros facility) and a requirement to obtain the lender's consent prior to replacing the President and chairman of the board directors of KMG, David L. Hatcher, or any merger, reorganization or recapitalization of KMG. In addition, the Revolving Credit Facility requires KMG to maintain a tangible net worth (as defined therein) of not less than $2.5 million and a fixed charge coverage ratio of 1.5 to 1.0. In fiscal 1996 the Company paid approximately $921 thousand toward its then existing revolving credit facility with BNY Financial Corporation. The Company had virtually no borrowing against its current Revolving Credit Facility during fiscal 1997. As of September 30, 1997 the Company's borrowing base under the Revolving Credit Facility was approximately $2.0 million but the Company had no outstanding borrowing.

     As of July 31, 1997 the Company had cash and cash equivalents of approximately $2.6 million as compared with approximately $553 thousand as of July 31, 1996. Net cash provided by operations during fiscal 1997 was approximately $3.4 million as compared with approximately $2.4 million for fiscal 1996.

     In fiscal 1997 the Company moved its manufacturing facility to a new location in Matamoros, Mexico. Commercial production at the original facility ceased early in December 1996 and did not restart at the new facility until May 1997. That relocation of the Company's manufacturing facility materially affected operating assets and liabilities during fiscal 1997. For example, finished product inventories were increased beginning in fiscal 1996 in anticipation of the cessation of production during the relocation. During fiscal 1997 inventories were reduced by approximately $947 thousand, bringing inventories down to approximately normal operating levels by the end of the fiscal year. In addition, as the plant relocation was accomplished, accrued liabilities established in connection with the anticipated move declined in fiscal 1997 by approximately $243 thousand.

     The Company's investing activities consisted primarily of capital expenditures related to site acquisition and construction costs for relocation of its Matamoros, Mexico manufacturing facility. Total relocation costs were approximately $1.5 million, of which approximately $1.2 million has been capitalized. The Company anticipates that it will incur approximately
$750 thousand in fiscal 1998 in capital expenditures, primarily for additional plant and equipment and upgrades to existing facilities. The Company believes that cash from operations will be sufficient to pay for those expenditures.

     The Company's capital expenditures and operating expenses for environmental matters, excluding FIFRA testing and data submission costs, were approximately $300 thousand in fiscal 1997 and $240 thousand in fiscal 1996. The Company estimates that its capital expenditures and operating expenses for environmental matters other than FIFRA, but including investigation and remediation at its Tuscaloosa, Alabama facility as discussed below, will be approximately
$300 thousand in fiscal 1998. As discussed above, the Company expensed approximately $198 thousand for penta testing costs under FIFRA in fiscal 1997 and approximately $525 thousand in fiscal 1996. The Company anticipates that FIFRA testing costs will be approximately $300 thousand in each of the next two fiscal years. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While the Company does not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

     In connection with the relocation of its Matamoros facility, the Company completed an environmental cleanup of the original site. In addition, the Company conducts periodic ground water sampling at its facility in Tuscaloosa, Alabama as required by the Alabama Department of the Environmental Management ("ADEM"). A 1991 sampling revealed the presence of penta contamination and more recent sampling continues to show some contamination, although in lesser amounts. ADEM has not required any additional response at this time. The Company does not believe that costs for environmental investigation and remediation at either facility will materially impact liquidity or have a material adverse effect on the Company's business, financial condition or results of operations, although there can be no assurances to this effect.

ACCOUNTING STANDARDS

     New accounting standards have been issued for the computation of earnings per share that are effective for periods ending after December 31, 1997. Although the Company has not completed its evaluation of the impact, if any, of the future adoption of the new standards, management believes that their adoption will not have a material effect on the financial position or results of operation of the Company.

ITEM 7.   FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

     FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
     Independent Auditors' Report                                             16
     Consolidated Balance Sheets as of July 31, 1997
          and 1996                                                            17
     Consolidated Statements of Income for the Years Ended
          July 31, 1997 and 1996                                              18
     Consolidated Statements of Stockholders' Equity
          for the Years Ended July 31, 1997
          and 1996                                                            19
     Consolidated Statements of Cash Flows for the
          Years Ended July 31, 1997 and 1996                                  20
     Notes to Consolidated Financial Statements                            21-27

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  KMG-B, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of KMG-B, Inc. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KMG-B, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Houston, Texas
September 12, 1997

KMG-B, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
JULY 31, 1997 AND 1996
-------------------------------------------------------------------------------

ASSETS                                                   1997         1996

CURRENT ASSETS:
  Cash and cash equivalents                           $2,643,070   $  552,550
  Investments                                             89,040       89,040
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
     of $25,000 and $0, respectively                   2,266,221    2,212,942
    Other                                                120,211      134,836
  Note receivable - current                                7,740        7,200
  Inventories                                          1,183,284    2,129,790
  Prepaid expenses and other assets                      113,159       66,103
  Deferred income tax asset                                           110,813
  Income taxes receivable                                 88,887
                                                      ----------   ----------

      Total current assets                             6,511,612    5,303,274

PROPERTY, PLANT AND EQUIPMENT - Net of
 accumulated depreciation                              1,800,143    1,210,915

NOTE RECEIVABLE, Less current portion                    245,267      253,102

OTHER ASSETS                                             828,543      632,265
                                                      ----------   ----------

TOTAL                                                 $9,385,565   $7,399,556
                                                      ----------   ----------
                                                      ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $1,331,305   $1,505,733
  Accrued liabilities                                    669,572      912,310
  Notes payable                                                        14,944
  Income taxes payable                                                 80,175
                                                      ----------   ----------

      Total current liabilities                        2,000,877    2,513,162

DEFERRED TAX LIABILITY                                    34,881
                                                      ----------   ----------

      Total liabilities                                2,035,758    2,513,162
                                                      ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000
   shares authorized, none issued
  Common stock, $.01 par value; 40,000,000
   shares authorized, 7,000,169 shares and
   6,862,474 shares issued and outstanding
   in 1997 and 1996, respectively                         70,002       68,625
  Additional paid-in capital                           1,063,385    1,185,814
  Retained earnings                                    6,216,420    3,631,955
                                                      ----------   ----------

      Total stockholders' equity                       7,349,807    4,886,394
                                                      ----------   ----------

TOTAL                                                 $9,385,565   $7,399,556
                                                      ----------   ----------
                                                      ----------   ----------

See notes to consolidated financial statements.

KMG-B, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 1997 AND 1996
-------------------------------------------------------------------------------

                                                         1997          1996

NET SALES                                             $19,485,035   $19,801,927

COST OF SALES                                          11,265,700    11,529,603
                                                      -----------   -----------

    Gross profit                                        8,219,335     8,272,324

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            3,911,452     4,005,742
                                                      -----------   -----------

    Operating income                                    4,307,883     4,266,582

OTHER INCOME (EXPENSE):
  Interest income                                          67,629        38,689
  Interest expense                                           (282)      (30,779)
  Other                                                    (5,133)      (89,463)
                                                      -----------   -----------

    Total other income (expense)                           62,214       (81,553)
                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                              4,370,097     4,185,029

PROVISION FOR INCOME TAXES                             (1,660,637)   (1,533,605)
                                                      -----------   -----------

NET INCOME                                            $ 2,709,460   $ 2,651,424
                                                      -----------   -----------
                                                      -----------   -----------

EARNINGS PER COMMON SHARE                             $      0.39   $      0.39
                                                      -----------   -----------
                                                      -----------   -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                     6,862,757     6,862,474
                                                      -----------   -----------
                                                      -----------   -----------

See notes to consolidated financial statements.

KMG-B, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                      Common Stock
                                 ----------------------     Additional                   Total
                                   Shares         Par        Paid-In      Retained    Stockholders'
                                   Issued        Value       Capital      Earnings       Equity

BALANCE AT
   AUGUST 1, 1995                6,862,474      $68,625     $1,185,814   $1,080,527    $2,334,966

   Dividends                                                                (99,996)      (99,996)

   Net income                                                             2,651,424     2,651,424
                                 ---------      -------     ----------   ----------    ----------

BALANCE AT
   JULY 31, 1996                 6,862,474       68,625      1,185,814    3,631,955     4,886,394

   Dividends                                                               (124,995)     (124,995)

   Shares issued                   137,695        1,377         98,623                    100,000

   Stock registration costs                                   (221,052)                  (221,052)

   Net income                                                             2,709,460     2,709,460
                                 ---------      -------     ----------   ----------    ----------

BALANCE AT
   JULY 31, 1997                 7,000,169      $70,002     $1,063,385   $6,216,420    $7,349,807
                                 ---------      -------     ----------   ----------    ----------
                                 ---------      -------     ----------   ----------    ----------

See notes to consolidated financial statements.

KMG-B, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                              1997          1996
                                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 2,709,460   $ 2,651,424
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           240,085       343,368
      Loss on sale or abandonment of equipment                                                 36,707        73,003
      Deferred income tax (benefit) provision                                                 145,694      (160,090)
      Changes in operating assets and liabilities:
         Accounts receivable - trade                                                          (53,279)       72,957
         Accounts receivable - other                                                           14,625       (60,192)
         Inventories                                                                          946,506      (864,990)
         Prepaid expenses and other assets                                                    (47,056)        2,135
         Income taxes receivable                                                              (88,887)
         Accounts payable                                                                    (174,428)      199,593
         Accrued liabilities                                                                 (242,738)      381,015
         Income taxes payable                                                                 (80,175)     (250,068)
                                                                                          -----------   -----------

                Net cash provided by operating activities                                   3,406,514     2,388,155
                                                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                                (839,315)     (824,212)
   Collection of note receivable                                                                7,295        19,173
   Additions to other assets                                                                 (222,983)      (64,584)
                                                                                          -----------   -----------

                Net cash used in investing activities                                      (1,055,003)     (869,623)
                                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on line of credit                                                                          (921,184)
   Payment of dividends                                                                      (124,995)      (99,996)
   Principal payments on borrowings                                                           (14,944)      (15,034)
   Issuance of stock                                                                          100,000
   Stock registration costs                                                                  (221,052)
                                                                                          -----------   -----------

                Net cash used in financing activities                                        (260,991)   (1,036,214)
                                                                                          -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   2,090,520       482,318

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                552,550        70,232
                                                                                          -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $ 2,643,070   $   552,550
                                                                                          -----------   -----------
                                                                                          -----------   -----------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
   Cash paid during the year for interest                                                 $       282   $    30,779
   Cash paid during the year for income taxes                                             $ 1,676,784   $ 1,943,763


See notes to consolidated financial statements.

KMG-B, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   KMG-B, Inc. and its subsidiaries (the "Company") is involved in the manufacture and distribution of wood treatment products, principally pentachlorophenol ("penta"). Penta manufacturing operations are conducted through KMG de Mexico (formerly Productos de Preservation, S.A. de C.V.) ("KMEX"), a Mexican corporation and 97% owned subsidiary, at a plant in Matamoros, Mexico. The penta plant began operations in 1986 and was moved to a new location in Matamoros in May 1997.

   The historical financial information for the Company prior to September 13, 1996 reflects the historical results of KMG-Bernuth ("KMG") and KMEX as a result of a reverse merger of KMG with KMG-B in September 1996. Prior to the transaction, KMG-B, Inc. ("KMG-B") had no significant assets, liabilities or operations and its primary business purpose was to seek an acquisition or merger transaction with an operating business with growth potential whereby its shareholders would benefit by owning an interest in a viable business enterprise. On October 15, 1996, pursuant to a stock exchange agreement dated September 13, 1996, KMG-B issued 6,510,000 shares of common stock (approximately 93% of its issued and outstanding common stock) in exchange for all of the issued and outstanding shares of common stock of KMG; KMG-B also issued 352,474 shares of common stock to other shareholders for certain services for KMG-B in connection with the Stock Exchange Agreements and in conjunction with other services. The transaction between KMG-B and KMG provided KMG-B with a viable business enterprise and allowed KMG to become a public company without going through an initial public offering.

   On March 31, 1995, KMG merged with its former parent, Harwin Interests, Inc. ("HII"), with HII ceasing to exist. HII's principal asset was its investment in KMG. This transaction has been accounted for at historical cost in a manner similar to a pooling-of-interests, with KMG assuming $312,881 of net tax liabilities of its previous parent.

   KMG-B was incorporated in the state of Texas in 1992 under the name Water Point Manufacturing, Inc. ("Water Point"). KMG-B as Water Point filed a petition under Chapter 11 of the United States Bankruptcy Court during June of 1995 and in September 1995, a First Amended Joint Plan of Reorganization (the "Plan") was filed and subsequently confirmed by the official committee of unsecured creditors and the bankruptcy trustee. With respect to Water Point, the Plan provided that it would remain in existence, although all capital stock outstanding as of the filing date of the petition would be canceled, and that it was discharged from any and all debts and liabilities that arose prior to October 23, 1996. Water Point adopted "fresh-start" accounting as of the October 23, 1996 bankruptcy discharge date and subsequently changed its name to KMG-B.

   The Company's significant accounting policies are as follows:

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of KMG-B, KMG and KMEX. All significant intercompany accounts and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS - The Company considers all investments with original maturities of three months or less to be cash equivalents.

   INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method.

   PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is stated at cost. Major renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.

   Depreciation is principally computed on a straight-line method over the estimated useful lives of the assets. Depreciation expense was $212,454 and $272,639 in 1997 and 1996, respectively. The estimated useful lives of classes of assets are as follows:

            ASSET DESCRIPTION                           LIFE (YEARS)

      Buildings                                            10 to 30
      Equipment                                             3 to 10
      Leasehold improvements                                 5 to 8

   INCOME TAXES - Deferred income taxes assets and liabilities are determined using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are established for the temporary differences between financial and taxable income. These differences result principally from computing depreciation and amortization using different methods for tax and financial reporting purposes.

   STOCK OPTIONS - The Company accounts for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

   EARNINGS PER SHARE - Earnings per share are calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS No. 128, management believes that the adoption of this statement will not have a material effect on EPS; and pro forma EPS, as suggested for all interim and annual periods prior to required adoption, has been omitted due to immateriality.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt, approximates fair value because of the relatively short maturity of these instruments. The notes receivable, including the current portion, are of a related-party nature, and it is not practicable to estimate the fair value.

   It is not practicable to estimate the fair value of the Company's investments. The Company holds securities in untraded closely held entities that are recorded at cost.

   CONCENTRATIONS OF CREDIT RISKS - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from wood treating manufacturers located worldwide. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.

   RECLASSIFICATIONS - Certain prior year balances have been reclassed to conform to the current year's presentation.

2. INVENTORIES

   Inventories are summarized as follows:

                                                         1997           1996

     Chemical raw materials and supplies              $  333,502   $  195,565
     Finished chemical products                          849,782    1,934,225
                                                      ----------   ----------
     Total                                            $1,183,284   $2,129,790
                                                      ----------   ----------
                                                      ----------   ----------

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment and related accumulated depreciation are summarized as follows:

                                                         1997         1996

     Land                                            $   267,947   $  169,357
     Buildings                                           651,018
     Equipment                                         2,237,023    2,515,230
     Leasehold improvements                               28,276      338,404
     Construction-in-progress                             33,693      427,958
                                                     -----------   -----------

                                                       3,217,957      3,450,949

     Less accumulated depreciation and amortization   (1,417,814)   (2,240,034)
                                                     -----------   -----------

     Total                                           $ 1,800,143   $ 1,210,915
                                                     -----------   -----------
                                                     -----------   -----------

4. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

   Monetary assets and liabilities and income items for KMEX are translated to U.S. dollars at current rates, and certain assets (notably buildings and equipment) are translated at historical rates. Expense items for KMEX are translated at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency translation for KMEX are included in operations. Foreign currency translation resulted in an aggregate exchange gain of $15,151 and $20,666 in fiscal years 1997 and 1996, respectively.

5. INCOME TAXES

   The provision (benefit) for income taxes consists of the following:

                                                    1997         1996

     Current federal provision                   $1,383,866   $1,557,011
     Current state provision                        131,077      136,684
     Deferred income tax provision (benefit)        145,694     (160,090)
                                                 ----------   ----------

     Total                                       $1,660,637   $1,533,605
                                                 ----------   ----------
                                                 ----------   ----------

   Deferred income taxes are provided for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. As of July 31, 1997, deferred income taxes relating to temporary differences consisted of $34,881 of noncurrent deferred tax liabilities. As of July 31, 1996, deferred income taxes relating to temporary differences consisted of $110,813 of current deferred tax assets and $7,225 of noncurrent deferred tax assets (included in other assets). No valuation allowance was required as of July 31, 1997 or 1996.

   The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal income tax rate to the earnings before income taxes for the year ended July 31:

                                                    1997         1996

     Provision for income taxes at the
      statutory rate                             $1,485,543   $1,422,910
     State income taxes                             131,077      136,684
     Other                                           44,017      (25,989)
                                                 ----------   ----------

     Total                                       $1,660,637   $1,533,605
                                                 ----------   ----------
                                                 ----------   ----------

6. OTHER ASSETS

   Other assets consist of the following:

                                                     1997         1996

     Advances for premiums on employee-owned
      life insurance policies (see Note 9)         $428,733     $354,023

     Licensing agreement, net of accumulated
      amortization of $86,309 on July 31, 1997
      and $63,452 on July 31, 1996                  233,691      256,548

     Other                                          166,119       21,694
                                                   --------     --------

     Total                                         $828,543     $632,265
                                                   --------     --------
                                                   --------     --------
                                     -24-

   During 1991, the Company entered into a technology licensing agreement resulting in the granting to the Company of an exclusive worldwide right and license to use and sublease certain proprietary and sales information and to manufacture and sell certain products for an indefinite period of time. Total cost to the Company for this license was $320,000, which is being amortized on a straight-line basis over a 15-year term which approximates the patent life of the products represented by this agreement.

7. LONG-TERM DEBT

   During 1996, the Company maintained a line of credit with a bank that provided for borrowings of up to $3,500,000. The borrowing base was limited by a formula defined in the agreement based upon the amount of receivables and inventory. Interest payments were due monthly at 1% over the higher of the prime rate or the federal funds rate plus 1/2% with a minimum rate of 6%. The Company had no borrowings outstanding as of July 31, 1996. This agreement was terminated on July 31, 1996.

   Effective August 1, 1996, the Company entered into a new revolving line-of-credit agreement with a different bank that provides for borrowings of up to $2,500,000. The borrowing base under this agreement is limited by a formula defined in the agreement based on the amount of receivables and inventory. Interest payments are due monthly. The line of credit is subject to a 1/4% unused line fee, is secured by the Company's receivables, inventory and general intangibles and is partially guaranteed by the Company's majority stockholder. The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum net worth requirements. No borrowings were outstanding under this agreement at July 31, 1997.

   Effective September 1, 1997, the revolving line-of-credit agreement was amended to extend the loan termination date until January 15, 1999. In addition, the interest rate was amended to be either the base rate as designated by the bank (8.50% at September 1, 1997) or 90 or 180 day LIBOR plus 2%. The Company has the right to specify the rate to be effective during given periods. At September 1, 1997, 90 and 180 day LIBOR rates were 5.75% and 5.88%, respectively.

8. COMMITMENTS AND CONTINGENCIES

   COMMITMENTS

   OPERATING LEASES - The Company has operating leases for its office and warehouse facilities and certain transportation equipment. At July 31, 1997, the Company was obligated under these leases for the following future minimum lease commitments:


                  Year Ending July 31,                Amount

                         1998                        $154,120
                         1999                         112,218
                         2000                          65,756
                         2001                           9,670
                         2002
                                                     --------

                         Total                       $341,764
                                                     --------
                                                     --------

   Rent expense relating to the operating leases was $250,691 and $253,713 for the years ended July 31, 1997 and 1996, respectively.

   CONTINGENCIES

   ENVIRONMENTAL - As a manufacturer and supplier of wood treatment products, the Company is subject to a variety of health, safety and environmental laws within the countries in which it operates. These governments may implement new laws or regulations which amend or impose restrictions on the sale or use of the Company's raw materials and products. In management's opinion, the Company is currently in compliance with all applicable laws and regulations, and no actions or proceedings against the Company are known to be in process.

   In August 1988 the U.S. Environmental Protection Agency ("EPA") issued a comprehensive data call-in notice for test data on all products covered under the Federal Insecticide, Fungicide and Rodenticide Act. This notice required product registrants, including KMG, to perform an extensive series of controlled tests and to provide the EPA with the results of those tests.

   To meet the EPA requirements and to mitigate the cost of doing so, KMG joined with another pentachlorophenol manufacturer in the creation of a "penta data task force" in July 1989. To date, this task force has performed the bulk of the EPA mandated tests. The data from these tests are consistent with historical pentachlorophenol test results and, as such, will not, in management's opinion, hinder the re-registration of pentachlorophenol products. Costs incurred by KMG of approximately $198,000 and $525,000 in fiscal years 1997 and 1996, respectively, are included in general and administrative expenses. No costs were incurred in fiscal year 1995; however, costs of approximately $418,000 were expensed prior to fiscal year 1995.

   During 1997, the mandate of the penta data task force changed to include possible compliance testing required by foreign governments. Since these governments have the authority to amend testing protocols and/or to mandate additional tests, future costs to KMG are difficult to quantify. However, management estimates that these future costs will be approximately $300,000 per year and intends to expense these costs as incurred.

   LAWSUITS - The Company is involved in various claims and lawsuits in the normal course of business. Management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial condition or operations.

9. RELATED-PARTY TRANSACTIONS

   During 1991, the Company entered into "split-dollar insurance" arrangements with two officers/stockholders. Under these agreements, the Company advances funds for insurance premiums and records these advances as noncurrent assets. The Company has a security interest in the insurance policies to the extent of the advances made. The security is to be satisfied either from death benefit proceeds or, in the event of termination of the agreement(s), by reimbursement from the officer(s)/stockholder(s).

   The Company advanced funds to an officer under an unsecured promissory note dated July 15, 1994. The amount is due in semimonthly installments of $1,000, including interest at 6.5%. As of July 31, 1997 and 1996, $253,007 and $260,302, respectively, was outstanding under this note.

   Effective October 15, 1996, an entity that employs a director of the Company, which is also a shareholder of the Company, entered into a consulting agreement (the "Consulting Agreement") with the Company. The Company issued 137,695 shares of its common stock for services rendered under the Consulting

    Agreement regarding the stock exchange agreement (as discussed in Note 1) and other related matters. The number of shares issued was valued at $100,000, based on the estimated fair value of the services provided.

10. EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution 401(k) plan covering substantially all its U.S. employees. The participants may contribute from 3% to 15% of their compensation, and the Company makes matching contributions under this plan equal to 3% of the participants' compensation. Company contributions to the plan totaled approximately $18,000 and $22,000 in fiscal years 1997 and 1996, respectively.

11. SIGNIFICANT CUSTOMERS

    The Company had two significant customers in 1997 whose sales as a percentage of total sales were 10.3% and 10.7%, respectively, and one significant customer in 1996 whose sales as a percentage of total sales was 9.8%.

12. STOCK OPTION PLAN

    KMG-B adopted the 1996 Stock Option Plan (the "Stock Plan") on October 15, 1996 and reserved 700,000 shares of its common stock for issuance under the Stock Plan. The Stock Plan provides for the grant of "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The Stock Plan will be administered either by the KMG-B Board of Directors or by a committee of two or more nonemployee directors. Subject to the terms of the Stock Plan, the Board of Directors or the committee has the authority to grant options under the Stock Plan, to amend, construe and interpret it, and to make all other determinations and take any and all actions necessary or advisable for its administration. The directors, consultants and key employees of KMG-B or any subsidiary are eligible to receive options under the Stock Plan, but only salaried employees of KMG-B or its subsidiaries are eligible to receive incentive stock options.

    Options will be exercisable during the period specified in each option agreement and in accordance with a vesting schedule to be designated by the Board of Directors or the committee. Any option agreement may provide that options become immediately exercisable in the event of a change or threatened change in control of KMG-B and in the event of certain mergers and reorganizations of KMG-B. Options may be subject to early termination within a designated period following the optionee's cessation of service with the Company.

    An option to purchase 43,671 shares of common stock had been granted to an employee in 1994. The option became fully vested on July 31, 1997 at an exercise price of $.216 per share, which approximated fair market value at the date of grant, and was accounted for under the provisions of APB Opinion No. 25.

13. DIVIDENDS

    On September 2, 1997, the Company declared a dividend of $0.02 per share payable September 30, 1997, to common shareholders of record as of September 15, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

     Pursuant to instruction E.3 to Form 10-KSB, the information required by Items 9-12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed on or about November 15, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.

(a) The financial statements filed as part of this report in Item 7 are listed in the Index to Financial Statements contained in such Item. The following documents are filed as exhibits to this report:

     2.1 First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date. *
     2.2 Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc. *
     3 (i)  Amended and Restated Articles of Incorporation. *
     3 (ii) Bylaws. *
     4.1    Form of Common Stock Certificate. *
     10.1 Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG. *
     10.2 Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association. *
     10.3 $2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association. *
     10.4   1996 Stock Option Plan. *
     10.5   Stock Option Agreement dated October 17, 1996 by and between
            KMG-B, Inc. and Thomas H. Mitchell. *
     10.6 Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation. *
     10.7 Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher. *
     10.8 Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey. *

     21.1   Subsidiaries of the Company. *
     27.1   Financial Data Schedule.

Documents marked by an (*) were filed by the Company on December 6, 1996 as part of its Form 10, file number 000-21839.

(b) No Forms 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG-B, INC.


By: /s/ David L. Hatcher                    Date: October 16, 1997
   -----------------------------------
        David L. Hatcher, President
        and Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jack Vernie                         Date: October 16, 1997
   -----------------------------------
        Jack Vernie, Controller


By: /s/ Bobby D. Godfrey                    Date: October 16, 1997
   -----------------------------------
        Bobby D. Godfrey, Director


By: /s/ George W. Gilman                    Date: October 16, 1997
   -----------------------------------
        George W. Gilman, Director


By: /s/ Fred C. Leonard III                 Date: October 16, 1997
   -----------------------------------
        Fred C. Leonard III, Director


By: /s/ Charles M. Neff, Jr.                Date: October 16, 1997
   -----------------------------------
        Charles M. Neff, Jr., Director