Form 10QSB
period 1997-10-31
KMG B INC
filed 1997-12-12
CIK 1028215

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1997

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from ________ to ______

                       Commission file number 000-21839

                              KMG CHEMICALS, INC.
                            (Formerly KMG-B, Inc.)
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,000,169 shares of Common Stock

Transitional Small Business Disclosure Format (Check one):  Yes / /   No /X/

PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              KMG CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS

    (Stated In  Dollars)
                                                 October 31,     July 31,
                                                    1997           1997
                                                ------------    ----------
ASSETS                                           (UNAUDITED)     (AUDITED)

CURRENT ASSETS                                 $ 7,796,189      $6,511,612

PROPERTY, PLANT AND EQUIPMENT -
   Net of accumulated depreciation               1,894,445       1,800,143

NOTES RECEIVABLE, Less current portion             243,368         245,267

OTHER ASSETS                                       835,824         828,543
                                               -----------      ----------
TOTAL                                          $10,769,826      $9,385,565
                                               -----------      ----------
                                               -----------      ----------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                            $ 2,665,876      $2,000,877

DEFERRED INCOME TAX LIABILITY                       34,881          34,881
                                               -----------      ----------
      Total liabilities                          2,700,757       2,035,758
                                               -----------      ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     none issued
   Common stock, $.01 par value,
     40,000,000 shares authorized,
     7,000,169 shares issued and
     outstanding                                    70,002          70,002
   Additional paid-in capital                    1,063,385       1,063,385
   Retained earnings                             6,935,682       6,216,420
                                               -----------      ----------
      Total stockholders' equity                 8,069,069       7,349,807
                                               -----------      ----------

TOTAL                                          $10,769,826      $9,385,565
                                               -----------      ----------
                                               -----------      ----------

See notes to consolidated financial statements.

                              KMG CHEMICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

(STATED IN DOLLARS)
                                                         THREE MONTHS ENDED
                                                             OCTOBER 31,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
NET SALES                                            $5,385,055     $5,222,945

COST OF SALES                                         3,215,797      3,049,926
                                                     ----------     ----------


          Gross Profit                                2,169,258      2,173,019

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                          831,123        729,457
                                                     ----------     ----------

          Operating Income                            1,338,135      1,443,562


OTHER INCOME (EXPENSE):
   Interest & Dividend Income                            46,814          9,634
   Interest Expense                                                       (282)
   Other                                                    963         (7,010)
                                                     ----------     ----------

          Total Other Income                             47,777          2,342


INCOME BEFORE INCOME TAX                              1,385,912      1,445,904

          Provision For Income Tax                     (526,647)      (518,189)
                                                     ----------     ----------


NET INCOME                                           $  859,265     $  927,715
                                                     ----------     ----------
                                                     ----------     ----------


NET INCOME PER SHARE                                      $0.12          $0.14
                                                     ----------     ----------
                                                     ----------     ----------


WEIGHTED AVERAGE SHARES
       OUTSTANDING                                    7,000,169      6,862,474
                                                     ----------     ----------
                                                     ----------     ----------

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Stated In  Dollars)
                                         COMMON STOCK
                                   ------------------------     ADDITIONAL                      TOTAL
                                    SHARES            PAR        PAID-IN        RETAINED     STOCKHOLDERS'
                                    ISSUED           VALUE       CAPITAL        EARNINGS        EQUITY
                                   ---------        -------     ----------     ----------    -------------
BALANCE AT AUGUST 1, 1995          6,862,474        $68,625     $1,185,814     $1,080,527     $2,334,966

 Dividends                                                                        (99,996)       (99,996)

 Net income                                                                     2,651,424      2,651,424
                                   ---------        -------     ----------     ----------     ----------

BALANCE AT AUGUST 1, 1996          6,862,474         68,625      1,185,814      3,631,955      4,886,394

 Dividends                                                                       (124,995)      (124,995)

 Shares issued                       137,695          1,377         98,623                       100,000

 Stock registration costs                                         (221,052)                     (221,052)

 Net income                                                                     2,709,460      2,709,460
                                   ---------        -------     ----------     ----------     ----------

BALANCE AT JULY 31, 1997           7,000,169        $70,002     $1,063,385     $6,216,420     $7,349,807

 Dividends (unaudited)                                                         $ (140,003)      (140,003)

 Net income (unaudited)                                                        $  859,265        859,265
                                   ---------        -------     ----------     ----------     ----------

BALANCE AT OCTOBER 31, 1997        7,000,169        $70,002     $1,063,385     $6,935,682     $8,069,069
                                   ---------        -------     ----------     ----------     ----------
                                   ---------        -------     ----------     ----------     ----------

See notes to consolidated financial statements.

                              KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

    (STATED IN  DOLLARS)
                                                           THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                       ---------------------------
                                                          1997            1996
                                                       ----------       ---------
CASH FLOWS FROM OPERATING  ACTIVITIES:
 Net income                                            $  859,265       $ 927,715
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            62,699          74,740
  Gain on the disposal of fixed assets                     (3,532)
  Changes in operating assets and liabilities:
   Accounts receivable - trade                            105,934         (50,648)
   Accounts receivable - other                             47,115         (52,897)
   Inventories                                            (92,203)       (604,290)
   Prepaid expenses and other assets                       (8,761)        (44,715)
   Accounts payable                                       242,629          69,320
   Accrued liabilities                                    (68,705)        (59,414)
   Income taxes payable                                   491,075         481,689
                                                       ----------       ---------
     Net cash provided by operating activities         $1,635,516       $ 741,500
                                                       ----------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment              (151,316)       (329,182)
 Sale of fixed assets                                       4,500
 Collection of (additions to) notes receivable              1,899         (48,221)
 Additions to other assets                                (13,934)        (22,774)
                                                       ----------       ---------
     Net cash used in investing activities              $(158,851)      $(400,177)
                                                       ----------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends                                    (140,003)       (124,995)
                                                       ----------       ---------
 Stock registration costs                                                (138,418)
     Net cash used in financing activities              $(140,003)      $(263,413)
                                                       ----------       ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS              $1,336,662       $  77,910

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          2,643,070         552,550
                                                       ----------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $3,979,732       $ 630,460
                                                       ----------       ---------
                                                       ----------       ---------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
 Cash paid during the period for interest                               $     282
 Cash paid during the period for income taxes          $   32,520       $  36,500

See notes to consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     (1) The Company changed its name from KMG-B, Inc. to KMG Chemicals, Inc. on December 11, 1997.

     (2) The Management's Discussion and Analysis of Operations which follows these notes contains additional information on the results of current operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-KSB, filed on October 17,1997, includes additional information about the Company, its operations and financial position for the fiscal years ended July 31, 1997 and 1996 and should be read in conjunction with this quarterly report on Form 10-QSB.

     (2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

     (3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 1997 and October 31, 1996 and gross profit expressed as a percentage of net sales:

                                         Three Months Ended
                                             October 31,            Increase/
                                         1997           1996        (Decrease)

Net sales                             $5,385,055     $5,222,945     $ 162,110
Cost of goods sold                     3,215,797      3,049,926       165,871
                                      ----------     ----------     ---------

Gross profit                           2,169,258      2,173,019        (3,761)
Gross profit percent                       40.3%          41.6%

Selling, general and
administrative expense                   831,123        729,457       101,666
                                      ----------     ----------     ---------

Operating income                       1,338,135      1,443,562      (105,427)
Other income (expense), net               47,777          2,342        45,435
                                      ----------     ----------     ---------

Income before taxes                    1,385,912      1,445,904       (59,992)

Provision for income taxes              (526,647)      (518,189)       (8,458)
                                      ----------     ----------     ---------

Net income                            $  859,265     $  927,715     $ (68,450)
                                      ----------     ----------     ---------
                                      ----------     ----------     ---------

     SALES REVENUE

     Net sales revenue for the quarter ended October 31, 1997 was $162 thousand
greater than in the same quarter of fiscal 1997, a 3.1% increase.   Net sales
from pentachlorophenol-based products as a whole rose by 9.7%, an increase that management believes was primarily due to an increase in demand for treated utility poles in the United States. Conversely, net sales of creosote fell by 10.4% due to a decline in demand for treated railroad ties. Management believes that these comparative changes represent normal demand fluctuations and that neither is indicative of a long-term trend.

     GROSS PROFIT

     The increase in net sales revenues for the first quarter of fiscal 1998 over the first quarter of fiscal 1997 was offset by a $166 thousand (5.4%) increase in cost of goods sold. Most of the cost increase was attributable to the fact that the Company's Matamoros, Mexico production facility was operated at a higher thru-put level during the quarter ended October 31, 1996, which resulted in a lower per-unit cost of production for that quarter as compared to the quarter ended October 31, 1997. The higher thru-put level was maintained in order to build inventory in anticipation of the relocation of the facility. Commercial production at the Company's original manufacturing facility was shut down in December 1996 and restarted at the new location in Matamoros, Mexico in May 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses registered a $102 thousand or, 13.9% increase in the current quarter. Most of this rise was attributable to increases of approximately $39 thousand, each, in the accrued reserves related to Penta Task Force (PTF) activities and for fiscal year-end bonus payments. Both the PTF and bonus accruals were relatively low in the first and second quarters of fiscal 1997 and were raised, significantly, for the final six months of that period. Management estimates that for fiscal 1998, in total, PTF and bonus expenses will rise by approximately $80 thousand and $50 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1997 the Company had cash and cash equivalents of approximately $4.0 million, an increase of approximately $1.4 million since the beginning of fiscal 1998. The increase was due to pre-tax income generated during the first quarter. Estimated tax payments attributable to first quarter earnings were paid in November 1997.

     As of October 31, 1997 the Company had cash and cash equivalents of approximately $4.0 million as compared with $630 thousand as of October 31, 1996. The increase, approximately $3.4 million, was primarily attributable to net income of $2.6 million over the intervening 12 month period coupled with a $1.5 million decline in inventory and partially offset by capital expenditures of approximately $661 thousand. The inventory decline and the majority of the capital expenditures were directly related to the relocation of the Company's Matamoros, Mexico production facility.

     The Company's borrowing base under the Revolving Loan Agreement with SouthTrust Bank of Alabama, National Association was approximately $1.9 million as of October 31, 1997, but the Company had no borrowings under that credit facility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the shareholders of the Company was held on November 19, 1997. At that meeting, the shareholders voted to elect all the nominees for director as follows:

     Nominees                    Votes For        Votes Against
     --------                    ---------        -------------

     David L. Hatcher            6,682,471            331
     George W. Gilman            6,682,471            331
     Bobby D. Godfrey            6,682,471            331
     Fred C. Leonard, III        6,682,471            331
     Charles M. Neff, Jr.        6,682,471            331

     In addition, the shareholders approved resolutions to amend the Company's Restated and Amended Articles of Incorporation to change the Company's name to "KMG-Chemicals, Inc." The vote was 6,682,423 votes for the proposal, no votes against the proposal, and 379 abstentions. The amendment to the Company's Restated and Amended Articles of Incorporation to change the name of the Company was filed with the Secretary of State of the State of Texas on December 11, 1997.

     Finally, the shareholders voted to ratify the appointment of Deloitte & Touche, LLP as independent accountants and auditors of the Company for fiscal year

1998. The vote was 6,682,223 votes for the ratification, 200 votes against, and 379 abstentions.

                         PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits:

     3(iii) Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997
     10.9      Second Amendment to Revolving Loan Agreement
     10.10     $2,500,000 Amended and Restated Revolving Note
     27.1      Financial Data Schedule

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended
October 31, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By: /s/ David L. Hatcher                               Date: December 12, 1997
   ------------------------------
     David L. Hatcher, President


By: /s/ Jack Vernie                                    Date: December 12, 1997
   ------------------------------
    Jack Vernie, Controller