Form 10QSB
period 1998-01-31
KMG B INC
filed 1998-03-12
CIK 1028215

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended January 31, 1998

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                               For the transition period from ________ to ______

                          Commission file number 000-29278

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

PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                KMG CHEMICALS, INC.
                           CONSOLIDATED  BALANCE  SHEETS

    (Stated In  Dollars)


                                                      January 31,     July 31,
                                                         1998           1997
                                                         ----           ----
ASSETS                                                 (UNAUDITED)    (AUDITED)
CURRENT ASSETS                                         $7,060,878   $6,511,612

PROPERTY, PLANT AND EQUIPMENT -
   Net of accumulated depreciation                      2,260,529    1,800,143

NOTES RECEIVABLE, Less current portion                    241,438      245,267

OTHER ASSETS                                              867,925      828,543
                                                          -------      -------

TOTAL                                                 $10,430,770   $9,385,565
                                                      -----------   ----------
                                                      -----------   ----------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                    $1,766,544   $2,000,877

DEFERRED INCOME TAX LIABILITY                              34,881       34,881
                                                           ------       ------

         Total liabilities                              1,801,425    2,035,758
                                                        ---------    ---------
 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      none issued
   Common stock, $.01 par value,
      40,000,000 shares authorized,
      7,000,169 shares issued and
      outstanding                                          70,002       70,002
   Additional paid-in capital                           1,063,385    1,063,385
   Retained earnings                                    7,495,958    6,216,420
                                                        ---------    ---------

         Total stockholders' equity                     8,629,345    7,349,807
                                                        ---------    ---------

TOTAL                                                 $10,430,770   $9,385,565
                                                      -----------   ----------
                                                      -----------   ----------


See notes to consolidated financial statements.

                                KMG CHEMICALS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)



          (Stated in Dollars)


                                                       Three Months Ended             Six Months Ended
                                                           January 31,                   January 31,
                                                           -----------                   -----------
                                                      1998           1997           1998           1997
                                                      ----           ----           ----           ----
NET SALES                                         $4,410,757     $4,248,823     $9,795,811     $9,471,767

COST OF SALES                                      2,696,201      2,462,887      5,911,998      5,512,813
                                                   ---------      ---------      ---------      ---------

     Gross Profit                                  1,714,556      1,785,936      3,883,813      3,958,954

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           882,117        904,899      1,713,239      1,634,355
                                                     -------        -------      ---------      ---------

     Operating Income                                832,439        881,037      2,170,574      2,324,599


OTHER INCOME (EXPENSE):
 Interest & Dividend Income                           55,660         11,855        102,473         21,489
 Interest Expense                                                                                    (282)
 Other                                                15,580         12,824         16,544          5,814
                                                      ------         ------         ------          -----

     Total Other Income                               71,240         24,679        119,017         27,021


INCOME BEFORE INCOME TAX                             903,679        905,716      2,289,591      2,351,620

     Provision For Income Tax                       (343,403)      (373,438)      (870,050)      (891,627)
                                                     -------        -------        -------        -------

NET INCOME                                          $560,276       $532,278     $1,419,541     $1,459,993
                                                    --------       --------     ----------     ----------
                                                    --------       --------     ----------     ----------

EARNINGS PER SHARE:
 Basic                                                 $0.08          $0.08          $0.20          $0.21
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

 Diluted                                               $0.08          $0.08          $0.20          $0.21
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                             7,000,169      6,862,474      7,000,169      6,862,474
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

 Diluted                                           7,046,404      6,903,787      7,044,947      6,903,787
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------


See notes to consolidated financial statements.

                                KMG CHEMICALS, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




    (Stated In  Dollars)


                                               COMMON STOCK
                                               ------------           ADDITIONAL                     TOTAL
                                           SHARES          PAR         PAID-IN        RETAINED   STOCKHOLDERS'
                                           ISSUED         VALUE        CAPITAL        EARNINGS       EQUITY
                                           ------         -----        -------        --------       ------

BALANCE AT AUGUST 1, 1995                6,862,474        $68,625     $1,185,814     $1,080,527     $2,334,966

   Dividends                                                                            (99,996)       (99,996)

   Net income                                                                         2,651,424      2,651,424
                                         ---------        -------      ---------      ---------      ---------

BALANCE AT JULY 31, 1996                 6,862,474         68,625      1,185,814      3,631,955      4,886,394

   Dividends                                                                           (124,995)      (124,995)

   Shares issued                           137,695          1,377         98,623                       100,000

   Stock registration costs                                             (221,052)                     (221,052)

   Net income                                                                         2,709,460      2,709,460
                                         ---------        -------      ---------      ---------      ---------

BALANCE AT JULY 31, 1997                 7,000,169        $70,002     $1,063,385     $6,216,420     $7,349,807

   Dividends (unaudited)                                                              ($140,003)      (140,003)

   Net income (unaudited)                                                            $1,419,541      1,419,541
                                         ---------        -------      ---------     ----------      ---------

BALANCE AT JANUARY 31, 1998              7,000,169        $70,002     $1,063,385     $7,495,958     $8,629,345
                                         ---------        -------      ---------     ----------     ----------
                                         ---------        -------      ---------     ----------     ----------


See notes to consolidated financial statements.

                                KMG CHEMICALS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
     (STATED IN  DOLLARS)


                                                                Six Months Ended
                                                                   January 31,
                                                                   -----------
                                                                1998           1997
                                                                ----           ----
CASH FLOWS FROM OPERATING  ACTIVITIES:
   Net income                                               $1,419,541     $1,459,993
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                            126,476        138,838
      Gain on the disposal of fixed assets                      (6,032)
      Changes in operating assets and liabilities:
         Accounts receivable - trade                           203,285        415,235
         Accounts receivable - other                            50,615        (76,161)
         Inventories                                           (64,470)      (225,683)
         Prepaid expenses and other assets                    (141,734)        62,071
         Accounts payable                                     (142,091)      (908,825)
         Accrued liabilities                                   (77,455)      (210,331)
         Income taxes payable                                  (14,787)       (56,306)
                                                                ------         ------

               Net cash provided by operating activities    $1,353,348       $598,831
                                                            ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                 (575,251)      (590,605)
   Proceeds from sale of fixed assets                            7,000
   Collection of (additions to) notes receivable                 3,829        (46,412)
   Additions to other assets                                   (51,961)       (46,054)
                                                                ------         ------

               Net cash used in investing activities         ($616,383)     ($683,071)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings - Short Term                                                    (14,944)
   Payment of dividends                                       (140,003)      (124,995)
   Stock registration costs                                                  (186,000)
                                                               -------        -------

               Net cash used in financing activities         ($140,003)     ($325,939)
                                                              --------       --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS         $596,962      ($410,178)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               2,643,070        552,550
                                                             ---------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $3,240,032       $142,371
                                                            ----------       --------
                                                            ----------       --------


SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
   Cash paid during the period for interest                                      $282
   Cash paid during the period for income taxes               $880,785       $889,425



See notes to consolidated financial statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

     (1) BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1997.

     (2) NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128, which was effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which excludes the impact of common share equivalents, replaces primary earnings per share. Diluted earnings per share, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common share equivalents, replaces fully diluted earnings.

     (3) EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated, with 1997 periods being restated to conform with the requirements of the SFAS No. 128, described above:


                                           Three Months Ended        Six Months Ended
                                               January 31               January 31

                                           1998         1997        1998          1997
                                         ------------------------------------------------
 BASIC EARNINGS PER SHARE
 Net Income                                $560,276    $532,278  $1,419,541   $1,459,993
                                         ------------------------------------------------
 Weighted Average Shares Outstanding      7,000,169   6,862,474   7,000,169    6,862,474
                                         ------------------------------------------------
      Basic Earnings Per Share             $    .08    $    .08    $    .20     $    .21
                                         ------------------------------------------------
                                         ------------------------------------------------

 DILUTED EARNINGS PER SHARE
 Net Income                                $560,276    $532,278  $1,419,541   $1,459,993
                                         ------------------------------------------------
 Weighted Average Shares Outstanding      7,000,169   6,862,474   7,000,169    6,862,474

 Shares Issuable from Assumed
 Conversion of Common Share Options          46,235      41,313      44,778       41,313
                                         ------------------------------------------------
 Weighted Average Shares
 Outstanding, as Adjusted                 7,046,404   6,903,787   7,044,947    6,903,787
                                         ------------------------------------------------

      Diluted Earnings Per Share           $    .08    $    .08    $    .20      $    .21
                                         ------------------------------------------------
                                         ------------------------------------------------


     (4) NAME CHANGE. The Company changed its name from KMG-B, Inc. to KMG Chemicals, Inc. on December 11, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and six month periods ended January 31, 1998 and January 31, 1997:


                            Three Months Ended                    Six Months Ended
                                January 31         Increase/         January 31          Increase/
                          ----------------------  (Decrease)  ------------------------  (Decrease)
                              1998       1997                      1998       1997
                          --------------------------------------------------------------------------
 Net sales . . . . . . .   $4,410,757 $4,248,823     $161,934   $9,795,811 $9,471,767      $324,044

 Gross profit  . . . . .   $1,714,556 $1,785,936     ($71,380)  $3,883,813 $3,968,954      ($75,141)

 Gross profit as a              38.9%      42.0%                     39.6%      41.8%
 percent of net sales  .

 Net income  . . . . . .     $560,276   $532,278      $27,998   $1,419,541 $1,459,993      ($40,452)

 Earnings per share  . .        $0.08      $0.08                     $0.20      $0.21

 Weighted average shares    7,000,169  6,862,474                 7,000,169  6,862,474
 outstanding . . . . . .



     SALES REVENUE

     Net sales revenue for the quarter and for the six months ended
January 31, 1998 rose by 3.8% and 3.4%, respectively, compared with the same periods of the prior year. Sales of pentachlorophenol-based products, as a whole, remained strong in the second quarter, resulting in comparative revenue increases of 9.1% for the quarter and 8.1% for the current fiscal year-to-date. Management attributes these increases to the continued higher demand for treated utility poles that first surfaced in August 1997, augmented by the need for utility companies to quickly replace poles that were damaged in the severe ice storms that ravaged New England in early January 1998.

     The large revenue gains realized from sales of pentachlorophenol-based products were partially offset by declines in creosote revenues of 14.4% for the second quarter and 12.2% for the first six months of fiscal 1998. These revenue declines were due to a lessening of demand for railroad ties from higher than usual levels of the previous year.

     Management believes that these comparative changes are not indicative of a long-term trend.

     GROSS PROFIT

     Gross profit for the second quarter and for the first six months of fiscal 1998 declined by $71 thousand (4.0%) and $75 thousand (1.9%), respectively, compared to same periods of fiscal 1997. These declines were primarily attributable to increases in the cost of goods sold associated with higher per-unit cost of pentachlorophenol-based products made at the Company's Matamoros, Mexico plant.

     During calendar year 1996 the Company's original production facility operated at approximately 125% of its normal thru-put level in order to build sufficient inventory to meet its needs during the five month period from the planned December 1996 shutdown of that facility to the May 1997 reopening of the plant at its new location in Matamoros, Mexico. This higher thru-put level significantly lowered per-unit production cost which, in turn, lowered cost of goods sold from the last half of fiscal 1996 through the first ten months of fiscal 1997. In brief, the current, higher costs are a result of, and represent a return to, normal plant operation.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The $79 thousand (4.8%) rise in selling, general and administrative expense for the six months ended January 31, 1998 can be attributed largely to an $80 thousand increase in the Company's reserve for anticipated Penta Task Force
(PTF) activities.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1998 the Company had cash and cash equivalents of approximately $3.2 million, an increase of approximately $597 thousand since the beginning of fiscal 1998. The increase resulted from net income of $1.4 million generated during the period, partially offset by dividend payments of $140 thousand, a decline of $142 thousand in accounts payable and by capital expenditures of $575 thousand. Included among capital expenditures for the quarter was the purchase for approximately $166 thousand of the real property underlying the Company's Tuscaloosa, Alabama facility.

     The Company's borrowing base availability under the Revolving Loan Agreement with SouthTrust Bank of Alabama, National Association was approximately $2.0 million as of January 31, 1998, but the Company had no borrowings under that credit facility. Effective December 31, 1997, the Company amended the Revolving Loan Agreement to extend its term to January 15, 2000 and to release the guaranty of David L. Hatcher.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the shareholders of the Company was held on
November 19, 1997.   The results of that meeting were reported on in the
Company's Form 10-QSB for the quarter ended October 31, 1997 which was filed on December 12, 1997.

                           PART II --- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     Effective February 1, 1998, the Company and Bobby Godfrey terminated the split dollar insurance agreement that had been in place since 1991. As part of the termination, the Company released the collateral assignment to it of the insurance policy bought under the plan and Bobby Godfrey executed a promissory note payable to the Company for $170,899.54, the amount of the insurance premiums paid on his behalf by the Company under the plan. The note calls for the payment of 60 equal monthly installments beginning on January 1, 2000.

     In addition, the Company and Mr. Godfrey entered into an employment agreement having a term of seven years and containing a covenant not to compete and other terms and conditions. A copy of the agreement is attached to this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     10.11     Third Amendment to Revolving Loan Agreement
     10.12     $2,500,000 Amended and Restated Revolving Note dated
               December 31, 1997
     10.13 Employment Agreement dated February 1, 1998 between the Company and Bobby D. Godfrey
     27.1      Financial Data Schedule

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By:  /s/ David L. Hatcher                              Date: March 12, 1998
   --------------------------------
      David L. Hatcher, President


By:  /s/ Jack Vernie                                   Date: March 12, 1998
   --------------------------------
      Jack Vernie, Controller