Form 10QSB
period 1998-04-30
KMG B INC
filed 1998-06-05
CIK 1028215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1998

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

                          PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                KMG CHEMICALS, INC.
                           CONSOLIDATED  BALANCE  SHEETS

                                                       April 30,     July 31,
                                                         1998          1997
                                                      -----------   ----------
                                                      (UNAUDITED)    (AUDITED)
ASSETS

CURRENT ASSETS                                          8,669,036    6,511,612

PROPERTY, PLANT AND EQUIPMENT -
     Net of accumulated depreciation                    2,366,575    1,800,143

NOTES RECEIVABLE, Less current portion                    239,477      245,267

OTHER ASSETS                                              874,778      828,543
                                                      -----------   ----------
TOTAL                                                 $12,149,866   $9,385,565
                                                      -----------   ----------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                     2,619,510    2,000,877

DEFERRED INCOME TAX LIABILITY                              34,881       34,881
                                                      -----------   ----------
           Total liabilities                            2,654,391    2,035,758
                                                      -----------   ----------

 STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         none issued
     Common stock, $.01 par value,
         40,000,000 shares authorized,
         7,000,169 shares issued and
         outstanding                                       70,002       70,002
     Additional paid-in capital                         1,063,385    1,063,385
     Retained earnings                                  8,362,088    6,216,420
                                                      -----------   ----------
           Total stockholders' equity                   9,495,475    7,349,807
                                                      -----------   ----------

TOTAL                                                 $12,149,866   $9,385,565
                                                      -----------   ----------

See notes to consolidated financial statements.

                             KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                           Three Months Ended             Nine Months Ended
                                                April 30,                     April 30,
                                         -----------------------      -------------------------
                                            1998         1997             1998         1997
                                         ----------   ----------      -----------   -----------
NET SALES                                $5,596,462   $4,951,589      $15,392,273   $14,423,356

COST OF SALES                             3,530,134    2,787,693        9,442,132     8,300,506
                                         ----------   ----------      -----------   -----------

          Gross Profit                    2,066,328    2,163,896        5,950,141     6,122,850

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                   900,025    1,123,833        2,613,264     2,758,188
                                         ----------   ----------      -----------   -----------

          Operating Income                1,166,303    1,040,063        3,336,877     3,364,662


OTHER INCOME (EXPENSE):
   Interest & Dividend Income                54,560       16,293          157,033        37,782
   Interest Expense                                                                        (282)
   Other                                    176,120       (7,331)         192,664        (1,517)
                                         ----------   ----------      -----------   -----------

          Total Other Income                230,680        8,962          349,697        35,983


INCOME BEFORE INCOME TAX                  1,396,983    1,049,025        3,686,574     3,400,645

          Provision For Income Tax         (530,853)    (392,657)      (1,400,903)   (1,284,284)
                                         ----------   ----------      -----------   -----------

NET INCOME                               $  866,130   $  656,368      $ 2,285,671   $ 2,116,361
                                         ----------   ----------      -----------   -----------

EARNINGS PER SHARE:
   Basic                                      $0.12        $0.10            $0.33         $0.31
                                              -----        -----            -----         -----
   Diluted                                    $0.12        $0.10            $0.32         $0.31
                                              -----        -----            -----         -----

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                  7,000,169    6,862,474        7,000,169     6,862,474
                                         ----------   ----------      -----------   -----------
   Diluted                                7,046,005    6,903,787        7,044,814     6,903,787
                                         ----------   ----------      -----------   -----------

See notes to consolidated financial statements.

                              KMG CHEMICALS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK       ADDITIONAL                      TOTAL
                                      SHARES        PAR        PAID-IN        RETAINED     STOCKHOLDERS'
                                      ISSUED       VALUE       CAPITAL        EARNINGS        EQUITY
                                     --------     -------      --------       --------      ----------
BALANCE AT AUGUST 1, 1995            6,862,474    $68,625     $1,185,814     $1,080,527     $2,334,966

     Dividends                                                                  (99,996)       (99,996)

     Net income                                                               2,651,424      2,651,424
                                     ---------    -------     ----------     ----------     ----------

BALANCE AT JULY 31, 1996             6,862,474     68,625      1,185,814      3,631,955      4,886,394

     Dividends                                                                 (124,995)      (124,995)

     Shares issued                     137,695      1,377         98,623                       100,000

     Stock registration costs                                   (221,052)                     (221,052)

     Net income                                                               2,709,460      2,709,460
                                     ---------    -------     ----------     ----------     ----------

BALANCE AT JULY 31, 1997             7,000,169    $70,002     $1,063,385     $6,216,420     $7,349,807

     Dividends (unaudited)                                                    ($140,003)      (140,003)

     Net income (unaudited)                                                  $2,285,671      2,285,671
                                     ---------    -------     ----------     ----------     ----------

BALANCE AT APRIL 30, 1998            7,000,169    $70,002     $1,063,385     $8,362,088     $9,495,475
                                     ---------    -------     ----------     ----------     ----------

See notes to consolidated financial statements.

                                KMG CHEMICALS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                            Nine Months Ended
                                                                April 30,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net income                                             $2,285,671   $2,116,361
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                           190,566      182,888
    Gain on sale of securities                             (178,826)
    Gain on the disposal of fixed assets                     (6,032)
    Changes in operating assets and liabilities:
      Accounts receivable - trade                          (483,483)     (44,631)
      Accounts receivable - other                          (180,971)      20,179
      Inventories                                          (237,602)     731,650
      Prepaid expenses and other assets                    (139,406)      14,405
      Accounts payable                                      654,568     (511,926)
      Accrued liabilities                                   (35,935)    (325,558)
      Income taxes payable                                               (38,590)
        Net cash provided by operating activities        $1,868,550   $2,144,778
                                                         ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (739,673)    (774,605)
  Proceeds from sale of securities                          223,430
  Proceeds from sale of fixed assets                          7,000
  Collection of notes receivable                              5,790        5,427
  Additions to other assets                                 (64,528)    (206,301)
                                                         ----------   ----------
        Net cash used in investing activities            $ (567,981)  $ (975,479)
                                                         ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings - Short Term                                                (14,944)
  Payment of dividends                                     (140,003)    (124,995)
  Stock registration costs                                              (207,809)
                                                         ----------   ----------
        Net cash used in financing activities            $ (140,003)  $ (347,748)
                                                         ----------   ----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                $1,160,566   $  821,551

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            2,643,070      552,550
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $3,803,636   $1,374,101
                                                         ----------   ----------
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
  Cash paid during the period for interest                            $     (282)
  Cash paid during the period for income taxes           $1,414,626   $1,264,366


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

     The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated, with 1997 periods being restated to conform with the requirements of the SFAS No. 128, described above:

                                     Three Months Ended            Nine Months Ended
                                           April 30                     April 30
                                      1998         1997           1998            1997
                                    -----------------------------------------------------
 BASIC EARNINGS PER SHARE
 Net Income                          $866,130      $656,368     $2,285,671     $2,116,361
                                    -----------------------------------------------------

 Weighted Average Shares
 Outstanding                        7,000,169     6,862,474      7,000,169      6,862,474
                                    -----------------------------------------------------


      Basic Earnings Per
      Share                          $    .12      $    .10       $    .33       $    .31
                                    -----------------------------------------------------
                                    -----------------------------------------------------

 DILUTED EARNINGS PER SHARE
 Net Income                          $866,130      $656,368     $2,285,671     $2,116,361
                                    -----------------------------------------------------
 Weighted Average Shares
 Outstanding                        7,000,169     6,862,474      7,000,169      6,862,474
 Shares Issuable from Assumed
 Conversion of Common Share
 Options                               45,836        41,313         44,645         41,313
                                    -----------------------------------------------------
 Weighted Average Shares
 Outstanding, as Adjusted           7,046,005     6,903,787      7,044,814      6,903,787
                                    -----------------------------------------------------

      Diluted Earnings Per
      Share                          $    .12      $    .10       $    .32       $    .31
                                    -----------------------------------------------------
                                    -----------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and nine month periods ended April 30, 1998 and April 30, 1997:

                                       Three Months Ended                          Nine Months Ended
                                           April 30                                     April 30
                                   -------------------------       Increase/   --------------------------       Increase/
                                                                  (Decrease)                                   (Decrease)
                                      1998           1997                         1998           1997
                                   --------------------------------------------------------------------------------------
Net sales. . . . . . . . . . .     $5,596,462     $4,951,589       $644,873    $15,392,273    $14,423,356       $968,917
Gross profit . . . . . . . . .     $2,066,328     $2,163,896       $(97,568)    $5,950,141     $6,122,850      $(172,709)
Gross profit as a percent of
net sales. . . . . . . . . . .          36.9%          43.7%                         38.7%          42.5%
Net income . . . . . . . . . .       $866,130       $656,368       $209,762     $2,285,671     $2,116,361       $169,310
Basic earnings per share . . .          $0.12          $0.10                         $0.33          $0.31
Weighted average shares
outstanding. . . . . . . . . .      7,000,169      6,862,474                     7,000,169      6,862,474

     SALES REVENUE

     Net sales revenue for the quarter ended April 30, 1998 was $645 thousand (13.0%) higher than for the same period last year. Most of the increase was the result of significantly higher creosote sales volume. The remaider of the increase was due to increased hydrochloric acid (HCL) sales volume. However, there were no HCL sales in the third quarter of 1997 because the Company's plant was relocated during that quarter.

     Net sales revenue for the nine months ended April 30, 1998 was $969 thousand (6.7%) above the same period last year. Higher revenue from pentachlorophenol-based products (including HCL) account for all of the increase.

     GROSS PROFIT

     Gross profit for the third quarter and for the first nine months of fiscal 1998 declined by $98 thousand (4.5%) and $173 thousand (2.8%), respectively, compared to same periods of fiscal 1998. These declines were primarily attributable to increases in the cost of goods sold associated with higher per-unit cost of pentachlorophenol-based products.

     During calendar year 1996 the Company's original production facility operated at approximately 125% of its normal thru-put level in order to build sufficient inventory to meet its needs during the five month period from the planned December 1996 shutdown of that facility to the May 1997 reopening of the plant at its new location in Matamoros, Mexico. This higher thru-put level significantly lowered per-unit production costs which, in turn, lowered cost of goods sold from the last half of fiscal 1996 through the first ten months of fiscal 1997. Manangement believes that the current, higher, unit costs are a result of, and represent a return to, normal plant operation.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the third quarter and for the nine months ended April 30, 1998 declined by $224 thousand and $145 thousand, respectively, compared with the same periods of last year. Management believes that these declines are a result of costs, normally allocable to production, being included in selling, general and administrative expense during last year's shutdown of the Company's Matamoros, Mexico manufacturing facility. In effect, this treatment inflated selling, general and administrative expenses from December 1996, when the old plant was shut down, through May 1997 when the plant was reopened at its new location.

     OTHER INCOME (EXPENSE)

     In March 1998 the Company sold 14,000 shares of Sterling Bancshares stock and recognized a gain on that sale of approximately $179 thousand. The Company now holds 13,943 additional shares.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 1998 the Company had cash and cash equivalents of approximately $3.8 million, an increase of approximately $1.2 million since the beginning of fiscal 1998. The increase resulted from net income of $2.3 million and $223 in proceeds from the sale of Sterling Bancshares stock during the period, partially offset by dividend payments of $140 thousand, an increase of $483 thousand in trade receivables and by capital expenditures of $740 thousand.

     The Company's borrowing base availability under the Revolving Loan Agreement with SouthTrust Bank of Alabama, National Association was approximately $2.5 million as of April 30, 1998, but the Company had no borrowings under that credit facility.

                         PART II --- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     The board of directors approved a loan of $200,000 to David L. Hatcher on May 20, 1998. The loan has a term of seven years and is payable in equal annual installments plus interest at the prime rate of interest reported in THE WALL STREET JOURNAL.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended April 30, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.


By:  /s/ David L Hatcher                     Date:  June 5, 1998
     -------------------------------
     David L. Hatcher, President


By:  /s/ Jack Vernie                         Date:  June 5, 1998
     -------------------------------
     Jack Vernie, Controller