Form 10KSB40
period 1998-07-31
KMG CHEMICALS INC
filed 1998-10-14
CIK 1028215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                    For the fiscal year ended July 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                        For the transition period from ________ to ________


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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

     Title of Each Class           Name of each Exchange on which Registered
          None                                        None
----------------------------       -----------------------------------------

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  /X/ Yes   / / No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Issuer's revenues for its most recent fiscal year:     $ 22,657,208

The aggregate market value of the voting stock held by non-affiliates computed by reference to sales of such stock as of September 1, 1998 was $2,580,845.

                  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                      DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the 1998 annual meeting of shareholders is incorporated by reference in Part III of this report.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date were: 7,000,169 shares of Common Stock

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

THE COMPANY

     GENERAL

     KMG Chemicals, Inc., a Texas corporation (the "Company"), was incorporated in the State of Texas in 1992 under the name Water Point Manufacturing, Inc. to manufacture water filtration systems. In connection with the acquisition in 1996 of KMG-Bernuth, Inc., a Delaware corporation ("KMG"), the Company changed its name to KMG-B, Inc. Effective December 11, 1997, the Company changed its name to KMG Chemicals, Inc. The Company's principal executive office is located at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 and its telephone number is (713) 988-9252.

     The Company's original water filtration systems business was unsuccessful and the Company filed a petition under Chapter 11 of the United States Bankruptcy Code in June 1995. Under a plan of reorganization confirmed by the bankruptcy court, all the assets of the Company vested in a liquidating trust for distribution to creditors, the outstanding capital stock was canceled and the reorganized Company then issued shares of its common stock, par value $.01 per share (the "Common Stock"), to certain of its creditors and a post-petition lender. The Company was discharged effective October 23, 1996.

     ACQUISITION OF KMG-BERNUTH, INC.

     After the bankruptcy the Company had no significant assets or operations and its business purpose was to seek an acquisition or merger transaction with an operating business with growth potential. On October 15, 1996 the Company acquired all of the issued and outstanding stock of KMG in exchange for 6,510,000 shares of the Common Stock of the Company. After giving effect to a 1 for 1.5 reverse split of Common Stock outstanding immediately prior to the acquisition of KMG, the former stockholders of KMG became owners of approximately 93% of the issued and outstanding shares of Common Stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

     Unless the context otherwise requires, references hereinafter to the "Company" shall mean KMG Chemicals, Inc. and any of its subsidiaries. All references hereinafter to share amounts reflect the reverse split of Common Stock.

BUSINESS OF THE COMPANY

     GENERAL

     The Company manufactures, markets and distributes specialty, niche chemicals. At the present time, the Company manufactures, markets and distributes three wood preserving chemicals, pentachlorophenol ("penta"), creosote and sodium pentachlorophenate ("sodium penta"), to industrial customers engaged in the wood preserving business. The Company's customers use these preservatives to treat wood and supply the treated wood products to end-users in a variety of industries, principally the railroad, utility and construction industries.

     The Company acquired a penta manufacturing and distribution business in 1988 from an affiliated company that had been engaged in the penta business since the early 1970's. The Company made several acquisitions after 1988 to expand its wood preserving product lines and distribution network. It acquired a creosote distribution business in early 1991 and a sodium penta distribution business late that same year. In 1998, the Company acquired from AlliedSignal, Inc. ("AlliedSignal") certain assets pertaining to the sale of creosote and entered into a long-term creosote supply contract with that firm.

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

     INDUSTRY OVERVIEW

     Wood preservative products are pesticides that prolong the useful life of treated wood by protecting the wood from mold, mildew, fungus and insects. The three primary chemicals used by the United States wood preserving industry are penta, creosote and chromated copper arsenate ("CCA"). Penta is used primarily to treat electric and telephone utility poles while creosote is used for railroad cross-ties, bridge timbers and utility poles and CCA is used for utility poles and lumber. Industry statistics indicate that wood preserving chemicals were used in the United States to treat approximately 600 million cubic feet of wood in 1997 and also in 1996. Penta was used to treat approximately 6% of the wood in each of those years while creosote was used to treat approximately 15% and CCA was used to treat approximately 79%. Management of the Company believes that CCA is used more widely than penta and creosote principally because CCA-treated lumber has a dry, non-oily appearance that makes it more suitable for the fences, decks and other home applications that comprise the largest part of the treated wood market.

     The Company currently supplies the United States wood treating industry with penta and creosote, each of which are supplied by only a few companies. The Company is one of two companies that manufactures penta for distribution to the United States market. Furthermore, the Company believes that worldwide there are only three other penta manufacturers. In addition, the Company is one of approximately five companies providing creosote to the United States market. The Company is also one of the few companies that supplies sodium penta, a wood preserving product used primarily to treat freshly-cut lumber, to customers outside the United States. See "-Competition."

     PRODUCTS AND SERVICES

     PENTACHLOROPHENOL AND SODIUM PENTACHLOROPHENATE. Penta is formed through the reaction of phenol with chlorine. The Company manufactures penta in Matamoros, Mexico through KMG's subsidiary, KMG de Mexico, S.A. de C.V. ("KMEX."), formerly known as Productos de Preservation, S.A. de C.V., a Mexican maquiladora corporation that began operations in 1986. The Company arranges for the required phenol and chlorine to be supplied to KMEX., which in turn sells the penta it produces to the Company for sale and distribution to the Company's customers. As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold to distributors for use in the steel and oil well service industries in the United States and Mexico.

     The Matamoros facility produces both solid penta blocks and penta flakes. Those penta products are sold by the Company to its customers or made into a liquid solution of penta concentrate at the Matamoros facility or at the Company's blending and distribution facility in Tuscaloosa, Alabama. The penta blocks, flakes and solutions are sold to the Company's customers in the United States, primarily in Washington, Oregon, Oklahoma, Missouri, Arkansas, Mississippi, Alabama and Georgia. In addition, a portion of the flaked penta is reacted with caustic soda to produce sodium penta. The Company sells the sodium penta, which is not registered for use in the United States, to customers primarily in France, Spain, Portugal, England, Chile, Peru, Ecuador, Venezuela, Brazil and Malaysia.

     CREOSOTE. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. The Company has two primary sources of supply for the creosote it sells in the United States -- AlliedSignal and VfT AG ("VfT"), a German corporation. The Company believes that AlliedSignal and VfT are among the world's largest manufacturers of creosote and other coal tar products. AlliedSignal ships creosote from three locations in the United States and VfT ships from Europe to a public storage facility located in New Orleans, Louisiana. The creosote is sold by the Company to customers in Texas and the Midwestern and Southeastern United States.

     SUPPLIERS

     The Company is dependent upon outside suppliers for all of its raw material requirements for its penta and sodium penta manufacturing operations and, therefore, is subject to fluctuations in the prices of such materials. The principal raw materials used in those operations are phenol, chlorine, solvent and caustic, each of which the Company purchases from a limited number of suppliers. The Company does not maintain supply contracts with any of its suppliers of those raw materials, which include Aristech Chemical Corporation, CYDSA, Eastman Chemical Co., Fenoquimia, S.A. de C.V. and Pennwalt De Mexico. However, the Company believes that these raw materials are each readily available from a variety of sources and the loss of any of its raw material suppliers would not have a material adverse effect on its business, financial condition or results of operations.

     The creosote sold by the Company is supplied primarily by either AlliedSignal or VfT. The Company entered into a creosote supply contract with AlliedSignal in 1998. The supply contract has an initial term ending in 2008 and thereafter may be renewed annually. Under the supply contract, the Company will purchase all of AlliedSignal's creosote production, subject to annual maximum and minimum quantities, at varying prices per gallon. During the initial term, the annual maximum quantity is approximately 138 million pounds. If AlliedSignal's actual production exceeds the maximum, the Company has the option to purchase that additional production.

     The Company's creosote agreement with VfT provides for VfT to supply quantities of creosote based on the mutual agreement of the parties and to pay the Company a fluctuating commission based on the FOB Europe price. The Company is obligated under the agreement to arrange for transportation and insurance of the creosote and to represent VfT in the United States with the Environmental Protection Agency ("EPA") and certain industry trade groups. The agreement terminates at the end of calendar 1999 but the parties are currently negotiating a modified agreement that would extend the term of the contract. While the Company believes that an agreement can be negotiated with VfT on acceptable terms, there can be no assurance that the Company will be able to successfully conclude such an agreement or locate an alternative source of supply if a new agreement is not concluded. If the Company and VfT do not enter into a modified contract for the period after calendar 1999, there can be no assurance that the Company will be able to obtain a suitable alternative source of supply. The Company believes that the failure to obtain a suitable alternative source of supply would have a material adverse effect upon its business, financial condition and results of operations.

     CUSTOMERS

     The Company sells its products to approximately 90 customers on a regular basis. One customer, Texas Electric Cooperatives, Inc., accounted for approximately 12% of the Company's revenues in fiscal 1998 and 11% in fiscal 1997. A second customer, Cahaba Wood Preserving Co., accounted for approximately 10% of the Company's revenues in fiscal 1997.

     MARKETING

     The Company markets its products in the United States through four employees and one independent commissioned sales agent. Outside the United States, the Company sells its penta and sodium penta directly and through sales agency contracts to local lumber producers or to chemical companies for those producers in over 20 countries.

     COMPETITION

     The Company is one of only two companies producing penta for sale in the United States. The Company believes that it currently supplies approximately 35% of the penta sold in the United States. The other penta producer in the United States is Vulcan Chemicals, Inc. It is headquartered in Birmingham, Alabama and produces penta at its facility in Wichita, Kansas. The Company believes that Vulcan Chemicals, Inc. has larger sales volumes and greater financial and other resources than the Company. The Company competes internationally with suppliers from Mexico, China and India.

     The Company believes that there are four firms that compete with it in creosote sales in the United States. The Company's principal competitor is Koppers Industries, Inc. located in Pittsburgh, Pennsylvania. The Company believes that firm has larger sales volumes and greater financial and other resources than the Company. The Company believes that it currently supplies approximately one third of the creosote sold in the United States.

     The Company does not supply CCA, the most widely-used wood preservative. The Company believes that there are three suppliers of CCA in the United States, Hickson Corporation, Chemical Specialties, Inc. and Osmose Wood Preserving, Inc. Each of those companies has larger sales volume and greater financial resources than the Company.

     Penta and creosote are pesticides that must be registered prior to sale under United States law. See "-Environmental and Safety Matters-Licenses, Permits and Product Registrations." As a condition to registration, any company wishing to manufacture and sell penta or creosote must provide to the EPA substantial scientific research and testing data regarding the chemistry and toxicology of the products. That data must be generated by the applicant or the applicant must compensate other data providers for relying on their information. The Company believes that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors in the United States market, particularly those with lesser financial resources. While the Company has no reason to believe that the registration requirement will be discontinued or materially modified, there can be no assurances as to the effect of such a discontinuation or modification on the Company's competitive position.

     The Company believes that its ability to compete effectively is dependent upon providing its products at competitive prices, anticipating new markets and distribution channels for its products and maintaining a strong commitment to product quality and customer service.

     EMPLOYEES

     As of the end of fiscal 1998, the Company had a total of 76 employees, all of whom are full-time employees. Nine of the Company's employees were employed at the Company's corporate offices in Houston, Texas, 59 were employed at the Matamoros facility, seven were employed at the Tuscaloosa facility and one was employed in Louisiana. None of the employees in the United States are represented by a labor union but 36 of KMEX's employees in Mexico are represented under a labor contract. The Company believes that it has good relations with its employees.

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

     LICENSES, PERMITS AND PRODUCT REGISTRATIONS. Certain licenses, permits and product registrations are required for the Company's products and operations in the United States, Mexico and other countries in which the Company does business. Such licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers of pesticides such as penta and creosote are required to obtain a registration for their products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") from the EPA in order to sell those products in the United States. Compliance with the registration system under FIFRA has had and will in the future have a material effect on the Company's business, financial condition and results of operations. The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under an agreement reached with the other industry participant, the Company is responsible for research and testing costs pertaining to penta based on its market share. The Company incurred expenses of approximately $331 thousand and $198 thousand in connection with the FIFRA research and testing program in fiscal 1998 and fiscal 1997, respectively. A similar industry group funds a creosote research and testing program. In the past the cost of that program has been borne by VfT. Because the Company acquired AlliedSignal's creosote registrations under FIFRA in July 1998, the Company will be responsible for a share of creosote research and testing costs.

ITEM 2.   DESCRIPTION OF PROPERTY

     Set forth below is information with respect to certain of the Company's properties.

                                                                      LEASE
                                           APPROXIMATE    OWNED/    EXPIRATION
 LOCATION              PRIMARY USE            SIZE        LEASED       DATE
 --------              -----------        ------------    ------    ----------
 Houston, Texas        Corporate Office   8,500 square    Leased     March 31,
                                              feet                     2001
 Matamoros, Mexico     Manufacturing         7 acres       Owned

 Tuscaloosa, Alabama   Processing           1.5 acres      Owned
                       Distribution

     In fiscal 1998 the Company purchased the Tuscaloosa, Alabama facility it had been leasing for approximately $169 thousand. The Company believes that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. The Company believes that if the lease for its corporate office were not renewed or were terminated, other suitable facilities could be leased or purchased.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a not a party to any legal actions or proceedings that it believes will have a material adverse effect on its business, results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock was traded under the trading symbol "KMGB" on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. from January 28, 1997 to June 2, 1997 and on The Nasdaq SmallCap Market since that date. The approximate high and low bid quotations in fiscal 1998 were as follows:

      Period:                                   High      Low
                                              --------  --------
      January 28 - January 31, 1997           $   5.00  $   5.00

      Third quarter fiscal 1997                   6.00      3.00

      Fourth quarter fiscal 1997                  4.50      2.88

      First quarter fiscal 1998                   5.25     4.125

      Second quarter fiscal 1998                  5.50      4.75

      Third quarter fiscal 1998                   5.25      4.00

      Fourth quarter fiscal 1998                  5.50      4.50

Such quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The quotations are based on information reported by the National Association of Securities Dealers, Inc.

     As of September 30, 1998, there were 7,000,169 shares of Common Stock issued and outstanding held by 606 holders of record.

     KMG declared dividends of $140,004 in July 1998 that were paid in August, 1998 and declared and paid dividends of $140,003 in September 1997. The Company anticipates that future earnings will be retained to finance the continuing development of its business. Accordingly, the Company does not anticipate paying substantial dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the twelve month periods ended July 31, 1998 and July 31, 1997:

                                                    Twelve Months Ended       Increase/
                                                 -------------------------    (Decrease)
                                                    1998          1997
                                                 -------------------------    ----------
 Net sales. . . . . . . . . . . . . . . . . . .  $22,657,208   $19,485,035    $3,172,173

 Gross profit . . . . . . . . . . . . . . . . .    8,573,956     8,219,335       354,621

 Gross profit as percent of Net Sales . . . . .          38%           42%

 Selling, general and administrative expense. .    3,917,205     3,911,452         5,753

 Operating income . . . . . . . . . . . . . . .    4,656,751     4,307,883       348,868

 Other income (expense), net. . . . . . . . . .      514,028        62,214       451,814

 Income before taxes. . . . . . . . . . . . . .    5,170,779     4,370,097       800,682

 Provision for income taxes . . . . . . . . . .   (1,964,901)   (1,660,637)      304,264

 Net income . . . . . . . . . . . . . . . . . .   $3,205,878    $2,709,460      $496,418

     SALES REVENUE

     Net operating revenues for fiscal 1998 were approximately $22.7 million, almost $3.2 million (16%) more than fiscal 1997. Approximately 40% of that increase was due to higher revenue from pentachlorophenol-based products (including hydrochloric acid) while nearly 60% was attributable to greater creosote revenues. In both cases, the revenue increase was almost entirely due to increased volume.

     The impact of the Company's long-term creosote supply contract with AlliedSignal has been significant. AlliedSignal began selling its entire creosote output to the Company in July 1998 and the Company became the supplier of creosote to

AlliedSignal's former customers. The Company's creosote sales volume for July 1998 was more than three times greater than in the same month in fiscal 1997. Management believes that the additional creosote purchased under the AlliedSignal contract will add approximately $14 million in sales revenue in fiscal 1999.

     GROSS PROFIT

     Gross profit as a percentage of net operating revenue declined to 38% for fiscal 1998 as compared to 42% in fiscal 1997. The percentage decline was primarily due to significant revenue increases in lower margin products (creosote and hydrochloric acid) in fiscal 1998. Despite this downward shift in average margins, the Company's overall gross profit rose by $355 thousand for the fiscal year on increased volume.

     SELLING, DISTRIBUTION, GENERAL AND ADMINISTRATIVE EXPENSES

     Aggregate selling, distribution, general and administrative expenses were unchanged in fiscal 1998 as compared with fiscal 1997.

     According to FIFRA, the environmental statute under which penta is registered for sale in the United States, the Company is obligated to provide the EPA with test data concerning the chemistry and toxicology of penta. The Company expensed approximately $331 thousand for penta testing costs in fiscal 1998 and approximately $198 thousand in fiscal 1997. With the acquisition in the fourth quarter of fiscal 1998 of creosote registrations under FIFRA from AlliedSignal, the Company became responsible for a share of creosote research and testing costs. The Company expects to continue to incur and expense additional costs for penta and creosote testing under FIFRA of approximately $300 thousand in each of the next two fiscal years, although there can be no assurance that actual costs will not exceed current estimates.

     OTHER INCOME

     The Company sold approximately 28,000 shares of Sterling Bancshares stock in fiscal 1998 for $433 thousand and recognized a gain on that sale of $343 thousand.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 1998 the Company had cash and cash equivalents of approximately $2.2 million as compared with approximately $2.6 million as of July 31, 1997. Net cash provided by operations during fiscal 1998 was approximately $3.1 million as compared with approximately $3.4 million for fiscal 1997. Net cash was also significantly affected during fiscal 1998 by $433 thousand received from the sale of Sterling Bancshares stock, dividend payments of $140 thousand, increases of $1.3 million in trade receivables and $1.9 in accounts payable, and by capital expenditures of approximately $820 thousand.

     The Company's sources of capital have traditionally been externally generated or from commercial borrowings. The Company's cash needs are primarily for capital expenditures for maintenance of its property, plant and equipment. The Company believes that its cash flows from operations and available borrowing under its Revolving Credit Facility (hereinafter defined) will be sufficient to fund its anticipated cash requirements in fiscal 1999. In the event that those sources are not sufficient to fund the Company's expenditures, the Company would be required to seek additional debt or equity financing from commercial lenders, institutional investors or individual investors. There can be no assurance that such financing will be available on acceptable terms.

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

     In August 1996 the Company's wholly-owned subsidiary, KMG, obtained a working capital line of credit by entering into a Revolving Loan Agreement (as amended from time to time, the "Revolving Credit Facility") with
SouthTrust Bank of Alabama, National Association ("SouthTrust").   Under the
Revolving Credit Facility, the Company may borrow up to the lesser of $2.5 million or a borrowing base (as defined therein). The Revolving Credit Facility contains various representations and warranties and affirmative and negative covenants applicable to KMG, including a limitation that equity investments or loans by the KMG not exceed $250 thousand (other than funds to KMEX for the relocation of its Matamoros facility in fiscal 1997) and a requirement to obtain the lender's consent prior to replacing the President and chairman of the board of directors of KMG, David L. Hatcher, or any merger, reorganization or recapitalization of KMG. In addition, the Revolving Credit Facility requires KMG to maintain (i) a tangible net worth (as defined therein) of not less than $2.5 million in fiscal 2000 and $5.0 million thereafter, (ii) a fixed charge coverage ratio of at least 1.25 to
1.0 beginning at the end of fiscal 1999, and (iii) a ratio of liabilities to tangible net worth of not more than 3.5 to 1.0 beginning at the end of fiscal 1999 and not more than 2.0 to 1.0 beginning at the end of fiscal 2000. The Company has had almost no borrowing against its Revolving Credit Facility since inception. As of

September 30, 1998 the Company's borrowing base under the Revolving Credit Facility was $2.5 million but the Company had no outstanding borrowing.

     In the fourth quarter of fiscal 1998, the Company entered into a long-term creosote supply agreement with AlliedSignal and purchased certain creosote registrations from it. The Company paid AlliedSignal $4 million as additional consideration for entering into the supply contract and paid $4.5 million for the intangible assets. The transaction was financed out of working capital and the proceeds of a $6 million term loan to KMG by SouthTrust. The term loan bears interest at a fixed rate of 7.32% and is amortized in equal monthly installments of approximately $91 thousand over a term of seven years. As of September 30, 1998 the balance outstanding under the term loan was $5.8 million.

     In fiscal 1997 the Company moved its manufacturing facility to a new location in Matamoros, Mexico. Commercial production at the original facility ceased early in December 1996 and did not restart at the new facility until May 1997. That relocation of the Company's manufacturing facility materially affected operating assets and liabilities during fiscal 1997. For example, finished product inventories were increased beginning in fiscal 1996 in anticipation of the cessation of production during the relocation. During the latter part of fiscal 1997 inventories were reduced by approximately $947 thousand, bringing inventories down to approximately normal operating levels by the end of the fiscal year. In addition, as the plant relocation was accomplished, accrued liabilities established in connection with the anticipated move declined in fiscal 1997 by approximately $243 thousand.

     The Company's investing activities in fiscal 1998 consisted primarily of capital expenditures related to the acquisition of the Tuscaloosa, Alabama distribution facility for $169 thousand and costs of approximately $390 thousand incurred to relocate and add 4-chlorophenol production capability to the Company's Matamoros, Mexico manufacturing facility. Total relocation costs were approximately $1.5 million, of which approximately $1.2 million has been capitalized. The Company anticipates that it will incur approximately $350 thousand in fiscal 1999 in capital expenditures, primarily for additional plant and equipment and upgrades to existing facilities. The Company believes that cash from operations will be sufficient to pay for those expenditures.

     The Company's capital expenditures and operating expenses for environmental matters, excluding FIFRA testing and data submission costs, were approximately $370 thousand in fiscal 1998 and $300 thousand in fiscal 1997. The Company estimates that its capital expenditures and operating expenses for environmental matters other than FIFRA, but including investigation and remediation at its Tuscaloosa, Alabama facility as discussed below, will be approximately $400 thousand in fiscal 1999. As discussed above, the Company expensed approximately $331 thousand for penta testing costs under FIFRA in fiscal 1998 and approximately $198 thousand in fiscal 1997. The Company anticipates that FIFRA testing costs will be approximately $300 thousand in each of the next two fiscal years. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While the Company does not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

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

YEAR 2000 COMPLIANCE

     Historically, many computer programs have been written using two digits rather than four to define the applicable year, which could result in the program failing to properly recognize a year that begins with "20" instead of "19". This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Issue." The Company has reviewed its critical accounting and information systems for Year 2000 compliance and has developed a plan to remedy any deficiencies in a timely manner. The Company expects to resolve Year 2000 compliance issues relating to its software primarily through normal upgrades of its software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The Company has upgraded its financial and accounting software to a version which the software manufacturer has stated is Year 2000 compliant. The cost of other upgrades or replacements is not expected to be material to the Company's financial position or results of operations. In addition, the Company is in the process of seeking verification from its key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. The Company's assessment of the Year 2000 issue is expected to be completed by the end of fiscal year 1999. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected. The Company has not yet fully developed a comprehensive contingency plan to address unavoided or unavoidable risks but expects to have a contingency plan formulated by the end of fiscal year 1999.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain information included or incorporated by reference in this report is forward-looking, including statements contained in "Management's Discussion and Analysis of Operations". It includes statements regarding the intent, belief and current expectations of the Company and its directors and officers. Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these the statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with long-standing customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

ACCOUNTING STANDARDS

     A new accounting standard was issued in June 1997 for reporting and displaying comprehensive income and its components in financial statements. The new standard will apply to the Company beginning with the first quarter of fiscal 1999. The Company's management believes that the new standard will not have a material effect on the financial position or results of operation of the Company.

ITEM 7.   FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

     FINANCIAL STATEMENTS
                                                                                 Page
                                                                                 ----
     Independent Auditors' Report                                                  17
     Consolidated Balance Sheets as of July 31, 1998
          and 1997                                                                 18
     Consolidated Statements of Income for the Years Ended
          July 31, 1998 and 1997                                                   19
     Consolidated Statements of Stockholders' Equity
          for the Years Ended July 31, 1998
          and 1997                                                                 20
     Consolidated Statements of Cash Flows for the
          Years Ended July 31, 1998 and 1997                                       21
     Notes to Consolidated Financial Statements                               22 - 30

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
     KMG Chemicals, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Houston, Texas
September 11, 1998

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS,
JULY 31, 1998 AND 1997
--------------------------------------------------------------------------------------------

                                                                      1998          1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 2,207,948   $2,643,070
  Investments                                                                        89,040
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of
      $50,000 and $25,000, respectively                              3,570,508    2,266,221
    Other                                                               21,218      120,211
  Note receivable - current portion                                     36,311        7,740
  Inventories                                                        1,751,346    1,183,284
  Prepaid expenses and other assets                                    152,382      113,159
  Income taxes receivable                                               56,547       88,887
                                                                   -----------   ----------
          Total current assets                                       7,796,260    6,511,612

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated depreciation      2,382,913    1,800,143

NOTE RECEIVABLE, Less current portion                                  408,912      245,267

OTHER ASSETS                                                         9,510,916      828,543
                                                                   -----------   ----------
TOTAL                                                              $20,099,001   $9,385,565
                                                                   -----------   ----------
                                                                   -----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $ 3,342,270   $1,331,305
  Accrued liabilities                                                  533,511      669,572
  Current portion of long-term debt                                    679,241
                                                                   -----------   ----------
          Total current liabilities                                  4,555,022    2,000,877

LONG-TERM DEBT                                                       5,268,301
DEFERRED TAX LIABILITY                                                               34,881
                                                                   -----------   ----------
          Total liabilities                                          9,823,323    2,035,758
                                                                   -----------   ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
  Common stock, $.01 par value; 40,000,000 shares authorized,
    7,000,169 shares issued and outstanding in 1998 and 1997            70,002       70,002
  Additional paid-in capital                                         1,063,385    1,063,385
  Retained earnings                                                  9,142,291    6,216,420
                                                                   -----------   ----------
          Total stockholders' equity                                10,275,678    7,349,807
                                                                   -----------   ----------
TOTAL                                                              $20,099,001   $9,385,565
                                                                   -----------   ----------
                                                                   -----------   ----------

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 1998 AND 1997
--------------------------------------------------------------------------

                                                   1998           1997
NET SALES                                      $22,657,208    $19,485,035

COST OF SALES                                   14,083,252     11,265,700
                                               -----------    -----------
      Gross profit                               8,573,956      8,219,335

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     3,917,205      3,911,452
                                               -----------    -----------
      Operating income                           4,656,751      4,307,883

OTHER INCOME (EXPENSE):

  Interest income                                  212,775         67,629
  Interest expense                                 (39,040)          (282)
  Gain on sale of securities                       343,471
  Other, net                                        (3,178)        (5,133)
                                               -----------    -----------
      Total other income                           514,028         62,214
                                               -----------    -----------
INCOME BEFORE INCOME TAXES                       5,170,779      4,370,097

PROVISION FOR INCOME TAXES                      (1,964,901)    (1,660,637)
                                               -----------    -----------
NET INCOME                                     $ 3,205,878    $ 2,709,460
                                               -----------    -----------
                                               -----------    -----------
EARNINGS PER COMMON SHARE:
  Basic                                        $      0.46    $      0.39
                                               -----------    -----------
                                               -----------    -----------
  Diluted                                      $      0.46    $      0.39
                                               -----------    -----------
                                               -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        $ 7,000,169    $ 6,862,757
                                               -----------    -----------
                                               -----------    -----------
  Diluted                                      $ 7,044,814    $ 6,904,070
                                               -----------    -----------
                                               -----------    -----------


See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                            COMMON STOCK
                                     ------------------------     ADDITIONAL                      TOTAL
                                       SHARES           PAR        PAID-IN        RETAINED     STOCKHOLDERS'
                                       ISSUED          VALUE       CAPITAL        EARNINGS        EQUITY
BALANCE AT
   AUGUST 1, 1996                    6,862,474        $68,625     $1,185,814     $3,631,955    $ 4,886,394

   Dividends                                                                       (124,995)      (124,995)

   Shares issued                       137,695          1,377         98,623                       100,000

   Stock registration costs                                         (221,052)                     (221,052)

   Net income                                                                     2,709,460      2,709,460
                                     ---------        -------     ----------     ----------    -----------

BALANCE AT
   JULY 31, 1997                     7,000,169         70,002      1,063,385      6,216,420      7,349,807

   Dividends                                                                       (280,007)      (280,007)

   Net income                                                                     3,205,878      3,205,878
                                     ---------        -------     ----------     ----------    -----------

BALANCE AT
   JULY 31, 1998                     7,000,169        $70,002     $1,063,385     $9,142,291    $10,275,678
                                     ---------        -------     ----------     ----------    -----------
                                     ---------        -------     ----------     ----------    -----------

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                              1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                               $ 3,205,878    $ 2,709,460
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                              319,007        240,085
   Gain on sale of securities                                                                (343,471)
   (Gain) loss on sale or abandonment of equipment                                             (6,032)        36,707
   Deferred income tax (benefit) provision                                                    (34,881)       145,694
   Changes in operating assets and liabilities:
     Accounts receivable - trade                                                           (1,304,287)       (53,279)
     Accounts receivable - other                                                               98,993         14,625
     Inventories                                                                             (568,062)       946,506
     Prepaid expenses and other assets                                                        (39,223)       (47,056)
     Income taxes receivable                                                                   32,340        (88,887)
     Accounts payable                                                                       1,870,961       (174,428)
     Accrued liabilities                                                                     (136,061)      (242,738)
     Income taxes payable                                                                                    (80,175)
                                                                                          -----------    -----------
        Net cash provided by operating activities                                           3,095,162      3,406,514
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                                  (819,654)      (839,315)
 Proceeds from sale of securities                                                             432,511
 Proceeds from sale of equipment                                                                7,000
 Loans to related parties                                                                    (200,000)
 Collection of notes receivable                                                                 7,784          7,295
 Additions to other assets                                                                 (8,765,464)      (222,983)
                                                                                          -----------    -----------
        Net cash used in investing activities                                              (9,337,823)    (1,055,003)
                                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                                                6,000,000
 Payment of dividends                                                                        (140,003)      (124,995)
 Principal payments on borrowings                                                             (52,458)       (14,944)
 Issuance of stock                                                                                           100,000
 Stock registration costs                                                                                   (221,052)
                                                                                          -----------    -----------
        Net cash provided by (used in) financing activities                                 5,807,539       (260,991)
                                                                                          -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (435,122)     2,090,520

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              2,643,070        552,550
                                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $ 2,207,948    $ 2,643,070
                                                                                          -----------    -----------
                                                                                          -----------    -----------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
 Cash paid during the year for interest                                                   $    39,040    $       282
 Cash paid during the year for income taxes                                               $ 2,058,159    $ 1,676,784

NONCASH TRANSACTION - Dividends declared                                                  $   140,004


See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 1998 AND 19971.
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - KMG Chemicals, Inc. (the "Company") is involved in the manufacture and distribution of wood treatment products, principally pentachlorophenol ("penta"). Penta-manufacturing operations are conducted through KMG de Mexico ("KMEX"), a Mexican corporation and 97% owned subsidiary, at a plant in Matamoros, Mexico. The penta plant began operations in 1986 and was moved to a new location in Matamoros in May 1997.

     The historical financial information of the Company reflects the historical results of KMG-Bernuth ("KMG") and KMEX as a result of a reverse merger of KMG with KMG-B, Inc. ("KMG-B") in October 1996. Prior to the transaction, KMG-B had no significant assets, liabilities or operations and its primary business purpose was to seek an acquisition or merger transaction with an operating business with growth potential whereby its shareholders would benefit by owning an interest in a viable business enterprise. On
     October 15, 1996, pursuant to a stock exchange agreement dated
     September 13, 1996, KMG-B issued 6,510,000 shares of common stock (approximately 93% of its issued and outstanding common stock) in exchange for all of the issued and outstanding shares of common stock of KMG. KMG-B also issued 352,474 shares of common stock to other shareholders as payment for certain services for KMG-B in connection with the Stock Exchange Agreements and in conjunction with other services. The transaction between KMG-B and KMG provided KMG-B with a viable business enterprise and allowed KMG to become a public company without going through an initial public offering.

     KMG-B was incorporated in the state of Texas in 1992 under the name Water Point Manufacturing, Inc. ("Water Point"). KMG-B as Water Point filed a petition under Chapter 11 of the United States Bankruptcy Court during June of 1995, and in September 1995, a First Amended Joint Plan of Reorganization (the "Plan") was filed and subsequently confirmed by the official committee of unsecured creditors and the bankruptcy trustee. With respect to Water Point, the Plan decided that it would remain in existence, although all capital stock outstanding as of the filing date of the petition would be canceled, and that it was discharged from any and all debts and liabilities that arose prior to October 23, 1996. Water Point adopted "fresh-start" accounting as of the October 23, 1996 bankruptcy discharge date and subsequently changed its name to KMG-B. During fiscal year 1998, the Company changed its name to KMG Chemicals, Inc.

     The Company's significant accounting policies are as follows:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of KMG Chemicals, KMG-Bernuth and KMEX. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Depreciation is principally computed using a straight-line method over the estimated useful lives of the assets. Depreciation expense was $235,916 and $212,454 in 1998 and 1997, respectively. The estimated useful lives of classes of assets are as follows:

                            ASSET DESCRIPTION              LIFE (YEARS)
                         Building                            10 to 30
                         Equipment                            3 to 10
                         Leasehold improvements               5 to 8

     INCOME TAXES - Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases.

     EARNINGS PER SHARE - During fiscal year 1998, the Company implemented
     SFAS No. 128, "Earnings per Share," which establishes the requirements for presenting earnings per share, ("EPS"). SFAS No. 128 requires the presentation of "basic" and "diluted" EPS on the face of the income statement. Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assume the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for prior years has been restated in accordance with SFAS No. 128 standards.

     STOCK-BASED COMPENSATION - In fiscal year 1998, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25. The adoption of SFAS No. 123 in 1998 had no effect on the Company's results of operations.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     INTANGIBLE ASSETS - For financial statement purposes, intangible assets are being amortized using the straight-line method over the estimated useful life of the asset (see Note 6).

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the relatively short maturity of these instruments. The notes receivable, including the current portion, are of a related-party nature and it is not practicable to estimate their fair value. The fair value of the Company's debt at July 31, 1998 was estimated to be the same as its carrying value since the debt obligation bears interest at a rate consistent with current market rates. It is not practicable to estimate the fair value of the Company's investments. In fiscal 1997 the Company held securities in untraded, closely held entities that are recorded at cost.

     CONCENTRATIONS OF CREDIT RISKS - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from wood-treating manufacturers located worldwide. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.

     NEW ACCOUNTING STANDARD - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. "Comprehensive income," as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, unrealized gain/loss on available-for-sale securities, and mark-to-market adjustments on hedging activities. The disclosures prescribed by SFAS No. 130 must be made beginning with the first quarter of fiscal year 1999. The Company does not believe that SFAS No. 130 will have a material effect on the Company; however, the Company will continue to analyze this during the first quarter of fiscal year 1999.

2.   INVENTORIES

     Inventories are summarized as follows:

                                                   1998           1997
     Chemical raw materials and supplies        $  421,081     $  333,502
     Finished chemical products                  1,330,265        849,782
                                                ----------     ----------
     Total                                      $1,751,346     $1,183,284
                                                ----------     ----------
                                                ----------     ----------

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows:

                                                   1998            1997
     Land                                      $   302,527     $   267,947
     Buildings                                   1,034,487         651,018
     Equipment                                   2,586,459       2,237,023
     Leasehold improvements                          5,337          28,276
     Construction-in-progress                       69,506          33,693
                                               -----------     -----------
                                                 3,998,316       3,217,957
     Less accumulated depreciation and
     amortization                               (1,615,403)     (1,417,814)
                                               -----------     -----------
     Total                                     $ 2,382,913     $ 1,800,143
                                               -----------     -----------
                                               -----------     -----------


4.   FOREIGN CURRENCY REMEASUREMENT

     Monetary assets and liabilities and income items for KMEX are remeasured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are remeasured at historical rates. Expense items for KMEX are remeasured at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency remeasurement for KMEX are included in operations. Foreign currency remeasurement resulted in an aggregate exchange gain of $12,230 and $15,151 in fiscal years 1998 and 1997, respectively.

5.   INCOME TAXES

     The provision for income taxes consisted of the following:

                                                    1998           1997
     Current federal and foreign provision       $1,846,399     $1,383,866
     Current state provision                        153,383        131,077
     Deferred income tax (benefit) provision        (34,881)       145,694
                                                 ----------     ----------
     Total                                       $1,964,901     $1,660,637
                                                 ----------     ----------
                                                 ----------     ----------

     As of July 31, 1998, net deferred income taxes relating to temporary differences were $0. As of July 31, 1997, deferred income taxes relating to temporary differences consisted of $34,881 in net deferred liabilities. No valuation allowance was required as of July 31, 1998 or 1997.

     The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal and Mexican income tax rate to earnings before income taxes for the year ended July 31:

                                                             1998        1997
     Provision for income taxes at the statutory rate    $1,758,064   $1,485,543
     State income taxes                                     153,383      131,077
     Other                                                   53,454       44,017
                                                         ----------   ----------
     Total                                               $1,964,901   $1,660,637
                                                         ----------   ----------
                                                         ----------   ----------

6.   OTHER ASSETS

     Other assets consisted of the following:

                                                                          1998          1997

     Intangible assets, net of accumulated amortization of $25,000
        as of July 31, 1998                                            $4,475,000

     Creosote supply contract, net of accumulated amortization of
        $33,337 as of July 31, 1998                                     3,966,663

     Advances for premiums on employee-owned life
        insurance policies (see Note 9)                                   334,352     $428,733

     Licensing agreement, net of accumulated amortization of
        $109,167 as of July 31, 1998 and $86,309 as of July 31, 1997      210,833      233,691

     Other                                                                524,068      166,119
                                                                       ----------     --------
     Total                                                             $9,510,916     $828,543
                                                                       ----------     --------
                                                                       ----------     --------

     On June 30, 1998, the Company entered into a long-term supply contract to purchase creosote (a wood-treating chemical) from AlliedSignal, Inc. ("Allied"). At the same time, the Company purchased certain intangible assets from Allied pertaining to creosote sales and distribution. The Company paid Allied $4,000,000 and $4,500,000 for entering into the supply contract and for the intangible assets, respectively. The supply contract is being amortized on a straight-line basis over a ten-year term, which is the initial term of the contract. The intangible assets, including Allied's creosote customer list, one customer contract, certain rail car leases and Allied's rights in creosote product registrations, are being amortized on a straight-line basis over a 15-year term which approximates the life of the assets purchased.

     During 1991, the Company entered into a technology-licensing agreement resulting in the granting to the Company of an exclusive worldwide right and license to use and sublease certain proprietary and sales information and to manufacture and sell certain products for an indefinite period of time. Total cost to the Company for this license was $320,000, which is being amortized on a straight-line basis over a 15-year term which approximates the patent life of the products represented by this agreement.

7.   LONG-TERM DEBT

     Effective August 1, 1996, the Company entered into a revolving line-of-credit agreement with a bank that provides for borrowings of up to $2,500,000. The borrowing base under this agreement is limited by a formula defined in the agreement based on the amount of receivables and inventory. Interest payments will be due monthly. The line of credit is subject to a 1/4% unused line fee and is secured by the Company's receivables, inventory and general intangibles. The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum net worth requirements. No borrowings were outstanding under this agreement at July 31, 1998 or 1997. The termination date of this loan agreement is January 15, 2000.

     On June 26, 1998, the Company entered into a term loan for $6,000,000 with a bank. Principal and interest payments of $91,498 will be due monthly, starting August 1, 1998, until July 1, 2005, at which time the remaining outstanding balance will be due. This term loan is secured by the Company's receivables, inventory and general intangibles. The interest rate of the term loan is fixed at 7.32% per annum. At July 31, 1998, the Company was in compliance with its various debt covenants, which among other things, has restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum and ratio requirements on tangible net worth. At
     July 31, 1998, $5,947,542 was outstanding under this agreement.

     The term loan note at July 31, 1998 matures as follows:

                           YEAR ENDING
                             JULY 31,
                              1999                       $  679,241
                              2000                          736,985
                              2001                          792,780
                              2002                          852,798
                              2003                          917,361
                           Thereafter                     1,968,377
                                                         ----------
                           Total                         $5,947,542
                                                         ----------
                                                         ----------

8.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     OPERATING LEASES - The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment. At July 31, 1998, the Company was obligated under these leases for the following future minimum lease commitments:

                              1999                            $294,505
                              2000                             151,229
                              2001                              32,315
                                                              --------
                              Total                           $478,049
                                                              --------
                                                              --------

     Rent expense relating to the operating leases was $178,878 and $250,691 for the years ended July 31, 1998 and 1997, respectively.

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

     In August 1988 the U.S. Environmental Protection Agency ("EPA") issued a comprehensive data call-in notice for test data on all products covered under the Federal Insecticide, Fungicide and Rodenticide Act. This notice required product registrants, including the Company, to perform an extensive series of controlled tests and to provide the EPA with the results of those tests.

     To meet the EPA requirements and to mitigate the cost of doing so, the Company joined with another pentachlorophenol manufacturer in the creation of a "penta data task force" in July 1989. To date, this task force has performed the bulk of the EPA-mandated tests. The data from these tests are consistent with historical pentachlorophenol test results and, as such, will not, in management's opinion, hinder the re-registration of pentachlorophenol products. Costs incurred by the Company of approximately $331,000 and $198,000 in fiscal years 1998 and 1997, respectively, are included in general and administrative expenses. Costs of approximately $943,000 were expensed prior to fiscal year 1997.

     During 1997, the mandate of the penta data task force changed to include possible compliance testing required by foreign governments. Since these governments have the authority to amend testing protocols and/or to mandate additional tests, future costs to the Company are difficult to quantify. However, management estimates that these future costs will be approximately $300,000 per year and intends to expense these costs as incurred.

     LAWSUITS - The Company is involved in various claims and lawsuits in the normal course of business. Management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial condition or operations.

9.   RELATED-PARTY TRANSACTIONS

     During 1991, the Company entered into "split-dollar insurance" arrangements with two officers/stockholders. Under these agreements, the Company advances funds for insurance premiums and records these advances as a noncurrent asset. The Company has a security interest in the insurance policies to the extent of the advances made. The security is to be satisfied either from death benefit proceeds or, in the event of termination of the agreement(s), by reimbursement from the officer(s)/stockholder(s). During fiscal 1998, the agreement with one such officer was terminated and converted to a non-interest bearing promissory note.

     The Company advanced funds to an officer under unsecured promissory notes dated May 15, 1998 and July 15, 1994. The 1998 note is due in annual installments of $28,571, including interest at prime rate. The 1994 note is due in semimonthly installments of $1,000, including interest at 6.5%. As of July 31, 1998 and 1997, $445,223 and $253,007, respectively, was outstanding under these notes.

     Effective October 15, 1996, an entity, that employs a director and shareholder of the Company, entered into a consulting agreement (the "Consulting Agreement") with the Company. The Company issued 137,696 shares of its common stock for services rendered by the entity regarding the stock exchange agreement (as discussed in Note 12) and other related matters. The number of shares issued was valued at $100,000, based on the estimated fair value of the services provided.

10.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) plan covering substantially all its U.S. employees. The participants may contribute from 3% to 15% of their compensation, and the Company makes matching contributions under this plan equal to 3% of the participants' compensation. Company contributions to the plan totaled approximately $23,000 and $18,000 in fiscal years 1998 and 1997, respectively.

11.  SIGNIFICANT CUSTOMERS

     The Company had one significant customer in 1998 whose sales as a percentage of total sales were 11.5% and two significant customers in 1997 whose sales as a percentage of total sales were 10.7% and 10.3%.

12.  STOCKHOLDERS' EQUITY

     The Company adopted the 1996 Stock Option Plan (the "Stock Plan") on October 15, 1996 and reserved 700,000 shares of its common stock for issuance under the Stock Plan. The Stock Plan provides for the grant of "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The Stock Plan will be administered either by the Company's Board of Directors or by a committee of two or more nonemployee directors. Subject to the terms of the Stock Plan, the Board of Directors or the committee has the authority to grant options under the Stock Plan, to amend, construe and interpret it, and to make all other determinations and take any and all actions necessary or advisable for its administration. The directors, consultants and key employees of the Company or any subsidiary are eligible to receive options under the Plan, which are fully vested upon issuance, but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options, which vest over a five-year period from the date of issuance.

     Options will be exercisable during the period specified in each option agreement and in accordance with a vesting schedule to be designated by the Board of Directors or the committee. Any option agreement may provide that options become immediately exercisable in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company. Options may be subject to early termination within a designated period following the option holder's cessation of service with the Company.

     Stock option activity for the Company during fiscal years 1998 and 1997 was as follows:

                                                         1998                 1997
                                                    ------------------   ------------------
                                                             WEIGHTED-            WEIGHTED-
                                                    NUMBER    AVERAGE    NUMBER    AVERAGE
                                                      OF     EXERCISE      OF      EXERCISE
                                                    SHARES     PRICE     SHARES      PRICE
     Stock options outstanding, beginning of year   43,671    $0.216     43,671     $0.216
     Grant                                          26,500      4.24
                                                    ------    ------     ------     ------
     Stock options outstanding, end of year         70,171    $ 1.73     43,671     $0.216
                                                    ------    ------     ------     ------
                                                    ------    ------     ------     ------

               OPTIONS OUTSTANDING AS OF JULY 31, 1998             OPTIONS EXERCISABLE
         ----------------------------------------------------   -------------------------
                                      WEIGHTED-
                                       AVERAGE      WEIGHTED-                 WEIGHTED-
           RANGE OF                   REMAINING      AVERAGE                   AVERAGE
           EXERCISE      SHARES      CONTRACTUAL     EXERCISE     SHARES       EXERCISE
            PRICE      OUTSTANDING       LIFE         PRICE     EXERCISABLE     PRICE
            $0.216       43,671          6.22         $0.216      43,671       $0.216
         4.13 - 4.50     26,500         10.30          4.240       4,000        4.500

     At July 31, 1998, options were exercisable for 47,671 shares at a weighted-average exercise price of $0.58. The remaining contractual life of these options was approximately eight years. At July 31, 1998, 629,829 shares were available for future option grants.

     Assuming the Company had used the fair market value method of accounting for its stock-based compensation plan in 1997, there would be no pro forma effect on the Company's net income and net income per share.

     The weighted average fair value of options granted during 1998 was $25,970 and would have decreased basic and diluted EPS by $0.01 per share. Fair value of the options is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal years 1998 and 1997:

                                                          1998   1997
                  Weighted-average expected life:         8.45   7.22
                  Volatility factor:                        45%    22%
                  Dividend yield:                            1%     1%
                  Weighted-average risk-free interest:       6%     6%

     The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

                                               YEAR ENDED JULY 31, 1998                 YEAR ENDED JULY 31, 1997
                                        -------------------------------------    --------------------------------------
                                           INCOME       SHARES      PER SHARE      INCOME        SHARES      PER SHARE
                                        (NUMERATOR)  (DENOMINATOR)   (AMOUNT)    (NUMERATOR)  (DENOMINATOR)   (AMOUNT)
     BASIC EPS
     Income available to
        common stockholders             $3,205,878      7,000,169      $0.46     $2,709,460      6,862,757     $0.39

     EFFECT OF DILUTIVE SECURITIES
     Common stock options                                  44,645                                   41,313
                                        ----------      ---------      -----     ----------      ---------     -----
     DILUTED EPS
     Income available to
        common stockholders             $3,205,878      7,044,814      $0.46     $2,709,460      6,904,070     $0.39
                                        ----------      ---------      -----     ----------      ---------     -----
                                        ----------      ---------      -----     ----------      ---------     -----

     On September 2, 1997, the Company declared a dividend of $0.02 per share, payable September 30, 1997, to common shareholders of record as of September 15, 1997. On July 22, 1998, the Company declared a dividend of $0.02 per share, payable August 21, 1998 to common shareholders of record as of August 14, 1998. As of July 31, 1998, dividends declared but unpaid of $140,004 were accrued in accounts payable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                       PART III

     Pursuant to instruction E.3 to Form 10-KSB, the information required by Items 9-12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed on or about October 23, 1998.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.

(a) The financial statements filed as part of this report in Item 7 are listed in the Index to Financial Statements contained in such Item. The following documents are filed as exhibits to this report:

     2.1 (i)   First Amended Joint Plan of Reorganization dated September 1,
               1995, as modified and clarified to date.*
     2.1 (ii)  Asset Purchase and Sale Agreement dated June 26, 1998 with
               AlliedSignal, Inc.****
     2.2       Stock Exchange Agreement dated September 13, 1996 by and between
               W.P. Acquisition Corp., Halter Financial Group, Inc.,
               KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.*
     3 (i)     Amended and Restated Articles of Incorporation.*
     3 (ii)    Bylaws.*
     3 (iii)   Articles of Amendment to Restated and Amended Articles of
               Incorporation, filed December 11, 1997.**
     4.1       Form of Common Stock Certificate.*
     10.1      Agency Agreement dated January 1, 1987 by and between Bernuth,
               Lembcke Co. Inc. and VfT AG.*
     10.2      Revolving Loan Agreement dated August 1, 1996 by and between
               KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National
               Association.*
     10.3      $2,500,000 Revolving Note dated August 1, 1996 payable by
               KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National
               Association.*
     10.4      1996 Stock Option Plan.*
     10.5      Stock Option Agreement dated October 17, 1996 by and between
               KMG-B, Inc. and Thomas H. Mitchell.*

     10.6 Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.*
     10.7 Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.*
     10. Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.*
     10.9      Second Amendment to Revolving Loan Agreement.**
     10.10     $2,500,000 Amended and Restated Revolving Note.**
     10.11     Third Amendment to Revolving Loan Agreement.***
     10.12     $2,500,00 Amended and Restated Revolving Note dated
               December 31, 1997.***
     10.13     Employment Agreement dated February 1, 1998 with
               Bobby D. Godfrey.***
     10.14 Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.****
     10.15     Performance Guaranty dated June 30, 1998 by the Company.****
     10.16 Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.****
     10.17     $6,000,000 Term Note.****
     10.18     Guaranty of Payment by the Company.****
     10.19     Fourth Amendment to Revolving Loan Agreement.****
     21.1      Subsidiaries of the Company.*
     27.1      Financial Data Schedule.

Documents marked by an (*) were filed by the Company on December 6, 1996 as part of its Form 10, file number 000-21839. Documents marked by a (**), (***) or (****) were filed by the Company on, respectively, December 12, 1997 as part of its report on Form 10-QSB for the first quarter of fiscal 1998, March 12, 1998 as part of its report on Form 10-QSB for the second quarter of fiscal 1998, and on July 10, 1998 as part of its report on Form 8-K, in each case under file number 000-29278.

(b) A report on Form 8-K was filed by the Company on July 10, 1998. The report disclosed information concerning the Company's creosote supply transaction with AlliedSignal under items 2 and 5 of the report. No financial statements were included in the Form 8-K.

                                     SIGNATURES

     In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG CHEMICALS, INC.


By: /s/ David L. Hatcher                         Date: October 9, 1998
   -----------------------------
    David L. Hatcher, President
    and Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jack Vernie                              Date: October 9, 1998
   ----------------------------------
   Jack Vernie, Controller


By: /s/ Bobby D. Godfrey                         Date: October 9, 1998
   ----------------------------------
   Bobby D. Godfrey, Director


By: /s/ George W. Gilman                         Date: October 9, 1998
   ----------------------------------
   George W. Gilman, Director


By: /s/ Fred C. Leonard III                      Date: October 9, 1998
   ----------------------------------
   Fred C. Leonard III, Director


By: /s/ Charles M. Neff, Jr.                     Date: October 9, 1998
   ----------------------------------
   Charles M. Neff, Jr., Director