Form 10QSB
period 1998-10-31
KMG CHEMICALS INC
filed 1998-12-14
CIK 1028215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended October 31, 1998


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

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               October 31,          July 31,
                                                                  1998                1998
                                                               -----------        -----------
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                $3,091,841         $2,207,948
       Accounts receivable:
              Trade                                              3,735,443          3,570,508
              Other                                                 27,664             21,218
       Notes receivable - current                                  236,311             36,311
       Inventories                                               1,746,396          1,751,346
       Prepaid expenses & other assets                             103,063            152,382
       Income taxes receivable                                      42,612             56,547
                                                               -----------        -----------
                        Total current assets                     8,983,330          7,796,260

PROPERTY, PLANT AND EQUIPMENT -
       Net of accumulated depreciation                           2,365,961          2,382,913

NOTES RECEIVABLE, Less current portion                             406,886            408,912

OTHER ASSETS                                                     9,328,741          9,510,916
                                                               -----------        -----------

TOTAL                                                          $21,084,918        $20,099,001
                                                               ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                         $2,950,306         $3,342,270
       Accrued liabilities                                         553,575            533,511
       Current portion of long term debt                           679,241            679,241
       Income taxes payable                                        561,358                  0
                                                               -----------         ----------
                      Total current liabilities                  4,744,480          4,555,022

LONG TERM DEBT                                                   5,104,090          5,268,301
                                                               -----------         ----------
                          Total liabilities                      9,848,570          9,823,323
                                                               -----------         ----------

 STOCKHOLDERS' EQUITY
       Preferred stock, $.01 par value,
           10,000,000 shares authorized,
           none issued
       Common stock, $.01 par value,
           40,000,000 shares authorized,
           7,000,169 shares issued and
           outstanding                                              70,002             70,002
       Additional paid-in capital                                1,063,385          1,063,385
       Retained earnings                                        10,102,961          9,142,291
                                                               -----------         ----------
                     Total stockholders' equity                 11,236,348         10,275,678
                                                               -----------         ----------

TOTAL                                                          $21,084,918        $20,099,001
                                                               ===========        ===========

See notes to consolidated financial statements.

                              KMG CHEMICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                      October 31,
                                           ---------------------------------
                                              1998                   1997
                                           ----------             ----------
NET SALES                                  $9,803,822             $5,385,055

COST OF SALES                               6,752,747              3,215,797
                                           ----------             ----------

          Gross Profit                      3,051,075              2,169,258

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES              1,438,083                831,123
                                           ----------             ----------

          Operating Income                  1,612,992              1,338,135

OTHER INCOME (EXPENSE):
   Interest & Dividend Income                  44,884                 46,814
   Interest Expense                          (110,282)                     0
   Other                                        1,873                    963
                                           ----------             ----------

          Total Other Income (Expense)        (63,525)                47,777

INCOME BEFORE INCOME TAX                    1,549,467              1,385,912

          Provision For Income Tax           (588,797)              (526,647)
                                           ----------             ----------


NET INCOME                                   $960,670               $859,265
                                           ==========             ==========

EARNINGS PER SHARE:
   Basic                                        $0.14                  $0.12
                                                =====                  =====
   Diluted                                      $0.14                  $0.12
                                                =====                  =====

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                    7,000,169              7,000,169
                                            =========              =========
   Diluted                                  7,049,670              7,043,439
                                            =========              =========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                                      -------------------------      ADDITIONAL                        TOTAL
                                        SHARES          PAR           PAID-IN         RETAINED     STOCKHOLDERS'
                                        ISSUED         VALUE          CAPITAL         EARNINGS        EQUITY
                                      ---------     -----------     -----------     -----------    -----------
BALANCE AT AUGUST 1, 1997             7,000,169     $    70,002     $ 1,063,385     $ 6,216,420    $ 7,349,807

       Dividends                                                                       (280,007)      (280,007)

       Net income                                                                     3,205,878      3,205,878
                                      ---------     -----------     -----------     -----------    -----------

BALANCE AT JULY 31, 1998              7,000,169     $    70,002     $ 1,063,385     $ 9,142,291    $10,275,678

       Net income                                                                       960,670        960,670
                                      ---------     -----------     -----------     -----------    -----------

BALANCE AT OCTOBER 31, 1998           7,000,169     $    70,002     $ 1,063,385     $10,102,961    $11,236,348
                                    ===========     ===========     ===========     ===========    ===========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                    October 31,
                                                           ---------------------------
                                                               1998            1997
                                                           -----------     -----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net income                                               $   960,670     $   859,265
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              257,336          62,699
    (Gain) Loss on the disposal of fixed assets                    342          (3,532)
    Changes in operating assets and liabilities:
      Accounts receivable - trade                             (164,935)        105,934
      Accounts receivable - other                               (6,446)        136,002
      Inventories                                                4,950         (92,204)
      Prepaid expenses and other assets                         49,319          (8,761)
      Income taxes receivable                                   13,935         (88,887)
      Accounts payable                                        (391,964)        242,629
      Accrued liabilities                                       20,064         (68,705)
      Income taxes payable                                     561,358         491,075
                                                           -----------     -----------
             Net cash provided by operating activities     $ 1,304,629     $ 1,635,516
                                                           -----------     -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                   (57,713)       (151,316)
  Proceeds from sale of fixed assets                                             4,500
  Loans to third parties - short term                         (200,000)              0
  Collection of notes receivable                                 2,026           1,899
  Additions to other assets                                       (838)        (13,934)
                                                           -----------     -----------
             Net cash used in investing activities         ($  256,525)    ($  158,851)
                                                           -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings'                           (164,211)
  Payment of dividends                                               0        (140,003)
                                                           -----------     -----------
             Net cash used in financing activities         ($  164,211)    ($  140,003)
                                                           -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  $   883,893     $ 1,336,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               2,207,948       2,643,070
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 3,091,841     $ 3,979,732
                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $   110,282     $         0
  Cash paid during the period for income taxes             $    27,440     $    32,520


See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         (1) BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1998.

         (2) EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

         The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated, with the 1997 period being restated to conform with the requirements of the SFAS No. 128, described above:

                                                    Three Months Ended
                                                         October 31
                                                    1998          1997
                                                  ----------------------
BASIC EARNINGS PER SHARE

Net Income                                         $960,670     $859,265
                                                  ----------------------
Weighted Average Shares Outstanding               7,000,169    7,000,169
                                                  ----------------------
   Basic Earnings Per Share                        $    .14     $    .12
                                                  ======================

DILUTED EARNINGS PER SHARE

Net Income                                         $960,670     $859,265
                                                  ----------------------
Weighted Average Shares Outstanding               7,000,169    7,000,169
Shares Issuable from Assumed Conversion of
Common Share Options                                 49,501       43,270
                                                  ----------------------
Weighted Average Shares Outstanding,
as Adjusted                                       7,049,670    7,043,439
                                                  ----------------------
   Diluted Earnings Per Share                      $    .14     $    .12
                                                  ======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 1998 and October 31, 1997:

                                         Three Months Ended
                                             October 31
                                                                    Increase/
                                    ----------------------------   (Decrease)
                                          1998          1997
                                    -----------------------------------------
Net sales ..................           $9,803,822    $5,385,055    $4,418,767

Gross profit ...............           $3,051,075    $2,169,258    $  881,817

Gross profit as a percent of
net sales ..................                31.1%        40.3%

Net income .................           $  960,670    $  859,265    $  101,405

Basic earnings per share ...           $     0.14    $    0.12

Weighted average shares
outstanding ................            7,000,169     7,000,169

     SALES REVENUE

     Net sales revenue for the quarter ended October 31, 1998 was approximately $4.4 million greater than for the same period last year -- an 82.1% increase. The increase was due to a significantly higher volume of creosote sales. Most of the creosote sales increase was attributable to sales of creosote purchased from AlliedSignal under the long-term creosote supply contract agreed to in July 1998.

     GROSS PROFIT

     Gross profit for the quarter ended October 31, 1998 rose by approximately $882 thousand (40.7%) compared to same period of fiscal 1998. Almost all of that increase was attributable to sales of creosote purchased from AlliedSignal. Creosote sales produce a lower gross profit margin as a percent of sales than do sales of the Company's other products. Increased sales of the lower margin creosote had the effect of reducing the Company's overall gross margin as a percent of total sales to 31.1% in the first quarter of fiscal 1999 from 40.3% in the same quarter of fiscal 1998. Management believes that anticipated greater creosote revenues in fiscal 1999 will have that same effect throughout the year when fiscal 1999 is compared with fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the quarter ended October 31, 1998 increased by approximately $607 thousand compared with the same period of fiscal year 1998. Almost all of that increase was a consequence of the AlliedSignal supply contract. In particular, transportation expenses increased with creosote sales volume and the Company has begun amortizing the $4 million of additional consideration paid upon entering into the supply contract and the $4.5 million paid to AlliedSignal for its creosote registrations.

     OTHER INCOME (EXPENSE)

     The increase in net expenses in the quarter ended October 31, 1998 as compared to the same period of fiscal 1998 was due to increased interest expense of approximately $110 thousand paid to SouthTrust Bank of Alabama, National Association ("SouthTrust") on the term loan secured to finance the AlliedSignal transaction.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 1998 the Company had cash and cash equivalents of approximately $3.1 million, an increase of approximately $884 thousand since the beginning of fiscal 1999. During the first quarter of fiscal 1999, the Company generated cash of $1.3 million from operations, including net income of $961 thousand. The Company invested approximately $58 thousand in capital improvements and, for $200 thousand purchased a participation in a short-term loan made by Sterling Bank. The Company also made principal payments totaling $164 thousand on its term loan with SouthTrust. The principal balance of that term loan was $5.8 million as of October 31, 1998.

     The Company's borrowing base availability under the Revolving Loan Agreement with SouthTrust Bank of Alabama was approximately $2.5 million as of October 31, 1998, but the Company had no borrowings under that credit facility.

YEAR 2000 COMPLIANCE

     The Company has reviewed its critical accounting and information systems for Year 2000 compliance and has developed a plan to remedy any deficiencies in a timely manner. The Company expects to resolve Year 2000 compliance issues relating to its software primarily through normal upgrades of its software or, when necessary, through replacement of existing software with Year 2000 compliant applications. The cost of these upgrades or replacements is not expected to be material to the Company's financial position or results of operations. In addition, the Company is in the process of seeking verification from its key distributors, vendors and suppliers that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. If the Company's present efforts to address the Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with which the Company conducts business do not successfully address such issues, the Company's business, operating results and financial position could be materially and adversely affected.

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

                         PART II --- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the shareholders of the Company was held on November 18, 1998. At that meeting, the shareholders voted to elect all the nominees for director as follows:

         Nominees                  Votes For       Abstentions
         --------                  ---------       -----------
         David L. Hatcher          6,774,899           36
         George W. Gilman          6,774,899           36
         Bobby D. Godfrey          6,774,899           36
         Fred C. Leonard, III      6,774,899           36
         Charles M. Neff, Jr.      6,774,899           36

     The shareholders also voted to ratify the appointment of Deloitte & Touche, LLP as independent accountants and auditors of the Company for fiscal year 1999. The vote was 6,774,935 votes for the ratification, no votes against, and no abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  27.1             Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the first quarter ended October 31, 1998.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.


By:  /s/ David L. Hatcher                      Date: December 14, 1998
   ---------------------------------
      David L. Hatcher, President


By:  /s/ Jack Vernie                           Date: December 14, 1998
    ----------------------------------
      Jack Vernie, Controller