Form 10QSB
period 1999-01-31
KMG CHEMICALS INC
filed 1999-03-12
CIK 1028215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended January 31, 1999


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

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                January 31,           July 31,
                                                    1999                1998
                                                    ----                ----
ASSETS
------
CURRENT ASSETS                                  $ 8,506,110          $ 7,796,260

PROPERTY, PLANT AND EQUIPMENT -
    Net of accumulated depreciation               2,324,814            2,382,913

NOTES RECEIVABLE, Less current portion              404,827              408,912

OTHER ASSETS                                      9,150,769            9,510,916
                                                  ---------            ---------

TOTAL                                           $20,386,520          $20,099,001
                                                -----------          -----------
                                                -----------          -----------

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES                             $ 3,626,636          $ 4,555,022

LONG TERM DEBT                                    4,910,914            5,268,301
                                                  ---------            ---------

               Total liabilities                  8,537,550            9,823,323
                                                  ---------            ---------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
       10,000,000 shares authorized,
       none issued
    Common stock, $.01 par value,
       40,000,000 shares authorized,
       7,000,169 shares issued and
       outstanding                                   70,002               70,002
    Additional paid-in capital                    1,063,385            1,063,385
    Retained earnings                            10,715,583            9,142,291
                                                 ----------            ---------
          Total stockholders' equity             11,848,970           10,275,678
                                                 ----------           ----------

TOTAL                                           $20,386,520          $20,099,001
                                                -----------          -----------
                                                -----------          -----------

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended                      Six Months Ended
                                                      January 31,                            January 31,
                                                      -----------                            -----------
                                                 1999             1998                 1999              1998
                                                 ----             ----                 ----              ----
NET SALES                                     $8,054,981       $4,410,757           $17,858,803       $9,795,811

COST OF SALES                                  5,281,595        2,696,201            12,034,342        5,911,998
                                              ----------       ----------           -----------       ----------

     Gross Profit                              2,773,386        1,714,556             5,824,461        3,883,813

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      1,729,430          882,117             3,167,513        1,713,239
                                              ----------       ----------           -----------       ----------
     Operating Income                          1,043,956          832,439             2,656,948        2,170,574


OTHER INCOME (EXPENSE):
   Interest & Dividend Income                     54,728           55,660                99,612          102,473
   Interest Expense                             (107,129)                              (217,411)
   Other                                          (6,104)          15,580                (4,231)          16,544
                                              ----------       ----------           -----------       ----------
     Total Other Income (Expense)                (58,505)          71,240              (122,030)         119,017


INCOME BEFORE INCOME TAX                         985,451          903,679             2,534,918        2,289,591

     Provision For Income Tax                   (372,829)        (343,403)             (961,626)        (870,050)
                                              ----------       ----------           -----------       ----------

NET INCOME                                      $612,622         $560,276            $1,573,292       $1,419,541
                                              ----------       ----------           -----------       ----------
                                              ----------       ----------           -----------       ----------
EARNINGS PER SHARE:
   Basic                                           $0.09            $0.08                 $0.22            $0.20
                                              ----------       ----------           -----------       ----------
                                              ----------       ----------           -----------       ----------
   Diluted                                         $0.09            $0.08                 $0.22            $0.20
                                              ----------       ----------           -----------       ----------
                                              ----------       ----------           -----------       ----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                       7,000,169        7,000,169             7,000,169        7,000,169
                                              ----------       ----------           -----------       ----------
                                              ----------       ----------           -----------       ----------
   Diluted                                     7,061,212        7,046,404             7,055,358        7,044,947
                                              ----------       ----------           -----------       ----------
                                              ----------       ----------           -----------       ----------

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                              COMMON STOCK
                                              ------------               ADDITIONAL                              TOTAL
                                         SHARES            PAR            PAID-IN           RETAINED         STOCKHOLDERS'
                                         ISSUED           VALUE           CAPITAL           EARNINGS            EQUITY
                                         ------           -----           -------           --------            ------
BALANCE AT AUGUST 1, 1997               7,000,169       $70,002        $1,063,385         $6,216,420         $7,349,807

   Dividends                                                                                (280,007)          (280,007)

   Net income                                                                              3,205,878          3,205,878
                                        ---------       -------        ----------        -----------        -----------

BALANCE AT JULY 31, 1998                7,000,169       $70,002        $1,063,385         $9,142,291        $10,275,678

   Net income                                                                              1,573,292          1,573,292
                                        ---------       -------        ----------        -----------        -----------

BALANCE AT JANUARY 31, 1999             7,000,169       $70,002        $1,063,385        $10,715,583        $11,848,970
                                        ---------       -------        ----------        -----------        -----------
                                        ---------       -------        ----------        -----------        -----------

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                   January 31,
                                                                                   -----------
                                                                            1999                 1998
                                                                            ----                 ----
CASH FLOWS FROM OPERATING  ACTIVITIES:

     Net income                                                          $1,573,292            $1,419,541
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                     518,304               126,476
          (Gain) Loss on the disposal of fixed assets                           342                (6,032)
          Changes in operating assets and liabilities:
              Accounts receivable - trade                                   229,961               203,285
              Accounts receivable - other                                   (89,892)              139,502
              Inventories                                                  (575,277)              (64,470)
              Prepaid expenses and other assets                             (59,086)             (141,734)
              Income taxes receivable                                        13,935               (88,887)
              Accounts payable                                             (971,497)             (142,091)
              Accrued liabilities                                            17,299               (77,455)
              Income taxes payable                                                                (14,787)
                                                                                               ----------
                      Net cash provided by operating activities            $657,381            $1,353,348
                                                                         ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment                             (94,520)             (575,251)
     Proceeds from sale of fixed assets                                                             7,000
     Loans to third parties - short term                                   (399,884)
     Collection of notes receivable                                           4,085                 3,829
     Additions to other assets                                               (5,880)              (51,961)
                                                                         ----------            ----------
                        Net cash used in investing activities             ($496,199)            ($616,383)
                                                                         ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on borrowings'                                     (331,575)
     Payment of dividends                                                                        (140,003)
                                                                                               ----------
                        Net cash used in financing activities             ($331,575)            ($140,003)
                                                                         ----------            ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      ($170,393)             $596,962

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,207,948             2,643,070
                                                                         ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $2,037,555            $3,240,032
                                                                         ----------            ----------
                                                                         ----------            ----------

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

     Cash paid during the period for interest                              $217,411

     Cash paid during the period for income taxes                          $995,490              $880,785

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

     The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

                                                    Three Months Ended                       Six Months Ended
                                                        January 31                              January 31
                                                 1999                1998                1999                1998
                                              ----------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net Income                                    $  612,622          $  560,276          $1,573,292          $1,419,541
                                              ----------------------------------------------------------------------
Weighted Average Shares Outstanding            7,000,169           7,000,169           7,000,169           7,000,169
                                              ----------------------------------------------------------------------
       Basic Earnings Per Share                    $0.09               $0.08               $0.22               $0.20
                                              ----------------------------------------------------------------------
                                              ----------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Net Income                                    $  612,622          $  560,276          $1,573,292          $1,419,541
                                              ----------------------------------------------------------------------
Weighted Average Shares Outstanding            7,000,169           7,000,169           7,000,169           7,000,169

Shares Issuable from Assumed
Conversion of Common Share Options                61,043              46,235              55,189              44,778
                                              ----------------------------------------------------------------------
Weighted Average Shares Outstanding,
as Adjusted                                    7,061,212           7,046,404           7,055,358           7,044,947
                                              ----------------------------------------------------------------------
       Diluted Earnings Per Share                  $0.09               $0.08               $0.22               $0.20
                                              ----------------------------------------------------------------------
                                              ----------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

        The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and six month periods ended January 31, 1999 and January 31, 1998:

                                      Three Months Ended                                Six Months Ended
                                         January 31               Increase/                January 31                Increase/
                              ------------------------------      (Decrease)      ------------------------------     (Decrease)
                                 1999            1998                                 1999           1998
                              --------------------------------------------------------------------------------------------------
Net sales ................... $8,054,981      $4,410,757        $3,644,224        $17,858,803     $9,795,811        $8,062,992

Gross profit ................ $2,773,386      $1,714,556        $1,058,830         $5,824,461     $3,883,813        $1,940,648

Gross profit as a
percent of net sales ........      34.4%           38.9%            (4.5)%              32.6%          39.6%            (7.0)%

Net income ..................   $612,622        $560,276           $52,346         $1,573,292     $1,419,541          $153,751

Earnings per share ..........      $0.09           $0.08             $0.01              $0.22          $0.20             $0.02

Weighted average
shares outstanding ..........   7,000,169        7,000,169                          7,000,169       7,000,169


     SALES REVENUE

     Net sales revenue for the second quarter and for the six months ended January 31, 1999 rose by 83% and 82%, respectively, compared with the same periods of the prior fiscal year. The increase was due to a significantly higher volume of creosote sales. Most of the creosote sales increase was attributable to sales of creosote purchased from AlliedSignal, Inc. ("AlliedSignal") under the long-term creosote supply contract beginning in July 1998.

     In November 1998 the Company concluded a creosote supply contract with Rutgers VfT N.V. ("Rutgers"), a copy of which is attached to this report. The term of the contract is until December 31, 2001, renewable annually. The supply contract obligates the Company to purchase an agreed minimum volume in each calendar year. The purchase price for creosote is fixed in calendar years 1998 and 1999 and is subject to escalation thereafter during the term. This agreement replaces the creosote sales agency agreement that had been in effect between the parties.

     GROSS PROFIT

     Gross profit for the second quarter and for the first six months of fiscal 1999 rose by approximately $1.1 million and $1.9 million, respectively, compared to same period of fiscal 1998. Most of that increase was attributable to sales of creosote purchased from AlliedSignal. Creosote sales produce a lower gross profit margin as a percent of sales than do sales of the Company's other products. Increased sales of the lower margin creosote had the effect of reducing the Company's overall gross margin as a percent of total sales to 34.4% in the second quarter of fiscal 1999 from 38.9% in the same quarter of fiscal 1998 and to 32.6% in the first six months of fiscal 1999 from 39.6% in the same period of the prior fiscal year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the second quarter and for the six months ended January 31, 1999 increased by approximately $847 thousand and $1.5 million as compared with the same period of fiscal year 1998. Most of that increase was a consequence of the AlliedSignal supply contract. In particular, transportation expenses increased with creosote sales volume and the Company has begun amortizing the $4 million of additional consideration paid upon entering into the supply contract and the $4.5 million paid to AlliedSignal for its creosote registrations.

     OTHER INCOME (EXPENSE)

     The net increase in other expenses in the second quarter ended and for the six months ended January 31, 1999 as compared to the same period of fiscal 1998 was due to increased interest expense of approximately $107 thousand and $217 thousand, respectively, paid to SouthTrust Bank of Alabama, National Association ("SouthTrust") on the term loan secured to finance the AlliedSignal transaction.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1999 the Company had cash and cash equivalents of approximately $2.0 million, a decrease of approximately $170 thousand since the beginning of fiscal 1999. During the first six months of fiscal 1999, the Company generated net cash of $657 thousand from operations, including net income of approximately $1.6 million. The Company increased its inventory during the first six months of fiscal 1999 by approximately $575 thousand. Most of that inventory increase was because in the second quarter creosote from Rutgers began being purchased from Rutgers under a supply contract rather than under the prior sales agency agreement.

     During first six months of fiscal 1999, the Company invested approximately $95 thousand in capital improvements and purchased participations or made short-term loans of $400 thousand. The Company also made principal payments totaling $332 thousand on its term loan with SouthTrust. The principal balance of that term loan was $5.6 million as of January 31, 1999. As of January 31, 1999 the Company had no borrowings under its revolving loan with SouthTrust but its borrowing base availability under that loan was $2.5 million.

YEAR 2000 COMPLIANCE

     The Company has reviewed its critical accounting and information systems for Year 2000 compliance and remedied deficiencies by upgrades to Year 2000 compliant applications and hardware. The cost of these upgrades was not material to the Company's financial position or results of operations. The Company is in the process of seeking verification from its key suppliers that they are Year 2000 compliant or, if they are not yet so compliant, to provide a description of their plans to become so. If suppliers and other third parties with whom the Company conducts business do not successfully address Year 2000 issues, the Company's business, operating results and financial position could be materially and adversely affected. As a contingency plan, therefore, the Company intends to mitigate a portion of that risk by increasing its finished products and raw materials inventory. Management believes that the cost of carrying the additional inventory will not be material to the Company's financial position or results of operations.

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

                          PART II --- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               10.20 Creosote Supply Agreement dated November 1, 1998 between Ratgers VfT N.V. and the Company
               27.1    Financial Data Schedule

        (b)    Reports on Form 8-K:

               No reports on Form 8-K were filed during the second quarter ended January 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By:  /s/ David L. Hatcher                                 Date: March 12, 1999
     -----------------------------
      David L. Hatcher, President


By:  /s/ Jack Vernie                                      Date: March 12, 1999
     -----------------------------
      Jack Vernie, Controller