Form 10QSB
period 1999-04-30
KMG CHEMICALS INC
filed 1999-06-11
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended April 30, 1999

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

                           PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             April 30,      July 31,
                                                               1999           1998
                                                           -----------     -----------
ASSETS

CURRENT ASSETS                                             $ 9,188,791     $ 7,796,260

PROPERTY, PLANT AND EQUIPMENT -
    Net of accumulated depreciation                          2,306,764       2,382,913

NOTES RECEIVABLE, Less current portion                         402,734         408,912

OTHER ASSETS                                                 8,969,097       9,510,916
                                                           -----------     -----------
TOTAL                                                      $20,867,386     $20,099,001
                                                           ===========     ===========
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                        $ 4,281,833     $ 4,555,022

LONG TERM DEBT                                               3,635,142       5,268,301
                                                           -----------     -----------

          Total liabilities                                  7,916,975       9,823,323
                                                           -----------     -----------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      none issued
    Common stock, $.01 par value,
      40,000,000 shares authorized,
      7,000,169 shares issued and
      outstanding                                               70,002          70,002
    Additional paid-in capital                               1,063,385       1,063,385
    Retained earnings                                       11,817,024       9,142,291
                                                           -----------     -----------
          Total stockholders' equity                        12,950,411      10,275,678
                                                           -----------     -----------
TOTAL                                                      $20,867,386     $20,099,001
                                                           ===========     ===========


See notes to consolidated financial statements.

                                     KMG CHEMICALS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                            Three Months Ended           Nine Months Ended
                                                  April 30,                   April 30,
                                           -----------------------    -------------------------
                                              1999         1998          1999          1998
                                           ----------   ----------    -----------   -----------
NET SALES                                  $9,234,191   $5,596,462    $27,092,994   $15,392,273

COST OF SALES                               5,815,755    3,530,134     17,850,097     9,442,132
                                           ----------   ----------    -----------   -----------


          Gross Profit                      3,418,436    2,066,328      9,242,897     5,950,141

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES              1,670,777      900,025      4,838,290     2,613,264
                                           ----------   ----------    -----------   -----------
          Operating Income                  1,747,659    1,166,303      4,404,607     3,336,877


OTHER INCOME (EXPENSE):
  Interest & Dividend Income                   45,575       54,560        145,187       157,033
  Interest Expense                            (88,515)                   (305,926)
  Other                                       184,705      176,120        180,474       192,664
                                           ----------   ----------    -----------   -----------

          Total Other Income (Expense)        141,765      230,680         19,735       349,697


INCOME BEFORE INCOME TAX                    1,889,424    1,396,983      4,424,342     3,686,574

          Provision For Income Tax           (717,981)    (530,853)    (1,679,607)   (1,400,903)
                                           ----------   ----------    -----------   -----------


NET INCOME                                 $1,171,443   $  866,130    $ 2,744,735   $ 2,285,671
                                           ==========   ==========    ===========   ===========

EARNINGS PER SHARE:
  Basic                                    $     0.17   $     0.12    $      0.39   $      0.33
                                           ==========   ==========    ===========   ===========
  Diluted                                  $     0.17   $     0.12    $      0.39   $      0.32
                                           ==========   ==========    ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                     7,000,169    7,000,169      7,000,169     7,000,169
                                           ==========   ==========    ===========   ===========
  Diluted                                   7,067,356    7,046,005      7,063,975     7,044,814
                                           ==========   ==========    ===========   ===========


See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK
                                       --------------------    ADDITIONAL                       TOTAL
                                         SHARES       PAR       PAID-IN        RETAINED     STOCKHOLDERS'
                                         ISSUED      VALUE      CAPITAL        EARNINGS        EQUITY
                                       ---------    -------    ----------    -----------    -------------
BALANCE AT AUGUST 1, 1997              7,000,169    $70,002    $1,063,385    $ 6,216,420     $ 7,349,807

    Dividends                                                                   (280,007)       (280,007)

    Net income                                                                 3,205,878       3,205,878
                                       ---------    -------    ----------    -----------     -----------

BALANCE AT JULY 31, 1998               7,000,169    $70,002    $1,063,385    $ 9,142,291     $10,275,678

    Dividends                                                                    (70,002)        (70,002)

    Net income                                                                 2,744,735       2,744,735
                                       ---------    -------    ----------    -----------     -----------

BALANCE AT APRIL 30, 1999              7,000,169    $70,002    $1,063,385    $11,817,024     $12,950,411
                                       =========    =======    ==========    ===========     ===========

See notes to consolidated financial statements.

                                 KMG CHEMICALS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                               Nine Months Ended
                                                                    April 30,
                                                           -------------------------
                                                               1999          1998
                                                           -----------    ----------

CASH FLOWS FROM OPERATING  ACTIVITIES:

  Net income                                               $ 2,744,735    $2,285,671
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                               78,651       190,566
    Gain on sale of securities                                              (178,826)
    (Gain) Loss on the disposal of fixed assets                    501        (6,032)
    Changes in operating assets and liabilities:
      Accounts receivable - trade                              (99,262)     (483,483)
      Accounts receivable - other                               (4,227)     (180,971)
      Inventories                                             (317,543)     (237,603)
      Prepaid expenses and other assets                         14,799      (139,406)
      Accounts payable                                        (779,957)      654,568
      Accrued liabilities                                      219,420       (35,935)
      Income taxes payable                                     171,741
                                                           -----------
              Net cash provided by operating activities    $ 2,728,859    $1,868,550
                                                           -----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (154,763)     (739,673)
  Proceeds from sale of securities                                           223,430
  Proceeds from sale of fixed assets                               801         7,000
  Loans to third parties - short term                         (324,884)
  Collection of notes receivable                                 6,178         5,790
  Additions to other assets                                     (7,222)      (64,528)
                                                           -----------    ----------
              Net cash used in investing activities        $  (479,890)   $ (567,981)
                                                           -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on borrowings'                         (1,517,552)
  Payment of dividends                                         (70,002)     (140,003)
                                                           -----------    ----------
              Net cash used in financing activities        $(1,587,554)   $ (140,003)
                                                           -----------    ----------


NET INCREASE  IN CASH AND CASH EQUIVALENTS                 $   661,414    $1,160,566

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               2,207,948     2,643,070
                                                           -----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,869,362    $3,803,636
                                                           ===========    ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

  Cash paid during the period for interest                 $   305,926
  Cash paid during the period for income taxes             $ 1,498,585    $1,414,626

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

         The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

                                                      Three Months Ended                Nine Months Ended
                                                            April 30                          April 30
                                                      1999             1998             1999              1998
                                                  --------------------------------------------------------------
BASIC EARNINGS PER SHARE

Net Income                                        $  1,171,443     $    866,130     $  2,744,735    $  2,285,671
                                                  --------------------------------------------------------------
Weighted Average Shares Outstanding                  7,000,169        7,000,169        7,000,169       7,000,169
                                                  --------------------------------------------------------------
         Basic Earnings Per Share                 $       0.17     $       0.12     $       0.39    $       0.33
                                                  ==============================================================

DILUTED EARNINGS PER SHARE

Net Income                                        $  1,171,443     $    866,130     $  2,744,735    $  2,285,671
                                                  --------------------------------------------------------------
Weighted Average Shares Outstanding                  7,000,169        7,000,169        7,000,169       7,000,169


Shares Issuable from Assumed Conversion of
Common Share Options                                    67,187           45,836           63,806          44,645
                                                  --------------------------------------------------------------

Weighted Average Shares Outstanding, as
Adjusted                                             7,067,356        7,046,005        7,063,975       7,044,814

                                                  --------------------------------------------------------------

         Diluted Earnings Per Share               $       0.17     $       0.12     $       0.39    $      0.32
                                                  ==============================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and nine month periods ended April 30, 1999 and April 30, 1998:

                                   Three Months Ended                           Nine Months Ended
                                        April 30                                     April 30
                              ----------------------------   Increase/       ---------------------------     Increase/
                                   1999          1998        (Decrease)        1999            1998         (Decrease)
                              -----------------------------------------------------------------------------------------
Net sales....................    $9,234,191     $5,596,462    $3,637,729     $27,092,994     $15,392,273    $11,700,722

Gross profit.................    $3,418,436     $2,066,328    $1,352,108      $9,242,897      $5,950,141     $3,292,756

Gross profit as a percent of
net sales....................          37.0%          36.9%          0.1%           34.1%           38.7%          (4.6%)

Net income...................    $1,171,443       $866,130      $305,313      $2,744,735      $2,285,671       $459,064

Earnings per share...........         $0.17          $0.12         $0.05           $0.39           $0.33          $0.06

Weighted average shares
outstanding..................     7,000,169      7,000,169                     7,000,169       7,000,169

         SALES REVENUE

         Net sales revenue for the third quarter and for the nine months ended April 30, 1999 rose by 65% and 76%, respectively, compared with the same periods of the prior fiscal year. These increases were primarily due to a significantly higher volume of creosote sales to former customers of AlliedSignal, Inc. ("AlliedSignal") beginning in July 1998 when the Company began purchasing AlliedSignal's output of creosote under a long-term supply contract

         GROSS PROFIT

         Gross profit for the third quarter and for the first nine months of fiscal 1999 rose by approximately $1.4 million and $3.3 million, respectively, compared to same periods in fiscal 1998. Most of that increase was attributable to sales of creosote purchased from AlliedSignal. Gross profit as a percent of sales declined in the first nine months of fiscal 1999 as compared with the same period of fiscal 1998 because creosote sales produce a lower gross profit margin as a percent of sales than do sales of the Company's other products. This effect has been mitigated somewhat since January 1999 by improved creosote margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter and for the nine months ended April 30, 1999 increased by approximately $771 thousand and $2.2 million as compared with the same periods of fiscal year 1998. Most of that increase was a consequence of the AlliedSignal supply contract. In particular, transportation expenses increased with creosote sales volume and the Company is amortizing the $4 million of additional consideration paid upon entering into the supply contract and the $4.5 million paid to AlliedSignal for its creosote registrations.

         OTHER INCOME (EXPENSE)

         The net increase in other expenses in the third quarter and for the nine months ended April 30, 1999 as compared to the same periods in fiscal 1998 was due to increased interest expense of approximately $89 thousand and $306 thousand, respectively, paid to SouthTrust Bank of Alabama, National Association ("SouthTrust") on the term loan secured to finance the AlliedSignal transaction.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 1999 the Company had cash and cash equivalents of approximately $2.9 million, a increase of approximately $661 thousand since the beginning of fiscal 1999. During the first nine months of fiscal 1999, the Company generated net cash of $2.7 million from operations, including net income of approximately $2.7 million. At April 30, 1999 inventories were $318 thousand higher than at the beginning of fiscal 1999. This increase was attributable to creosote purchased under the contract with Rutgers VfT N.V. that went into effect in November 1998.

         During first nine months of fiscal 1999, the Company invested approximately $155 thousand in capital improvements. It also purchased participations or made short-term loans of $400 thousand, a portion of which have been repaid leaving a balance on April 30, 1999 of $325 thousand. The Company also made principal payments totaling approximately $1.5 million on its term loan with SouthTrust. The principal balance of that term loan was approximately $4.4 million as of April 30, 1999. As of April 30, 1999 the Company had no borrowings under its revolving loan with SouthTrust but its borrowing base availability under that loan was $2.5 million.

YEAR 2000 COMPLIANCE

         The Company has reviewed its critical accounting and information systems for Year 2000 compliance and remedied deficiencies by upgrades to Year 2000 compliant applications and hardware. The cost of these upgrades was less than $10 thousand. The Company has sought verification from its key suppliers that they are Year 2000 compliant and asked, if they are not yet so compliant, those suppliers to provide a description of their plans to become so. Positive assurances have been received from most of the Company's key suppliers. The Company has received no indication from any key supplier that a disruption will occur. However, if suppliers and other third parties with whom the Company conducts business do not successfully address Year 2000 issues, the Company's business, operating results and financial position could be materially and adversely affected. As a contingency plan, therefore, the Company intends to mitigate a portion of that risk by increasing its finished products and raw materials inventory. Management believes that the cost of carrying the additional inventory will not be material to the Company's financial position or results of operations.

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

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  27.1   Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the third quarter ended April 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:       /s/ David L. Hatcher                               Date: June 11, 1999
   ----------------------------------
      David L. Hatcher, President

By:      /s/ Jack Vernie                                     Date: June 11, 1999
    --------------------------------
      Jack Vernie, Controller