Form 10QSB/A
period 1999-04-30
KMG CHEMICALS INC
filed 1999-06-15
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

     This form amends and restates Form 10-QSB filed by the Company on June 11, 1999 to correct the amount shown for depreciation in the Consolidated Statements of Cash Flows for the nine months ended April 30, 1999.


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

                                 KMG CHEMICALS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                               Nine Months Ended
                                                                    April 30,
                                                           -------------------------
                                                               1999          1998
                                                           -----------    ----------

CASH FLOWS FROM OPERATING  ACTIVITIES:

  Net income                                               $ 2,744,735    $2,285,671
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              778,651       190,566
    Gain on sale of securities                                              (178,826)
    (Gain) Loss on the disposal of fixed assets                    501        (6,032)
    Changes in operating assets and liabilities:
      Accounts receivable - trade                              (99,262)     (483,483)
      Accounts receivable - other                               (4,227)     (180,971)
      Inventories                                             (317,543)     (237,603)
      Prepaid expenses and other assets                         14,799      (139,406)
      Accounts payable                                        (779,957)      654,568
      Accrued liabilities                                      219,420       (35,935)
      Income taxes payable                                     171,741
                                                           -----------    ----------
              Net cash provided by operating activities    $ 2,728,859    $1,868,550
                                                           -----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (154,763)     (739,673)
  Proceeds from sale of securities                                           223,430
  Proceeds from sale of fixed assets                               801         7,000
  Loans to third parties - short term                         (324,884)
  Collection of notes receivable                                 6,178         5,790
  Additions to other assets                                     (7,222)      (64,528)
                                                           -----------    ----------
              Net cash used in investing activities        $  (479,890)   $ (567,981)
                                                           -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on borrowings'                         (1,517,552)
  Payment of dividends                                         (70,002)     (140,003)
                                                           -----------    ----------
              Net cash used in financing activities        $(1,587,554)   $ (140,003)
                                                           -----------    ----------


NET INCREASE  IN CASH AND CASH EQUIVALENTS                 $   661,414    $1,160,566

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               2,207,948     2,643,070
                                                           -----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,869,362    $3,803,636
                                                           ===========    ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

  Cash paid during the period for interest                 $   305,926
  Cash paid during the period for income taxes             $ 1,498,585    $1,414,626

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

KMG Chemicals, Inc.

By:       /s/ David L. Hatcher                               Date: June 15, 1999
   ----------------------------------
      David L. Hatcher, President

By:      /s/ Jack Vernie                                     Date: June 15, 1999
    --------------------------------
      Jack Vernie, Controller