Form 10KSB
period 1999-07-31
KMG CHEMICALS INC
filed 1999-10-26
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                                         For the fiscal year ended July 31, 1999

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

  Title of Each Class                 Name of each Exchange on which Registered

          None                                            None
-------------------------------       ----------------------------------------

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value
------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year:       $36,388,799

The aggregate market value of the voting stock held by non-affiliates computed by reference to sales of such stock as of September 30, 1999 was $3,020,947.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the 1999 annual meeting of shareholders is incorporated by reference in Part III of this report.

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

         ACQUISITION OF KMG-BERNUTH, INC.

         In October 1996, the Company acquired all of the issued and outstanding stock of KMG in exchange for 6,510,000 shares of the Common Stock of the Company and was discharged from bankruptcy. After giving effect to a 1 for 1.5 reverse split of Common Stock outstanding immediately prior to the acquisition of KMG, the former stockholders of KMG became owners of approximately 93% of the issued and outstanding shares of Common Stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

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

         The Company acquired a penta manufacturing and distribution business in 1988 from an affiliated company that had been engaged in the penta business since the early 1970's. The Company made several acquisitions after 1988 to expand its wood preserving product lines and distribution network. It acquired a creosote distribution business in early
1991 and a sodium penta distribution business late that same year. In 1998, the Company acquired from AlliedSignal, Inc. ("AlliedSignal") certain assets pertaining to the sale of creosote and entered into a long-term creosote supply contract with that firm. In 1999 Reilly Industries, Inc. ("Reilly") acquired AlliedSignal's carbon products business, including its creosote production and the creosote supply contract with the Company.

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

         INDUSTRY OVERVIEW

         Wood preservative products are pesticides that prolong the useful life of treated wood by protecting the wood from mold, mildew, fungus and insects. The three primary chemicals used by the United States wood preserving industry are penta, creosote and chromated copper arsenate ("CCA"). Penta is used primarily to treat electric and telephone utility poles while creosote is used for railroad cross-ties, bridge timbers and utility poles. CCA is used for utility poles and lumber. The Company believes that wood preserving chemicals are used to treat approximately 600 million cubic feet of wood each year in the United States and that 6% of that wood is treated with penta, 15% with creosote and 80% with CCA. CCA is used more widely than penta and creosote principally because CCA-treated lumber has a dry, non-oily appearance that makes it more suitable for the fences, decks and the other home applications that comprise the largest part of the treated wood market. The Company currently supplies the United States wood treating industry with penta and creosote but not with CCA. The Company also supplies sodium penta, a wood preserving product used primarily to treat freshly-cut lumber, to customers outside the United States. See "-Competition."

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

         CREOSOTE. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. The Company has two primary sources of supply for the creosote it sells in the United States -- Reilly and Rutgers VFT AG ("Rutgers"). The Company believes that Reilly and Rutgers are among the world's largest manufacturers of creosote and other coal tar products. Creosote is sold by the Company to customers throughout the United States.

         SUPPLIERS

         The Company is dependent upon outside suppliers for all of its raw material requirements for its penta and sodium penta manufacturing operations and, therefore, is subject to fluctuations in the price of those materials. The principal raw materials used in those operations are phenol, chlorine, solvent and caustic, each of which the Company purchases from a limited number of suppliers. The Company does not maintain supply contracts with any of its suppliers of those raw materials, which include Aristech Chemical Corporation, CYDSA, Eastman Chemical Co., Fenoquimia, S.A. de C.V., Pennwalt De Mexico and Advanced Aromatics, Inc. However, the Company believes that these raw materials are each readily available from a variety of sources and the loss of any of the Company's raw material suppliers would not have a material adverse effect on its business, financial condition or results of operations.

         The Company has two suppliers of the creosote it sells. The Company's supply contract with Reilly has an initial term ending in 2008 and thereafter may be renewed annually. The Company must purchase all of the creosote produced at certain facilities, subject to annual maximum and minimum quantities, at varying prices per pound. During the initial term, the annual maximum quantity is approximately 138 million pounds. If Reilly's actual production exceeds the maximum, the Company has the option to purchase that additional production.

         The Company's creosote supply contract with Rutgers has an initial term ending December 31, 2001 and is then renewable annually. The Company must purchase an agreed minimum volume in each calendar year. The purchase price for creosote is fixed for calendar year 1999 and is subject to escalation thereafter during the term.

         CUSTOMERS

         The Company sells its products to approximately 90 customers. One customer, Kerr McGee Chemical Corp., accounted for approximately 15% of the Company's revenues in fiscal 1999 but accounted for less than 10% in fiscal 1998. A second customer, Texas Electric Cooperatives, Inc., accounted for less than 10% of the Company's revenues in fiscal 1999 but represented approximately 12% of revenues in fiscal 1998.

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

         The Company believes that there are four firms that compete with it in creosote sales in the United States. The Company's principal competitor is Koppers Industries, Inc. located in Pittsburgh, Pennsylvania. The Company believes that Koppers Industries, Inc. has larger sales volumes and greater financial and other resources than the Company. The Company believes that it currently supplies approximately one third of the creosote sold in the United States.

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

         EMPLOYEES

         As of the end of fiscal 1999, the Company had a total of 72 full-time employees and eight temporary employees. Nine of the Company's employees work at the Company's corporate offices in Houston, Texas, 63 at the Matamoros facility, seven at the Tuscaloosa facility and one works in Louisiana. None of the employees in the United States are represented by a labor union but 41 of KMEX's employees in Mexico are represented under a labor contract. The Company believes that it has good relations with its employees.

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

         LICENSES, PERMITS AND PRODUCT REGISTRATIONS. Certain licenses, permits and product registrations are required for the Company's products and operations in the United States, Mexico and other countries in which the Company does business. Such licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers of pesticides such as penta and creosote are required to obtain a registration for their products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") from the EPA in order to sell those products in the United States. Compliance with the registration system under FIFRA has had and will in the future have a material effect on the Company's business, financial condition and results of operations. The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under an agreement reached with the other industry participant, the Company shares research and testing costs pertaining to penta based on its relative market share. Since the beginning of fiscal 1999 when it first acquired certain creosote labels, the Company has participated as a member in a similar industry group funding a creosote research and testing program. The Company incurred expenses of approximately $721 thousand and $331 thousand in connection with the FIFRA research and testing program in fiscal 1999 and fiscal 1998, respectively.

ITEM 2.           DESCRIPTION OF PROPERTY

         Set forth below is information with respect to certain of the Company's properties.


                                                                                                           LEASE
                                                              APPROXIMATE             OWNED/             EXPIRATION
LOCATION                           PRIMARY USE                   SIZE                 LEASED                DATE
--------                           -----------             -----------------          ------             ----------
Houston, Texas                     Corporate               8,500 square feet          Leased             March 31,
                                   Office                                                                   2001

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 1999 to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock is traded under the trading symbol "KMGB" on The Nasdaq SmallCap Market. The approximate high and low bid quotations in fiscal 1999 and 1998 were as follows:



         Period:                                     High        Low
                                                     ----        ---
         First quarter fiscal 1998                   5.25        4.125
         Second quarter fiscal 1998                  5.50        4.75
         Third quarter fiscal 1998                   5.25        4.00
         Fourth quarter fiscal 1998                  5.50        4.50
         First quarter fiscal 1999                   6.53        4.50
         Second quarter fiscal 1999                  7.75        6.00
         Third quarter fiscal 1999                   7.00        5.25
         Fourth quarter fiscal 1999                  6.00        5.00

Such quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The quotations are based on information reported by the National Association of Securities Dealers, Inc.

         As of September 30, 1999, there were 7,000,169 shares of Common Stock issued and outstanding held by 603 shareholders of record.

         KMG declared and paid dividends in fiscal 1999 and 1998 as follows:


         Date declared:        Date paid:       Amount ($):     Per Share ($)

         July 1998             August 1998         140,003                .02

         February 1999         March 1999          70,002                .01

Additonally, the Company declared and paid dividends of $143,003 in August 1999 and September 1999, respectively. The Company anticipates that future earnings will be retained to finance the continuing development of its business. Accordingly, the Company does not anticipate paying substantial dividends on the Common Stock in the foreseeable future.

         In fiscal 1999 the Company granted an option to acquire 40,000 shares of Common Stock to Halter Financial Group, Inc. in consideration for investor relations consulting services. The option is exercisable at a price of $5.00 per share of Common Stock, is subject to a vesting requirement and may be exercised for five (5) years from the date of vesting. As of September 30, 1999, none of the option shares were vested. Also in fiscal 1999 the Company granted a warrant to acquire 25,000 shares of Common Stock to JP Turner & Company, L.L.P. for consulting services as requested by the Company and pertaining to the evaluation of acquisition and financing transactions and to investor relations. The warrant is exercisable at a price of $5.50 per share of Common Stock through March 17, 2003. The option and the warrant were issued by the Company in private transactions without registration in reliance upon the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the years ended July 31, 1999 and 1998:


                                                              Years Ended July 31,
                                                    -----------------------------------         Increase/
                                                         1999                1998              (Decrease)
                                                    --------------       --------------       --------------
Net sales......................................     $   36,388,799       $   22,657,207       $   13,731,592

Gross profit...................................         12,821,876            8,573,956            4,247,920

Gross profit as percent of Net Sales...........              35.2%                37.8%               (2.6)%

Selling, general and administrative expense....          6,765,537            3,917,205            2,848,332

Operating income...............................          6,056,339            4,656,750            1,399,589

Other income (expense), net....................             (4,134)             514,027             (518,161)

Income before taxes............................          6,052,205            5,170,778              881,427

Provision for income taxes.....................         (2,299,838)          (1,964,901)             334,937

Net income.....................................     $    3,752,367       $    3,205,877       $      546,490

         SALES REVENUE

         Net operating revenues for fiscal 1999 were approximately $36.4 million, approximately $13.7 million (61%) more than fiscal 1998. The increase was primarily due to a significantly higher volume of creosote sales to former customers of AlliedSignal beginning in July 1998 when the Company began purchasing AlliedSignal's output of creosote under a long-term supply contract. AlliedSignal distilled creosote from coal tar as part of its carbon products business. When AlliedSignal sold its carbon products business to Reilly in 1999, the Company's creosote supply contract was transferred by AlliedSignal to Reilly. Since then the Company's creosote purchases under the contract have been from Reilly.

         GROSS PROFIT

         Gross profit for fiscal 1999 rose by approximately $4.2 million compared to fiscal 1998. Most of that increase was attributable to sales of creosote purchased from AlliedSignal and Reilly. Gross profit as a percentage of net operating revenue declined to 35.2% for fiscal 1999 as compared to 37.8% in fiscal 1998 because creosote sales produce a lower gross profit margin as a percent of sales than do sales of the

Company's other products. This effect has been mitigated somewhat since January 1999 by improved creosote margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Aggregate selling, general and administrative expenses increased approximately $2.8 million in fiscal 1999 as compared with fiscal 1998. Most of that increase was a consequence of the AlliedSignal/Reilly supply contract. In particular, distribution and storage expenses increased with creosote sales volume and the Company is amortizing the $4 million of additional consideration paid upon entering into the supply contract over 10 years and the $4.5 million paid to AlliedSignal for its creosote registrations and other intangible assets over 15 years.

         According to FIFRA, the environmental statute under which penta and creosote are registered for sale in the United States, the Company is obligated to provide the EPA with test data concerning their chemistry and toxicology. The Company expensed approximately $721 thousand for penta and creosote testing costs in fiscal 1999 and approximately $331 thousand for penta testing in fiscal 1998. Almost half of the increase in fiscal 1999 was attributable to creosote testing costs that the Company had not been responsible for until the beginning of fiscal 1999 when it acquired AlliedSignal's creosote labels. See "-Liquidity and Capital Resources."

         OTHER INCOME (EXPENSE)

         The net increase in other expenses in fiscal 1999 as compared to fiscal 1998 was primarily due to interest expense incurred on the term loan secured to finance the AlliedSignal transaction. The Company also sold shares of Sterling Bancshares stock in fiscal 1998 and recognized a gain on that sale of $343 thousand.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of fiscal 1999, the Company had cash and cash equivalents of approximately $4.8 million as compared with approximately $2.2 million at the end of fiscal 1998. Net cash provided by operations during fiscal 1999 was approximately $5.0 million as compared with approximately $3.1 million for fiscal 1998.

         The Company's sources of capital have traditionally been externally generated or from commercial borrowings. The Company's cash needs are primarily for principal payments on borrowings and capital expenditures for maintenance of its property, plant and equipment. The Company believes that its cash flows from operations and available borrowing under its Revolving Credit Facility (hereinafter defined) will be sufficient to fund its anticipated cash requirements in fiscal 2000. In the event that those sources are not sufficient to fund the Company's expenditures, the Company would be required to seek additional debt or equity financing from commercial lenders, institutional investors or individual investors. There can be no assurance that such financing will be available on acceptable terms.

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

         The Company's wholly-owned subsidiary, KMG, has obtained a working capital line of credit under a Revolving Loan Agreement (as amended from time to time, the "Revolving Credit Facility") with SouthTrust Bank of Alabama, National Association ("SouthTrust"). Under the Revolving Credit Facility, the Company may borrow up to the lesser of $2.5 million or a borrowing base (as defined therein). The Revolving Credit Facility contains various representations and warranties and affirmative and negative covenants applicable to KMG, including a limitation that equity investments or loans by KMG not exceed $250 thousand and a requirement to obtain the lender's consent prior to replacing the President and chairman of the board of directors of KMG, David L. Hatcher, or any merger, reorganization or recapitalization of KMG. In addition, the Revolving Credit Facility requires KMG to maintain (i) a tangible net worth (as defined therein) of not less than $2.5 million in fiscal 2000 and $5.0 million thereafter, (ii) a fixed charge coverage ratio of at least 1.25 to 1.0, and (iii) a ratio of liabilities to tangible net worth of not more than 3.5 to 1.0 beginning at the end of fiscal 1999 and not more than 2.0 to 1.0 beginning at the end of fiscal 2000. The Company has had almost no borrowing against its Revolving Credit Facility since inception. As of September 30, 1999 the Company's borrowing base under the Revolving Credit Facility was $2.5 million but the Company had no outstanding borrowing.

         In the fourth quarter of fiscal 1998, the Company entered into a long-term creosote supply agreement with AlliedSignal and purchased certain creosote registrations from it. The Company paid AlliedSignal $4 million for entering into the supply contract and paid $4.5 million for the intangible assets. The transaction was financed out of working capital and the proceeds of a $6 million term loan to KMG by SouthTrust. The term loan bears interest at a fixed rate of 7.32%. It is being amortized over seven years in equal monthly installments that total approximately $1 million per year. In March 1999 the Company prepaid an additional $1 million of principal on the term loan. As of September 30, 1999, the principal balance outstanding under the term loan was $4.1 million.

         The Company's capital expenditures and operating expenses for environmental matters, excluding FIFRA testing and data submission costs, were approximately $300 thousand in fiscal 1999 and $370 thousand in fiscal 1998. The Company estimates that its capital expenditures and operating expenses for environmental matters other than FIFRA will be approximately $290 thousand in fiscal 2000. The Company expensed approximately $721 thousand for penta and creosote testing costs under FIFRA in fiscal 1999 and approximately $331 thousand for penta testing in fiscal 1998. Much of the FIFRA testing and data submission costs pertaining to penta have already been incurred and thus management believes that total FIFRA testing costs will decline to approximately $540 thousand in fiscal 2000. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While the Company does not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

         The Company conducts periodic ground water sampling at its facility in Tuscaloosa, Alabama as required by the Alabama Department of the Environmental Management ("ADEM"). A 1991 sampling revealed the presence of penta contamination and more recent sampling continues to show some contamination, although in lesser amounts. ADEM has not required any additional response at this time beyond the continuation of periodic monitoring. The Company does not believe that costs for environmental investigation and remediation will materially impact liquidity or have a material adverse effect on the Company's business, financial condition or results of operations, although there can be no assurances to this effect.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain information included or incorporated by reference in this report is forward-looking, including statements contained in "Management's Discussion and Analysis of Operations." It includes statements regarding the intent, belief and current expectations of the Company and its directors and officers. Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these the statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with long-standing customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. In June 1999, FASB deferred SFAS for one year when it issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 will be effective for the Company beginning with the first quarter of fiscal 2001.

         In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." That statement establishes standards for reporting and displaying comprehensive income and its components in a financial statement with the same prominence as other financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. As of July 31, 1999, there are no adjustments (Other Comprehensive Income) to net income in deriving comprehensive income.

ITEM 7.      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS


                                                                                   Page
                                                                                   ----
         Independent Auditors' Report                                                13
         Consolidated Balance Sheets as of July 31, 1999
                  and 1998                                                           14
         Consolidated Statements of Income for the Years Ended
                  July 31, 1999 and 1998                                             15
         Consolidated Statements of Stockholders' Equity
                  for the Years Ended July 31, 1999
                  and 1998                                                           16
         Consolidated Statements of Cash Flows for the
                  Years Ended July 31, 1999 and 1998                                 17
         Notes to Consolidated Financial Statements                                  18

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   KMG Chemicals, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the "Company") as of July 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Houston, Texas
October 8, 1999

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 1999 AND 1998
-------------------------------------------------------------------------------

ASSETS                                                                                     1999                1998
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   4,847,886      $  2,207,948
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of $120,000
         and $50,000 in 1999 and 1998, respectively                                       3,258,384         3,570,508
      Other                                                                                  63,549            77,765
   Note receivable - current portion                                                        361,165            36,311
   Inventories                                                                            2,544,613         1,751,346
   Prepaid expenses and other current assets                                                228,168           152,382
                                                                                      -------------      ------------
                Total current assets                                                     11,303,765         7,796,260

PROPERTY, PLANT, AND EQUIPMENT - Net of accumulated depreciation                          2,300,138         2,382,913

NOTE RECEIVABLE, Less current portion                                                       400,607           408,912

DEFERRED TAX ASSET                                                                          251,498           137,544

OTHER ASSETS                                                                              8,535,927         9,373,372
                                                                                      -------------      ------------
TOTAL                                                                                 $  22,791,935      $ 20,099,001
                                                                                      ==============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $   3,620,999      $  3,342,270
   Accrued liabilities                                                                      975,723           533,511
   Current portion of long-term debt                                                        809,810           679,241
                                                                                      -------------      ------------
                Total current liabilities                                                 5,406,532         4,555,022

LONG-TERM DEBT                                                                            3,427,360         5,268,301
                                                                                      -------------      ------------
                Total liabilities                                                         8,833,892         9,823,323
                                                                                      -------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
   Common stock, $.01 par value; 40,000,000 shares authorized, 7,000,169
      shares issued and outstanding in 1999 and 1998                                         70,002            70,002
   Additional paid-in capital                                                             1,063,385         1,063,385
   Retained earnings                                                                     12,824,656         9,142,291
                                                                                      --------------     ------------
                Total stockholders' equity                                               13,958,043        10,275,678
                                                                                      --------------     ------------
TOTAL                                                                                 $  22,791,935      $ 20,099,001
                                                                                      ==============     ============

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 1999 AND 1998
------------------------------------------------------------------------------

                                                                                          1999               1998
NET SALES                                                                              $36,388,799        $22,657,208

COST OF SALES                                                                           23,566,923         14,083,252
                                                                                       -----------        -----------
                Gross profit                                                            12,821,876          8,573,956

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                                            6,765,537          3,917,205
                                                                                       -----------        -----------
                Operating income
                                                                                         6,056,339          4,656,751
OTHER INCOME (EXPENSE):
   Interest income                                                                         203,796            212,775
   Interest expense                                                                       (387,599)           (39,040)
   Gain on sale of securities                                                                                 343,471
   Other, net                                                                              179,669             (3,178)
                                                                                       -----------        -----------
                Total other income (expense), net                                           (4,134)           514,028
                                                                                       -----------        -----------
INCOME BEFORE INCOME TAXES                                                               6,052,205          5,170,779

PROVISION FOR INCOME TAXES                                                               2,299,838          1,964,901
                                                                                       -----------        -----------
NET INCOME                                                                             $ 3,752,367        $ 3,205,878
                                                                                       ===========        ===========
EARNINGS PER COMMON SHARE:
   Basic                                                                                  $   0.54           $   0.46
                                                                                       ===========        ===========
   Diluted                                                                                $   0.53           $   0.46
                                                                                       ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                                 7,000,169          7,000,169
                                                                                       ===========        ===========
   Diluted                                                                               7,063,271          7,044,814
                                                                                       ===========        ===========

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                           COMMON STOCK
                                     -------------------------        ADDITIONAL                              TOTAL
                                        SHARES           PAR           PAID-IN           RETAINED         STOCKHOLDERS'
                                        ISSUED          VALUE          CAPITAL           EARNINGS             EQUITY
BALANCE AT
   AUGUST 1, 1997                      7,000,169        $70,002       $1,063,385         $ 6,216,420        $ 7,349,807

   Dividends                                                                                (280,007)          (280,007)

   Net income                                                                              3,205,878          3,205,878
                                     -----------      ---------      ------------       ------------       ------------
BALANCE AT
   JULY 31, 1998                       7,000,169         70,002         1,063,385          9,142,291         10,275,678

   Dividends                                                                                (70,002)            (70,002)

   Net income                                                                             3,752,367           3,752,367
                                     -----------      ---------      ------------       ------------       ------------
BALANCE AT
   JULY 31, 1999                       7,000,169        $70,002       $1,063,385         $12,824,656        $13,958,043
                                     ===========      =========      ============       ============       ============

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1999 AND 1998
------------------------------------------------------------------------------

                                                                                               1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 3,752,367      $ 3,205,878
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           1,042,399         319,007
     Gain on sale of securities                                                                               (343,471)
     Loss (gain) on sale or abandonment of equipment                                               501          (6,032)
     Deferred income tax benefit                                                              (113,954)        (34,881)
     Changes in operating assets and liabilities:
       Accounts receivable - trade                                                             312,124      (1,304,287)
       Accounts receivable - other                                                              14,216         131,333
       Inventories                                                                            (793,267)       (568,062)
       Prepaid expenses and other current assets                                               (75,786)        (39,223)
       Accounts payable                                                                        278,729       1,870,961
       Accrued liabilities                                                                     582,216        (136,061)
                                                                                           -----------      ----------
                Net cash provided by operating activities                                    4,999,545       3,095,162
                                                                                           -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                                (228,871)       (819,654)
   Proceeds from sale of securities                                                                            432,511
   Proceeds from sale of equipment                                                                 801           7,000
   Loans to related parties                                                                   (324,854)       (200,000)
   Collection of notes receivable                                                                8,305           7,784
   Additions to other assets                                                                    (8,564)     (8,765,464)
   Collection of other assets                                                                  113,954
                                                                                           -----------      ----------
                Net cash used in investing activities                                         (439,229)     (9,337,823)
                                                                                           -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                                               6,000,000
   Payment of dividends                                                                       (210,006)       (140,003)
   Principal payments on borrowings                                                         (1,710,372)        (52,458)
                                                                                           -----------      ----------
                Net cash (used in) provided by financing activities                         (1,920,378)      5,807,539
                                                                                           -----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         2,639,938        (435,122)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               2,207,948       2,643,070
                                                                                           -----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $ 4,847,886     $ 2,207,948
                                                                                           ===========      ==========
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
   Cash paid during the year for interest                                                  $   387,599     $    39,040
   Cash paid during the year for income taxes                                              $ 2,298,187     $ 2,058,159
NONCASH TRANSACTION - Dividends declared                                                                   $   140,004

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 1999 AND 1998
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - KMG Chemicals, Inc. (the "Company") is involved in the manufacture and distribution of wood treatment products, principally pentachlorophenol ("penta") and creosote. Penta-manufacturing operations are conducted through KMG de Mexico ("KMEX"), a Mexican corporation and 99.98 percent owned subsidiary, at a plant in Matamoros, Mexico. The penta plant began operations in 1986 and was moved to a new location in Matamoros in May 1997. The Company has two main suppliers of creosote. The Company sells creosote throughout the United States.

      The historical financial information of the Company reflects the historical results of KMG-Bernuth ("KMG") and KMEX as a result of a reverse merger of KMG with KMG-B, Inc. ("KMG-B") in October 1996. Prior to the transaction, KMG-B had no significant assets, liabilities, or operations, and its primary business purpose was to seek an acquisition or merger transaction with an operating business with growth potential whereby its shareholders would benefit by owning an interest in a viable business enterprise. On October 15, 1996, pursuant to a stock exchange agreement dated September 13, 1996, KMG-B issued 6,510,000 shares of common stock (approximately 93 percent of its issued and outstanding common stock) in exchange for all of the issued and outstanding shares of common stock of KMG. KMG-B also issued 352,474 shares of common stock to other shareholders as payment for certain services for KMG-B in connection with the Stock Exchange Agreements and in conjunction with other services. The transaction between KMG-B and KMG provided KMG-B with a viable business enterprise and allowed KMG to become a public company without going through an initial public offering.

      KMG-B was incorporated in the state of Texas in 1992 under the name Water Point Manufacturing, Inc. ("Water Point"). KMG-B as Water Point filed a petition under Chapter 11 of the United States Bankruptcy Court during June of 1995, and in September 1995 a First Amended Joint Plan of Reorganization (the "Plan") was filed and subsequently confirmed by the official committee of unsecured creditors and the bankruptcy trustee. With respect to Water Point, the Plan decided that it would remain in existence, although all capital stock outstanding as of the filing date of the petition would be canceled, and that it was discharged from any and all debts and liabilities that arose prior to October 23, 1996. Water Point adopted "fresh-start" accounting as of the October 23, 1996 bankruptcy discharge date and subsequently changed its name to KMG-B. During 1998, the Company changed its name to KMG Chemicals, Inc.

      The Company's significant accounting policies are as follows:

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of KMG Chemicals, KMG-Bernuth, and KMEX. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      CASH AND CASH EQUIVALENTS - The Company considers all investments with maturities of three months or less when purchased to be cash equivalents.

      INVENTORIES - Inventories are valued at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method.

      PROPERTY, PLANT, AND EQUIPMENT - Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Major renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.

      Depreciation is principally computed using a straight-line method over the estimated useful lives of the assets. Depreciation expense was $310,344 and $235,916 in 1999 and 1998, respectively. The estimated useful lives of classes of assets are as follows:


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

      EARNINGS PER SHARE - Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assume the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

      CURRENCY TRANSLATION - The U.S. dollar is the functional currency for the Company's foreign operations. For those operations, remeasurement to U.S. dollars from currency translations are included in the statement of income.

      STOCK-BASED COMPENSATION - In 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No.
      25. The adoption of SFAS No. 123 in 1998 had no effect on the Company's results of operations.

      INTANGIBLE ASSETS - For financial statement purposes, intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets (see Note 6).

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The notes receivable, including the current portion, are of a related-party nature, and it is not practicable to estimate their fair value. The fair value of the Company's debt at July 31, 1999 and 1998 was estimated to be the same as its carrying value since the debt obligation bears interest at a rate consistent with current market rates.

      CONCENTRATIONS OF CREDIT RISKS - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from wood- treating manufacturers located worldwide. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition.

      NEW ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. In June 1999, FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities
      - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 for one year. SFAS 133 will be effective for the Company for fiscal quarters starting after June 15, 2000. The Company has not finalized the quantification of the effects of adopting SFAS 133 on its consolidated financial statements.

      RECLASSIFICATIONS - Financial statement amounts in 1998 have been reclassified to conform to the 1999 presentation.

2.    INVENTORIES

      Inventories are summarized as follows:


                                                       1999          1998
          Chemical raw materials and supplies       $  317,264    $  421,081
          Finished chemical products                 2,227,349     1,330,265
                                                    ----------    ----------
          Total                                     $2,544,613    $1,751,346
                                                    ==========    ==========

3.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows:


                                                   1999           1998

            Land                                $   302,527    $   302,527
            Buildings                             1,103,061      1,034,487
            Equipment                             2,738,846      2,586,459
            Leasehold improvements                   21,502          5,337
            Construction-in-progress                 46,534         69,506
                                                -----------    -----------

                                                  4,212,470      3,998,316

            Less accumulated depreciation
              and amortization                   (1,912,332)    (1,615,403)
                                                -----------    -----------

            Total                               $ 2,300,138    $ 2,382,913
                                                ===========    ===========


4.    FOREIGN CURRENCY REMEASUREMENT

      Monetary assets and liabilities and income items for KMEX are remeasured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are remeasured at historical rates. Expense items for KMEX are remeasured at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency remeasurement for KMEX are included in operations. Foreign currency remeasurement resulted in aggregate exchange gains of $15,416 and $12,230 in 1999 and 1998, respectively.

5.    INCOME TAXES

      The geographical sources of income before income taxes for the two years ended July 31, 1999 and 1998 were as follows:


                                                       1999         1998

           United States                            $5,661,546   $4,842,086
           Foreign                                     390,659      328,693
                                                    ----------   ----------

           Income before income taxes               $6,052,205   $5,170,779
                                                    ==========   ==========


      The provision for income taxes consisted of the following:


                                                        1999         1998

           Current federal provision                $2,076,502   $1,724,311
           Current foreign provision                   144,544      122,088
           Current state provision                     192,746      153,383
           Deferred income tax benefit                (113,954)     (34,881)
                                                    ----------   ----------

           Total                                    $2,299,838   $1,964,901
                                                    ==========   ==========

      Deferred income taxes are provided on all temporary differences between financial and taxable income. Significant components of the Company's deferred tax assets and liabilities as of July 31, 1999 and 1998 are as follows:

                                                               1999         1998

      Deferred tax assets (liabilities):
         Inventory                                          $  19,944    $  13,236
         Bad debt expense                                      72,150       27,750
         Difference in depreciable basis of property          118,929      104,218
         Difference in amortization basis of intangibles       40,475       (7,660)
                                                            ---------    ---------

      Total                                                 $ 251,498    $ 137,544
                                                            =========    =========


      The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal and Mexican income tax rate to earnings before income taxes for the year ended July 31:

                                                              1999          1998
         Provision for income taxes at the statutory rate   $1,997,436   $1,758,064
         State income taxes                                    157,858      153,383
         Other                                                 144,544       53,454
                                                            ----------   ----------

         Total                                              $2,299,838   $1,964,901
                                                            ==========   ==========

6.    OTHER ASSETS

      Other assets consisted of the following:

                                                                                  1999              1998
          Intangible assets, net of accumulated amortization of $325,000
             in 1999 and $25,000 in 1998                                       $4,175,000        $4,475,000

          Creosote supply contract, net of accumulated amortization of
             $433,335 in 1999 and $33,337 in 1998                               3,566,665         3,966,663

          Advances for premiums on employee-owned life
             insurance policies (see Note 9)                                      373,191           334,352

          Licensing agreement, net of accumulated amortization of
             $132,024 in 1999 and $109,167 in 1998                                187,976           210,833

          Other                                                                   233,095           386,524
                                                                               ----------        ----------

          Total                                                                $8,535,927        $9,373,372
                                                                               ==========        ==========

      On June 30, 1998, the Company entered into a long-term supply contract to purchase creosote (a wood- treating chemical) from AlliedSignal, Inc. ("Allied"). At the same time, the Company purchased certain intangible assets from Allied pertaining to creosote sales and distribution. The Company paid Allied $4,000,000 and $4,500,000 for entering into the supply contract and for the intangible assets, respectively. The supply contract is being amortized on a straight-line basis over a 10-year term, which is the initial term of the contract.
      The intangible assets, including Allied's creosote customer list, one customer contract, certain rail car leases, and Allied's rights in creosote product registrations, are being amortized on a straight-line basis over a 15-year term which approximates the life of the assets purchased.

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

7.    LONG-TERM DEBT

      Effective August 1, 1996, the Company entered into a revolving line-of-credit agreement with a bank that provides for borrowings of up to $2,500,000. The borrowing base under this agreement is limited by a formula defined in the agreement based on the amount of receivables and inventory. Interest payments will be due monthly. The line of credit is subject to a one-fourth percent unused line fee and is secured by the Company's receivables, inventory, and general intangibles. The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum net worth requirements. No borrowings were outstanding under this agreement at July 31, 1999 or 1998. The termination date of this loan agreement is January 15, 2000.

      On June 26, 1998, the Company entered into a term loan for $6,000,000 with a bank. Starting August 1, 1998, the Company began making monthly principal and interest payments of $91,498 until July 1, 2005, at which time the remaining outstanding balance will be due. This term loan is secured by the Company's receivables, inventory, and general intangibles. The interest rate of the term loan is fixed at 7.32 percent per annum. At July 31, 1999, the Company was in compliance with its various debt covenants, which among other things, has restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum and ratio requirements on tangible net worth. During 1999, prepayments of $1,000,000 on the term loan note were made by the Company.

      The term loan note at July 31, 1999 matures as follows:


                YEAR ENDING
                  JULY 31,

                    2000                        $  809,810
                    2001                           875,725
                    2002                           942,225
                    2003                         1,013,776
                    2004                           595,634
                                                ----------

                   Total                        $4,237,170
                                                ==========

8.    COMMITMENTS AND CONTINGENCIES

      COMMITMENTS

      OPERATING LEASES - The Company has noncancelable operating leases for its office and warehouse facilities and certain transportation equipment. At July 31, 1999, the Company was obligated under these leases for the following future minimum lease commitments:

                     2000              $405,545
                     2001                80,315
                     2002                44,000
                                       -------
                     Total             $529,860
                                       ========

      Rent expense relating to the operating leases was $317,361 and $178,878 in 1999 and 1998, respectively.

      CONTINGENCIES

      ENVIRONMENTAL - As a manufacturer and supplier of wood treatment products, the Company is subject to a variety of health, safety, and environmental laws within the countries in which it operates. These governments may implement new laws or regulations which amend or impose restrictions on the sale or use of the Company's raw materials and products. In management's opinion, the Company is currently in compliance with all applicable laws and regulations, and no actions or proceedings against the Company are known to be in process.

      In August 1988 the U.S. Environmental Protection Agency ("EPA") issued a comprehensive data call-in notice for test data on all products covered under the Federal Insecticide, Fungicide, and Rodenticide Act. This notice required product registrants, including the Company, to perform an extensive series of controlled tests and to provide the EPA with the results of those tests.

      To meet the EPA requirements and to mitigate the cost of doing so, the Company joined with another pentachlorophenol manufacturer in the creation of a "penta data task force" in July 1989. To date, this task force has performed the bulk of the EPA-mandated tests. The data from these tests are consistent with historical pentachlorophenol test results and, as such, will not, in management's opinion, hinder the re-registration of pentachlorophenol products. In addition, since June 1998 when the Company acquired certain creosote labels, the Company has participated as a member in a similar industry group funding a creosote research and testing program. Costs incurred by the Company of approximately $721,000 and $331,000 in fiscal years 1999 and 1998, respectively, are included in general and administrative expenses.

      During 1997, the mandate of the penta data task force changed to include possible compliance testing required by foreign governments. Since these governments have the authority to amend testing protocols and/or to mandate additional tests, future costs to the Company are difficult to quantify. However, management estimates that these future costs will be approximately $540,000 per year and intends to expense these costs as incurred.

      LAWSUITS - The Company is involved in various claims and lawsuits in the normal course of business. Management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial condition or operations.

9.    RELATED-PARTY TRANSACTIONS

      During 1991, the Company entered into "split-dollar insurance" arrangements with two officers/stockholders. Under these agreements, the Company advances funds for insurance premiums and records these advances as a noncurrent asset. The Company has a security interest in the insurance policies to the extent of the advances made. The security is to be satisfied either from death benefit proceeds or, in the event of termination of the agreement(s), by reimbursement from the officer(s)/stockholder(s). During fiscal 1998, the agreement with one such officer was terminated and converted to a noninterest bearing promissory note.

      The Company advanced funds to an officer under unsecured promissory notes dated May 15, 1998 and July 15, 1994. The 1998 note is due in annual installments of $28,571, including interest at 8%, with installment starting May 15, 2000. The 1994 note is due in semimonthly installments of $1,000, including interest at 6.5 percent. The amount outstanding under these notes was $436,918 and $445,223 at July 31, 1999 and 1998, respectively.

      In August 1998, the Company purchased a $200,000 participation in a loan by Sterling Bank to National Health Capital, Ltd. ("NHC"), a limited partnership engaged in purchasing medical receivables. In November 1998, the Company made an additional loan of $200,000 to NHC. At the time of these transactions, directors of the Company were directors of the general partner of NHC, limited partners in NHC and one director was president of NHC. NHC ceased operations in 1999 and is now in the process of recovering on its assets and winding up its business. Both loans were modified and renewed as of October 1999. The participation loan bears no interest and is due August 20, 2000. The second loan bears interest at 12% per annum and is due on September 30, 2000. At the end of fiscal 1999, the aggregate outstanding balance on the two loans was $325,000. The participation loan has been partially personally guaranteed by a director of the Company. Both the participation and the additional loan have been personally guaranteed by the Company's President.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution 401(k) plan covering substantially all its U.S. employees. The participants may contribute from 3 percent to 15 percent of their compensation, and the Company makes matching contributions under this plan equal to 3 percent of the participants' compensation. Company contributions to the plan totaled approximately $46,000 and $23,000 in 1999 and 1998, respectively.

11.   SIGNIFICANT CUSTOMERS

      The Company had one significant customer in 1999 whose sales as a percentage of total sales were 15% and one significant customer in 1998 whose sales as a percentage of total sales was 11.5%.

12.   STOCKHOLDERS' EQUITY

      The Company adopted the 1996 Stock Option Plan (the "Stock Plan") on October 15, 1996 and reserved 700,000 shares of its common stock for issuance under the Stock Plan. The Stock Plan provides for the grant of "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The Stock Plan will be administered either by the Company's Board of Directors or by a committee of two or more nonemployee directors. Subject to the terms of the Stock Plan, the Board of Directors or the committee has the authority to grant options under the Stock Plan, to amend, construe, and interpret it, and to make all other determinations and take any and all actions necessary or advisable for its administration. The directors, consultants, and key employees of the Company or any subsidiary are eligible to receive options under the Plan, which are fully vested upon issuance, but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options, which vest over a five-year period from the date of issuance.

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

      In 1999 the Company granted an option to acquire 40,000 shares of common stock to Halter Financial Group, Inc. in consideration for investor relations consulting services. The option is exercisable at a price of $5.00 per share of common stock, is subject to a vesting requirement and may be exercised for 5 years from the date of vesting. These options will vest, if before January 1, 2000 the average closing price equals or exceeds $9.00 per share for 10 consecutive trading days. Also in 1999 the Company granted warrants to acquire 25,000 shares of common stock to JP Turner & Company L.L.P. for consulting services as requested by the Company and pertaining to the evaluation of acquisition and financing transactions and to investor relations. The warrants are exercisable at a price of $5.50 per share of common stock through March 17, 2003.

      Stock option and warrants activity for the Company during fiscal years 1999 and 1998 was as follows:

                                                               1999                      1998
                                                      ---------------------    ------------------------
                                                                  WEIGHTED-                  WEIGHTED-
                                                       NUMBER      AVERAGE       NUMBER       AVERAGE
                                                         OF       EXERCISE         OF        EXERCISE
                                                       SHARES       PRICE        SHARES        PRICE

      Stock options and warrants outstanding,
        beginning of year                              70,171      $ 1.73        43,671       $ 0.216
      Grant                                            90,000        5.21        26,500          4.24
                                                       ------      ------        ------       -------

      Stock options and warrants outstanding,
        end of year                                   160,171      $ 3.69        70,171       $  1.73
                                                      =======      ======        ======       =======
    OPTIONS AND WARRANTS OUTSTANDING AS OF JULY 31, 1999            OPTIONS EXERCISABLE
-------------------------------------------------------------   ---------------------------
                                       WEIGHTED-
                                        AVERAGE       WEIGHTED-                     WEIGHTED-
      RANGE OF                         REMAINING       AVERAGE                       AVERAGE
      EXERCISE           SHARES       CONTRACTUAL     EXERCISE          SHARES      EXERCISE
       PRICE           OUTSTANDING       LIFE          PRICE         EXERCISABLE      PRICE
      $ 0.216            43,671          5.22          $0.22           43,671         $0.22
       4.13 - 5.50      116,500          8.46           4.99           33,500          5.21

      At July 31, 1999, options were exercisable for 77,171 shares at a weighted-average exercise price of $2.38. The remaining contractual life of these options was approximately 5.52 years. At July 31, 1999, 604,829 shares were available for future option grants.

      The weighted-average fair value of options granted during 1999 and 1998 was $95,488 and $25,970, respectively. The effect of these options would have decreased basic and diluted EPS by $.02 per share and $.01 per share, respectively, during 1999, and would have decreased both basic and diluted EPS by $.01 per share during 1998. Fair value of the options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years 1999 and 1998:

                                                           1999     1998
              Weighted-average expected life:              11.94    8.45
              Volatility factor:                            45%     45%
              Dividend yield:                              0.2%      1%
              Weighted-average risk-free interest:         6.4%      6%

      The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

                                        YEAR ENDED JULY 31, 1999                     YEAR ENDED JULY 31, 1998
                             ------------------------------------------  ------------------------------------------
                                 INCOME          SHARES      PER SHARE      INCOME          SHARES       PER SHARE
                              (NUMERATOR)    (DENOMINATOR)   (AMOUNT)     (NUMERATOR)    (DENOMINATOR)    (AMOUNT)
      BASIC EPS
      Income available to
         common
         stockholders          $3,752,367      7,000,169      $ 0.54       $3,205,878      7,000,169       $0.46

      EFFECT OF DILUTIVE
      SECURITIES
      Common stock
         options                                  63,102       (0.01)                         44,645
                               ----------      ---------      ------       ----------      ---------       -----

      DILUTED EPS
      Income available to
         common
         stockholders          $3,752,367      7,063,271      $ 0.53       $3,205,878      7,044,814       $0.46
                               ==========      =========      ======       ==========      =========       =====

      On August 26, 1999, the Company declared a dividend of $.02 per share, payable September 30, 1999, to common shareholders of record as of September 15, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                                     PART III

         Pursuant to instruction E.3 to Form 10-KSB, the information required by Items 9-12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed on or about October 29, 1999.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K.

(a) The financial statements filed as part of this report in Item 7 are listed in the Index to Financial Statements contained in such Item. The following documents are filed as exhibits to this report:

         2.1 (i)    First Amended Joint Plan of Reorganization dated September
                    1, 1995, as modified and clarified to date.*
         2.1 (ii)   Asset Purchase and Sale Agreement dated June 26, 1998 with
                    AlliedSignal, Inc.****
         2.2        Stock Exchange Agreement dated September 13, 1996 by and
                    between W.P. Acquisition Corp., Halter Financial Group,
                    Inc., KMG-Bernuth, Inc. and certain shareholders of
                    KMG-Bernuth, Inc.*
         3 (i)      Amended and Restated Articles of Incorporation.*
         3 (ii)     Bylaws.*
         3 (iii)    Articles of Amendment to Restated and Amended Articles of
                    Incorporation, filed December 11, 1997.**
         4.1        Form of Common Stock Certificate.*
         10.1       Agency Agreement dated January 1, 1987 by and between
                    Bernuth, Lembcke Co. Inc. and VfT AG.*
         10.2       Revolving Loan Agreement dated August 1, 1996 by and between
                    KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National
                    Association.*
         10.3       $2,500,000 Revolving Note dated August 1, 1996 payable by
                    KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National
                    Association.*
         10.4       1996 Stock Option Plan.*
         10.5       Stock Option Agreement dated October 17, 1996 by and between
                    KMG-B, Inc. and Thomas H. Mitchell.*
         10.6       Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.*
         10.7       Split Dollar Insurance Agreement dated November 8, 1991
                    between KMG-Bernuth, Inc. and David L. Hatcher.*
         10.8       Split Dollar Insurance Agreement dated December 13, 1991
                    between KMG- Bernuth, Inc. and Bobby D. Godfrey.*
         10.9       Second Amendment to Revolving Loan Agreement.**
         10.10      $2,500,000 Amended and Restated Revolving Note.**
         10.11      Third Amendment to Revolving Loan Agreement.***
         10.12      $2,500,00 Amended and Restated Revolving Note dated December
                    31, 1997.***
         10.13      Employment Agreement dated February 1, 1998 with Bobby D.
                    Godfrey.***

         10.14 Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.****
         10.15      Performance Guaranty dated June 30, 1998 by the Company.****
         10.16 Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.****
         10.17      $6,000,000 Term Note.****
         10.18      Guaranty of Payment by the Company.****
         10.19      Fourth Amendment to Revolving Loan Agreement.****
         10.20 Creosote Supply Agreement dated November 1, 1998 between Rutgers VFT and the Company*****
         10.21 Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.
         10.22 Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.P.
         21.1       Subsidiaries of the Company.*
         27.1       Financial Data Schedule.

Documents marked by an (*) were filed by the Company on December 6, 1996 as part of its Form 10, file number 000-21839. Documents marked by a (**), (***) or (****) were filed by the Company on, respectively, December 12, 1997 as part of its report on Form 10-QSB for the first quarter of fiscal 1998, March 12, 1998 as part of its report on Form 10-QSB for the second quarter of fiscal 1998, and on July 10, 1998 as part of its report on Form 8-K, in each case under file number 000-29278. The documents marked by a (*****) was filed by the Company on March 12, 1999 as part of its report on Form 10-QSB under file number 000-29278.

(b) No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1999.

                                   SIGNATURES

         In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG CHEMICALS, INC.


By:   /s/ David L. Hatcher                             Date: October 25, 1999
   ------------------------------
    David L. Hatcher, President
    and Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Jack Vernie                                  Date: October 25, 1999
   ------------------------------
    Jack Vernie, Controller


By:   /s/ Bobby D. Godfrey                             Date: October 25, 1999
   ------------------------------
    Bobby D. Godfrey, Director


By:   /s/ George W. Gilman                             Date: October 25, 1999
   ------------------------------
    George W. Gilman, Director


By:   /s/ Fred C. Leonard III                          Date: October 25, 1999
   ------------------------------
    Fred C. Leonard III, Director


By:   /s/ Charles M. Neff, Jr.                         Date: October 25, 1999
   ------------------------------
    Charles M. Neff, Jr., Director