Form 10QSB
period 1999-10-31
KMG CHEMICALS INC
filed 1999-12-14
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999


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

                                   PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          KMG CHEMICALS, INC
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                                  October 31,   July 31,
                                                     1999         1999
ASSETS                                              ------       ------
------
CURRENT ASSETS                                    $12,051,551   $11,303,765

PROPERTY, PLANT AND EQUIPMENT -
   Net of accumulated depreciation                  2,257,299     2,300,138

NOTES RECEIVABLE, Less current portion                398,445       400,607

DEFERRED TAX ASSET                                    262,179       251,498

OTHER ASSETS                                        8,550,326     8,535,927
                                                    ---------     ---------
TOTAL                                             $23,519,800   $22,791,940
                                                  -----------   -----------
                                                  -----------   -----------
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES                                $5,433,533    $5,406,532

LONG TERM DEBT                                      3,214,981     3,427,360
                                                    ---------     ---------

        Total liabilities                           8,648,514     8,833,892
                                                    ---------     ---------
 STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value,
            10,000,000 shares authorized,
            none issued
        Common stock, $.01 par value,
            40,000,000 shares authorized,
            7,000,169 shares issued and
            outstanding                                70,002         70,002
        Additional paid-in capital                  1,111,381      1,063,385
        Retained earnings                          13,689,903     12,824,656
                                                   ----------     ----------
        Total stockholders' equity                 14,871,286     13,958,043
                                                   ----------     ----------
TOTAL                                             $23,519,800    $22,791,935
                                                  -----------    -----------
                                                  -----------    -----------

See notes to consolidated financial statements.

                       KMG CHEMICALS, INC
                 CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)


                                                               Three Months Ended
                                                                    October 31,
                                                                    -----------
                                                                1999          1998
                                                                ----          ----
NET SALES                                                    $8,833,089     $9,803,822

COST OF SALES                                                 5,450,933      6,752,747
                                                              ---------      ---------

          Gross Profit                                        3,382,156      3,051,075

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                                1,802,129      1,438,083
                                                              ---------      ---------
          Operating Income                                    1,580,027      1,612,992


OTHER INCOME (EXPENSE):
   Interest & Dividend Income                                    66,679         44,884
   Interest Expense                                             (78,043)      (110,282)
   Other                                                          2,040          1,873
                                                              ---------      ---------
          Total Other Income (Expense)                           (9,324)       (63,525)


INCOME BEFORE INCOME TAX                                      1,570,703      1,549,467

          Provision For Income Tax                             (565,453)      (588,797)
                                                              ---------      ---------

NET INCOME                                                   $1,005,250       $960,670
                                                             ----------       --------
EARNINGS PER SHARE:
   Basic                                                          $0.14          $0.14
                                                              ---------      ---------
                                                              ---------      ---------
   Diluted                                                        $0.14          $0.14
                                                              ---------      ---------
                                                              ---------      ---------
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                      7,000,169      7,000,169
                                                              ---------      ---------
                                                              ---------      ---------
   Diluted                                                    7,054,907      7,049,670
                                                              ---------      ---------
                                                              ---------      ---------

See notes to consolidated financial statements

                             KMG CHEMICALS, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK
                                                    ------------            ADDITIONAL                          TOTAL
                                                SHARES          PAR          PAID-IN         RETAINED        STOCKHOLDERS'
                                                ISSUED         VALUE         CAPITAL         EARNINGS           EQUITY
                                                ------         -----         -------         --------           ------
BALANCE AT AUGUST 1, 1998                      7,000,169      $70,002      $1,063,385       $9,142,291        $10,275,678

  Dividends                                                                                    (70,002)           (70,002)

  Net income                                                                                 3,752,367          3,752,367
                                               ---------      -------      ----------       ----------        -----------
BALANCE AT JULY 31, 1999                       7,000,169      $70,002      $1,063,385      $12,824,656        $13,958,043
                                               ---------      -------      ----------       ----------        -----------
  Dividends                                                                                   (140,003)          (140,003)
  Warrants issued for services                                                $47,996                              47,996
  Net income                                                                                 1,005,250          1,005,250
                                               ---------      -------      ----------       ----------        -----------
BALANCE AT OCTOBER 31, 1999                    7,000,169      $70,002      $1,111,381      $13,689,903        $14,871,286
                                               ---------      -------      ----------       ----------        -----------
                                               ---------      -------      ----------       ----------        -----------

See notes to consolidated financial statements.

                                 KMG CHEMICALS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                            Three Months Ended
                                                                                October 31,
                                                                                -----------
                                                                            1999          1998
                                                                            ----          ----
CASH FLOWS FROM OPERATING  ACTIVITIES:
        Net income                                                      $1,005,250     $960,670
        Adjustments to reconcile net income to net cash
                provided by operating activities:
                Depreciation and amortization                              266,117      257,336
                (Gain) on sale of securities                                  (829)
                Loss on the disposal of fixed assets                                        342
                Options and warrants issued for services                    47,997
                Deferred income tax asset                                  (10,681)
                Changes in operating assets and liabilities:
                        Accounts receivable - trade                        110,408     (164,935)
                        Accounts receivable - other                         10,992        7,489
                        Inventories                                       (724,848)       4,950
                        Prepaid expenses and other assets                   81,137       49,319
                        Accounts payable                                  (269,524)    (391,964)
                        Accrued liabilities                               (252,288)      20,064
                        Income taxes payable                               532,882      561,358
                                                                        ----------   ----------
                         Net cash provided by operating activities        $796,614   $1,304,629
                                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property, plant and equipment                         (40,274)     (57,713)
        Proceeds from sale of securities                                     7,752
        Loans to third parties - short term                                            (200,000)
        Collection of notes receivable                                       8,266        2,026
        Additions to other assets                                         (197,403)        (838)
                                                                        ----------   ----------
                         Net cash used in investing activities           ($221,659)   ($256,525)


CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on borrowings'                                 (196,449)    (164,211)
        Payment of dividends                                              (140,003)
                                                                        ----------   ----------
                         Net cash used in financing activities           ($336,453)   ($164,211)


NET INCREASE  IN CASH AND CASH EQUIVALENTS                                $238,502     $883,893

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         4,840,963    2,207,948
                                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $5,079,466   $3,091,841
                                                                        ----------   ----------


SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
        Cash paid during the period for interest                           $78,043     $110,282
        Cash paid during the period for income taxes                       $63,986      $27,440

See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         (1) BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 1999.

         (2) EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

         The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:



                                                                          Three Months Ended
                                                                              October 31

                                                                        1999             1998
                                                                   --------------------------------
                  BASIC EARNINGS PER SHARE
                  Net Income                                       $     1,005,250  $       960,670
                                                                   --------------------------------
                  Weighted Average Shares Outstanding                    7,000,169        7,000,169
                                                                   --------------------------------
                        Basic Earnings Per Share                   $          0.14  $          0.14
                                                                   --------------------------------
                                                                   --------------------------------

                  DILUTED EARNINGS PER SHARE
                  Net Income                                       $     1,005,250  $       960,670
                                                                   --------------------------------
                  Weighted Average Shares Outstanding                    7,000,169        7,000,169

                  Shares Issuable from Assumed Conversion of
                  Common Share Options                                      67,187           45,836
                                                                   --------------------------------
                  Weighted Average Shares Outstanding, as
                  Adjusted                                               7,054,907        7,049,670
                                                                   --------------------------------
                        Diluted Earnings Per Share                 $          0.14  $          0.14
                                                                   --------------------------------
                                                                   --------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 1999 and October 31, 1998:

                                                        Three Months Ended
                                                            October 31               Increase/
                                                       ---------------------        (Decrease)

                                                       1999             1998
                                                      ------------------------------------------
                  Net sales.....................       $8,833,089      $9,803,822     ($970,733)
                  Gross profit..................       $3,382,156      $3,051,075       $331,081
                  Gross profit as a percent of
                  net sales.....................            38.3%           31.1%           7.2%
                  Net income....................       $1,005,250      $  960,670     $   44,580
                  Earnings per share............       $     0.14      $     0.14
                  Weighted average shares
                  outstanding...................        7,000,169       7,000,169


         SALES REVENUE

         Net sales revenue for the first quarter of fiscal 2000 fell 10% compared with the same period in fiscal 1999 primarily because of the combined effect of greater than normal creosote sales in the first quarter of the earlier fiscal year, some deferral of railroad crosstie replacement by railroad companies in the first quarter of this fiscal year and utility company reorganizations. Creosote is used primarily to treat railroad crossties. In fiscal 1999 railroads increased their inventories of treated crossties to unusually high levels. Utility company reorganizations are having the effect of reducing the number of pole yards and penta-treated poles carried in inventory by those yards. Although the Company believes that net sales will recover over the coming fiscal year to near normal levels, management expects that sales of its wood treating chemicals will be soft this fiscal year.

         GROSS PROFIT

         Gross profit for the first quarter of fiscal 2000 rose by approximately $331 thousand compared to same period in fiscal 1999. Despite the decrease in net sales for the quarter as compared to last fiscal year, the Company managed to improve gross profit with increased unit prices and lowered unit costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first quarter of this fiscal year increased by approximately $364 thousand over the same quarter of the prior fiscal year. The increase resulted in part from increased testing and research costs for the Company's products, particularly creosote, and from expenses incurred in connection with pursuing the Company's plan to grow by acquiring niche chemical products. The largest portion of the increase, however, was for storage, selling and distribution expenses related to creosote purchased from Rutgers VFT ("Rutgers"). Prior to November 1998 the Company acted as an agent on behalf of Rutgers and those creosote expenses were borne by Rutgers. As of November 1, 1998, the agency arrangement was terminated and the Company began to purchase creosote from Rutgers for its own account. Under the new supply agreement, the Company bears creosote related expenses formerly absorbed by Rutgers.

         OTHER INCOME (EXPENSE)

         During fiscal 1999, the Company made principal reductions of $1.7 million on term indebtedness incurred with SouthTrust Bank of Alabama, National Association ("SouthTrust"). That reduction had the effect of lowering interest expense for the first quarter of fiscal 2000 as compared to the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During first quarter of fiscal 1999, the Company invested approximately $40 thousand in capital improvements. The principal balance of Company's term loan with SouthTrust was approximately $3.2 million as of October 31, 1999. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust but its borrowing base availability under that loan was $2.5 million.

YEAR 2000 COMPLIANCE

         The Company has reviewed its critical accounting and information systems for Year 2000 compliance and remedied deficiencies by upgrades to Year 2000 compliant applications and hardware. The cost of these upgrades was less than $10 thousand. The Company has sought verification from its key suppliers that they are Year 2000 compliant and asked, if they are not yet so compliant, those suppliers to provide a description of their plans to become so. Positive assurances have been received from most of the Company's key suppliers. The Company has received no indication from any key supplier that a disruption will occur. However, if suppliers and other third parties with whom the Company conducts business do not successfully address Year 2000 issues, the Company's business, operating results and financial position could be materially and adversely affected. As a contingency plan, therefore, the Company has mitigated a portion of that risk by increasing its finished products and raw materials inventory. Management believes that the cost of carrying the additional inventory will not be material to the Company's financial position or results of operations.

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

                          PART II --- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of the shareholders of the Company was held on November 22, 1999. At that meeting, the shareholders voted to elect all the nominees for director as follows:


         Nominees                              Votes For             Votes Against
         --------                              ---------             -------------
         David L. Hatcher                      6,489,496                  12
         George W. Gilman                      6,489,496                  12
         Bobby D. Godfrey                      6,489,496                  12
         Fred C. Leonard, III                  6,489,496                  12
         Charles M. Neff, Jr.                  6,489,496                  12


         The shareholders also voted to ratify the appointment of Deloitte & Touche, LLP as independent accountants and auditors of the Company for fiscal year 2000. The vote was 6,489,196 votes for the ratification, 300 votes against and 12 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  27.1              Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the first quarter ended October 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By:     /s/ David L. Hatcher                             Date: December 14, 1999
   ------------------------------------------
      David L. Hatcher, President


By:    /s/  Jack Vernie                                  Date: December 14, 1999
    ----------------------------------------
      Jack Vernie, Controller