Form 10QSB
period 2000-01-31
KMG CHEMICALS INC
filed 2000-03-14
CIK 1028215

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

/x/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF OF 1934
                                For the quarterly period ended January 31, 2000

/x/  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                For the transition period from ______ to ______


                         Commission file number 000-29278
                                KMG CHEMICALS, INC.
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

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   January 31,        July 31,
                                                       2000             1999
                                                   -----------       -----------
ASSETS
CURRENT ASSETS                                     $11,267,212       $11,303,765

PROPERTY, PLANT AND EQUIPMENT -
  Net of accumulated depreciation                    2,206,429         2,300,138

NOTES RECEIVABLE, Less current portion                 396,248           400,607

DEFERRED TAX ASSET                                     270,865           251,498

OTHER ASSETS                                         8,385,045         8,535,927
                                                   -----------       -----------

TOTAL                                              $22,525,799       $22,791,935
                                                   ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $ 3,863,237       $ 5,406,532

LONG TERM DEBT                                       2,999,290         3,427,360
                                                   -----------       -----------

              Total liabilities                      6,862,527         8,833,892
                                                   -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      none issued
  Common stock, $.01 par value,
      40,000,000 shares authorized,
      7,000,169 shares issued and
      outstanding                                       70,002            70,002
  Additional paid-in capital                         1,111,381         1,063,385
  Retained earnings                                 14,481,889        12,824,656
                                                   -----------       -----------
          Total stockholders' equity                15,663,272        13,958,043
                                                   -----------       -----------

TOTAL                                              $22,525,799       $22,791,935
                                                   ===========       ===========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended                   Six Months Ended
                                                         January 31,                          January 31,
                                                -----------------------------        -----------------------------
                                                    2000             1999               2000              1999
                                                ------------     ------------        ------------     ------------
NET SALES                                       $  7,761,334     $  8,054,981        $ 16,594,424     $ 17,858,803

COST OF SALES                                      4,686,637        5,281,595          10,137,570       12,034,342
                                                ------------     ------------        ------------     ------------

      Gross Profit                                 3,074,697        2,773,386           6,456,854        5,824,461

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                        1,789,642        1,729,430           3,591,816        3,167,513
                                                ------------     ------------        ------------     ------------

      Operating Income                             1,285,055        1,043,956           2,865,038        2,656,948


OTHER INCOME (EXPENSE):
  Interest & Dividend Income                          74,070           54,728             140,748           99,612
  Interest Expense                                   (74,327)        (107,129)           (152,370)        (217,411)
  Other                                               (7,415)          (6,104)             (5,375)          (4,231)
                                                ------------     ------------        ------------     ------------

      Total Other Income (Expense)                    (7,672)         (58,505)            (16,997)        (122,030)


INCOME BEFORE INCOME TAX                           1,277,383          985,451           2,848,041        2,534,918

      Provision For Income Tax                      (485,352)        (372,829)         (1,050,805)        (961,626)
                                                ------------     ------------        ------------     ------------

NET INCOME                                      $    792,031     $    612,622        $  1,797,236     $  1,573,292
                                                ============     ============        ============     ============

EARNINGS PER SHARE:

  Basic                                         $       0.11     $       0.09        $       0.26     $       0.22
                                                ============     ============        ============     ============
  Diluted                                       $       0.11     $       0.09        $       0.25     $       0.22
                                                ============     ============        ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic                                            7,000,169        7,000,169           7,000,169        7,000,169
                                                ============     ============        ============     ============
  Diluted                                          7,051,588        7,061,212           7,052,306        7,055,358
                                                ============     ============        ============     ============

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                           COMMON STOCK
                                       ---------------------      ADDITIONAL                         TOTAL
                                        SHARES         PAR          PAID-IN        RETAINED       STOCKHOLDERS'
                                        ISSUED        VALUE         CAPITAL        EARNINGS          EQUITY
                                       ---------     -------      -----------     -----------     -------------
BALANCE AT AUGUST 1, 1998              7,000,169     $70,002      $ 1,063,385     $ 9,142,291      $10,275,678

  Dividends                                                                           (70,002)         (70,002)

  Net income                                                                        3,752,367        3,752,367
                                       ---------     -------      -----------     -----------      -----------

BALANCE AT JULY 31, 1999               7,000,169     $70,002      $ 1,063,385     $12,824,656      $13,958,043
                                       =========     =======      ===========     ===========      ===========
  Dividends                                                                          (140,003)        (140,003)

  Warrants issued for services                                    $    47,996                           47,996

  Net income                                                                        1,797,236        1,797,236
                                       ---------     -------      -----------     -----------      -----------

BALANCE AT JANUARY 31, 2000            7,000,169     $70,002      $ 1,111,381     $14,481,889      $15,663,272
                                       =========     =======      ===========     ===========      ===========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Six Months Ended
                                                                   January 31,
                                                           --------------------------
                                                               2000            1999
                                                           -----------     ----------
CASH FLOWS FROM OPERATING  ACTIVITIES:

  Net income                                               $ 1,797,236     $1,573,292
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                            533,097        518,304
      (Gain) on sale of securities                                (829)
      Loss on the disposal of fixed assets                                        342
      Options and warrants issued for services                  47,997
      Deferred income tax asset                                (19,367)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                            648,335        229,961
        Accounts receivable - other                              3,751        (75,957)
        Inventories                                           (515,109)      (575,277)
        Prepaid expenses and other assets                     (143,443)       (59,086)
        Accounts payable                                    (1,379,637)      (971,497)
        Accrued liabilities                                   (195,114)        17,299
                                                           -----------     ----------
               Net cash provided by operating activities   $   776,917     $  657,381
                                                           -----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                   (73,369)       (94,520)
  Proceeds from sale of securities                               7,752
  Loans to third parties - short term                                        (399,884)
  Collection of notes receivable                                10,463          4,085
  Additions to other assets                                   (215,137)        (5,880)
                                                           -----------     ----------
               Net cash used in investing activities       $  (270,291)    $ (496,199)
                                                           -----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings'                           (396,615)      (331,575)
  Payment of dividends                                        (140,003)
                                                           -----------     ----------
               Net cash used in financing activities       $  (536,618)    $ (331,575)
                                                           -----------     ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  $   (29,992)    $ (170,393)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,840,963      2,207,948
                                                           -----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,810,971     $2,037,555
                                                           ===========     ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

  Cash paid during the period for interest                 $   152,370     $  217,411

  Cash paid during the period for income taxes             $ 1,267,230     $  995,490

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

     The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:


                                                     Three Months Ended                 Six Months Ended
                                                        January 31                         January 31

                                                   2000            1999               2000            1999
                                             -------------------------------------------------------------------
BASIC EARNINGS PER SHARE

Net Income                                     $    792,031    $    612,622    $    1,797,236    $    1,573,292
                                             -------------------------------------------------------------------

Weighted Average Shares Outstanding               7,000,169       7,000,169         7,000,169         7,000,169
                                             -------------------------------------------------------------------

         Basic Earnings Per Share              $       0.11    $       0.09    $         0.26    $         0.22
                                             ===================================================================

DILUTED EARNINGS PER SHARE

Net Income                                     $    792,031    $    612,622    $    1,797,236    $    1,573,292
                                             -------------------------------------------------------------------

Weighted Average Shares Outstanding               7,000,169       7,000,169         7,000,169         7,000,169

Shares Issuable from Assumed Conversion
of Common Share Options                              51,419          61,043            52,137            55,189
                                             -------------------------------------------------------------------
Weighted Average Shares Outstanding, as
Adjusted                                          7,051,588       7,061,212         7,052,306         7,055,358
                                             -------------------------------------------------------------------

         Diluted Earnings Per Share            $       0.11    $       0.09    $         0.25    $         0.22
                                             ===================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

      The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and six month periods ended January 31, 2000 and January 31, 1999:


                                Three Months Ended                          Six Months Ended
                                   January 31             Increase/             January 31            Increase/
                            ==========================    (Decrease)    =========================     (Decrease)
                                2000         1999                            2000        1999
                            ======================================================================================
Net sales.................  $ 7,761,334   $ 8,054,981    $ (293,647)    $16,594,424   $17,858,803     $(1,264,379)

Gross profit............... $ 3,074,697   $ 2,773,386    $  301,311     $ 6,456,854   $ 5,824,461     $   632,393

Gross profit as a percent
of net sales..............         39.6%         34.4%          5.2%           38.9%         32.6%            6.3%

Net income................  $   792,031   $   612,622    $  179,409     $ 1,797,236   $ 1,573,292     $   223,944

Earnings per share........  $      0.11   $      0.09    $     0.02     $      0.26   $      0.22     $      0.04

Weighted average shares
outstanding...............    7,000,169     7,000,169                     7,000,169     7,000,169

      SALES REVENUE

      Net sales revenue for the second quarter and first six months of fiscal 2000 were 3.6% and 7.1% below the same periods in fiscal 1999. In the second quarter, both creosote and penta sales showed marked recoveries from the declines experienced during the first quarter of the current fiscal year. However, creosote revenues in particular remained well below the previous year's level, evidencing the continued deferral of crosstie replacement by a number of railroad companies. Management believes that sales of its wood treating chemicals will likely remain soft for the balance of this fiscal year.

      GROSS PROFIT

      Gross profit for the second quarter and for the first six months of fiscal 2000 were approximately $301 thousand and $632 thousand higher than the same periods in fiscal 1999. Higher per unit creosote and penta sales revenues coupled with lower per unit manufacturing costs of penta products were primarily responsible for these gross profit increases.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the second quarter were essentially unchanged from the prior fiscal year but increased in the first six months of this fiscal year by approximately $424 thousand as compared with that same period in fiscal 1999.

       The increase resulted in part from increased testing and research costs for creosote, and from expenses incurred in connection with pursuing the Company's plan to grow by acquiring niche chemical products. Also, the Company absorbed additional storage and distribution expenses related to creosote purchased from Rutgers VFT ("Rutgers"). Prior to November 1998 the Company acted as an agent on behalf of Rutgers, and those creosote expenses were borne by Rutgers. As of November 1, 1998, the agency arrangement was terminated and the Company began to purchase creosote from Rutgers for its own account. Under the new supply agreement, the Company bears creosote related expenses formerly absorbed by Rutgers.

       OTHER INCOME (EXPENSE)

       During fiscal 1999, the Company made principal reductions of $1.7 million on term indebtedness incurred with SouthTrust Bank of Alabama, National Association ("SouthTrust"). That reduction has had the effect of lowering interest expense for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

       During the first six months of fiscal 2000, the Company invested approximately $73 thousand in capital improvements. The principal balance of the Company's term loan with SouthTrust was approximately $3.8 million as of January 31, 2000. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $2.5 million.

YEAR 2000 ISSUES

        The Company reviewed its critical accounting and information systems for Year 2000 compliance and remedied deficiencies by upgrades to Year 2000 compliant applications and hardware. The cost of these upgrades was less than $10 thousand. The Company also sought verification from its key suppliers that they are Year 2000 compliant and received positive assurances from most of the Company's key suppliers. The Company has experienced no disruption from Year 2000 issues.

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


                        PART II -- OTHER INFORMATION


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



      The shareholders also voted to ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors of the Company for fiscal year 2000. The vote was 6,489,196 votes for the ratification, 300 votes against and 12 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

           27.1        Financial Data Schedule

     (b)   Reports on Form 8-K:

           No reports on Form 8-K were filed during the second quarter ended January 31, 2000.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



KMG Chemicals, Inc.



By:                                            Date: March __, 2000
   ------------------------------
    David L. Hatcher, President


By:                                            Date: March __, 2000
   ------------------------------
    Jack Vernie, Controller