Form 10QSB
period 2000-04-30
KMG CHEMICALS INC
filed 2000-06-09
CIK 1028215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000


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

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                            April 30,        July 31,
                                                              2000             1999
                                                          -----------      -----------
ASSETS
CURRENT ASSETS                                            $12,931,185      $11,303,765

PROPERTY, PLANT AND EQUIPMENT -
  Net of accumulated depreciation                           2,177,900        2,300,138

NOTES RECEIVABLE, Less current portion                        394,015          400,607

DEFERRED TAX ASSET                                            281,397          251,498

OTHER ASSETS                                                8,211,879        8,535,927
                                                          -----------      -----------

TOTAL                                                     $23,996,376      $22,791,935
                                                          ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                       $ 4,746,491      $ 5,406,532

LONG TERM DEBT                                              2,778,342        3,427,360
                                                          -----------      -----------

             Total liabilities                              7,524,833        8,833,892
                                                          -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    10,000,000 shares authorized,
    none issued
  Common stock, $.01 par value,
    40,000,000 shares authorized,
    7,000,169 shares issued and
    outstanding                                                70,002           70,002
  Additional paid-in capital                                1,111,381        1,063,385
  Retained earnings                                        15,290,160       12,824,656
                                                          -----------      -----------
             Total stockholders' equity                    16,471,543       13,958,043
                                                          -----------      -----------

TOTAL                                                     $23,996,376      $22,791,935
                                                          ===========      ===========


See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               Three Months Ended               Nine Months Ended
                                                   April 30,                       April 30,
                                                   ---------                       ---------
                                             2000            1999            2000            1999
                                         ------------    ------------    ------------    ------------
NET SALES                                $  8,176,294    $  9,234,191    $ 24,770,718    $ 27,092,994

COST OF SALES                               4,889,407       5,815,755      15,026,977      17,850,097
                                         ------------    ------------    ------------    ------------


    Gross Profit                            3,286,887       3,418,436       9,743,741       9,242,897

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  1,731,880       1,670,777       5,323,696       4,838,290
                                         ------------    ------------    ------------    ------------

    Operating Income                        1,555,007       1,747,659       4,420,045       4,404,607


OTHER INCOME (EXPENSE):
 Interest & Dividend Income                    67,878          45,575         208,627         145,187
 Interest Expense                             (69,015)        (88,515)       (221,385)       (305,926)
 Other                                         (5,041)        184,706         (10,416)        180,475
                                         ------------    ------------    ------------    ------------

    Total Other Income (Expense)               (6,178)        141,765         (23,174)         19,735


INCOME BEFORE INCOME TAX                    1,548,829       1,889,424       4,396,871       4,424,342

    Provision For Income Tax                 (600,555)       (717,981)     (1,651,360)     (1,679,607)
                                         ------------    ------------    ------------    ------------


NET INCOME                               $    948,274    $  1,171,443    $  2,745,511    $  2,744,735
                                         ============    ============    ============    ============

EARNINGS PER SHARE:
 Basic                                   $       0.14    $       0.17    $       0.39    $       0.39
                                         ============    ============    ============    ============
 Diluted                                 $       0.13    $       0.17    $       0.39    $       0.39
                                         ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                      7,000,169       7,000,169       7,000,169       7,000,169
                                         ============    ============    ============    ============
 Diluted                                    7,047,031       7,067,356       7,050,999       7,063,975
                                         ============    ============    ============    ============


See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                COMMON STOCK
                                                ------------          ADDITIONAL                   TOTAL
                                           SHARES         PAR          PAID-IN      RETAINED    STOCKHOLDERS'
                                           ISSUED        VALUE         CAPITAL      EARNINGS      EQUITY
                                         ---------    -----------    -----------   -----------   -----------
BALANCE AT AUGUST 1, 1998                7,000,169    $    70,002    $ 1,063,385   $ 9,142,291   $10,275,678

  Dividends                                                                            (70,002)      (70,002)

  Net income                                                                         3,752,367     3,752,367
                                         ---------    -----------    -----------   -----------   -----------

BALANCE AT JULY 31, 1999                 7,000,169    $    70,002    $ 1,063,385   $12,824,656   $13,958,043
                                         =========    ===========    ===========   ===========   ===========

  Dividends                                                                           (280,007)     (280,007)
  Warrants issued for services                                       $    47,996                      47,996
  Net income                                                                         2,745,511     2,745,511
                                         ---------    -----------    -----------   -----------   -----------

BALANCE AT APRIL 30, 2000                7,000,169    $    70,002    $ 1,111,381   $15,290,160   $16,471,543
                                         =========    ===========    ===========   ===========   ===========


See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Nine Months Ended
                                                                                  April 30,
                                                                        --------------------------
                                                                            2000           1999
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 2,745,511    $ 2,744,735
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                         799,269        778,651
      (Gain) on sale of securities                                             (829)
      Loss on the disposal of fixed assets                                                     501
      Options and warrants issued for services                               47,996
      Deferred income tax asset                                             (29,899)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                        (283,104)       (99,262)
        Accounts receivable - other                                          (2,257)        (4,227)
        Inventories                                                        (540,984)      (317,543)
        Prepaid expenses and other assets                                   (35,271)        14,799
        Accounts payable                                                   (661,293)      (779,957)
        Accrued liabilities                                                 (45,674)       219,420
        Income taxes payable                                                               171,741
                                                                                       -----------
                     Net cash provided by operating activities          $ 1,993,465    $ 2,728,858
                                                                        -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                               (127,998)      (154,763)
  Proceeds from sale of securities                                            7,752
  Proceeds from sale of fixed assets                                                           801
  Loans to third parties - short term                                                     (324,884)
  Collection of notes receivable                                             64,045          6,178
  Additions to other assets                                                (224,984)        (7,222)
                                                                        -----------    -----------
                     Net cash used in investing activities              $  (281,185)   $  (479,890)
                                                                        -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings'                                        (602,093)    (1,517,552)
  Payment of dividends                                                     (280,007)       (70,002)
                                                                        -----------    -----------
                     Net cash used in financing activities              $  (882,100)   $(1,587,554)
                                                                        -----------    -----------


NET DECREASE  IN CASH AND CASH EQUIVALENTS                                  830,180        661,414

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          4,840,963      2,207,948
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 5,671,143    $ 2,869,362
                                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $   221,385    $   305,926
  Cash paid during the period for income taxes                          $ 1,825,293    $ 1,498,585


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

         The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:


                                                    Three Months Ended                   Nine Months Ended
                                                         April 30                            April 30
                                                   2000             1999              2000              1999
                                             -----------------------------------------------------------------------
BASIC EARNINGS PER SHARE

Net Income                                   $        948,274  $     1,171,443  $      2,745,511  $       2,744,734
                                             -----------------------------------------------------------------------
Weighted Average Shares Outstanding                 7,000,169        7,000,169         7,000,169          7,000,169
                                             -----------------------------------------------------------------------
        Basic Earnings Per Share             $           0.14  $          0.17  $           0.39  $            0.39
                                             =======================================================================

DILUTED EARNINGS PER SHARE

Net Income                                   $        948,274  $     1,171,443  $      2,745,511  $       2,744,734
                                             -----------------------------------------------------------------------
Weighted Average Shares Outstanding                 7,000,169        7,000,169         7,000,169          7,000,169

Shares Issuable from Assumed Conversion
of Common Share Options                                46,862           67,187            50,830             63,806
                                             -----------------------------------------------------------------------
Weighted Average Shares Outstanding, as
Adjusted                                            7,047,031        7,067,356         7,050,999          7,063,975

                                             -----------------------------------------------------------------------
        Diluted Earnings Per Share           $           0.13  $          0.17  $           0.39  $            0.39
                                             =======================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and nine month periods ended April 30, 2000 and April 30, 1999:


                                 Three Months Ended                          Nine Months Ended
                                     April 30             Increase/               April 30              Increase/
                            ---------------------------   (Decrease)    -----------------------------   (Decrease)
                                2000          1999                          2000           1999
                            -----------------------------------------------------------------------------------------
Net sales ...............   $  8,176,294   $ 9,234,191   $ (1,057,897)   $ 24,770,718   $ 27,092,993   $ (2,322,275)

Gross profit ............   $  3,286,887   $ 3,418,436   $   (131,549)   $  9,743,741   $  9,242,897   $    500,844

Gross profit as a percent
of net sales ............          40.2%         37.0%           3.2%           39.3%          34.1%           5.2%

Net income ..............   $    948,274   $ 1,171,443   $   (223,169)   $  2,745,511   $  2,744,734   $        777

Earnings per share ......   $       0.14   $      0.17   $      (0.03)   $       0.39   $       0.39   $       0.00

Weighted average shares
outstanding .............      7,000,169     7,000,169                      7,000,169      7,000,169



         SALES REVENUE

         Net sales revenue for the third quarter and first nine months of fiscal 2000 were 11.5% and 8.6% less than the same periods in fiscal 1999. Net sales revenue declined on reduced sales volume for both the pentachlorophenol-based and creosote wood treating products sold by the Company.

         Pentachlorophenol-based product volume has fallen primarily because utility company consolidations in North America have reduced demand for utility poles, the principal wood product treated with pentachlorophenol. An additional factor, however, is that the Company's pentachlorophenol-based sapstain product has not been renewed for use in its two largest markets, Chile and Malaysia. Although the Company's pentachlorophenol sapstain will continue to be used in Europe and elsewhere, management expects that product's volume will continue to decline significantly over the next several years. Creosote sales have been adversely affected by the continued deferral of railroad crosstie replacement by major railroads. Management believes that sales of its wood treating chemicals will likely remain soft for the balance of this fiscal year and into the next fiscal year.

         GROSS PROFIT

         Gross profit for the third quarter and for the first nine months of fiscal 2000 were approximately $132 thousand lower and $501 thousand higher than the same periods in fiscal 1999. Higher per unit creosote and pentachlorophenol sales revenues coupled with lower per unit manufacturing costs of pentachlorophenol products has helped maintain gross profit in the face of declining net sales revenue. Management anticipates, however, that the Company will experience some increase in unit manufacturing costs which will place additional pressure on gross profit margin in the coming fiscal year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter and for the first nine months of fiscal 2000 were approximately $61 thousand and $485 thousand higher than the same periods of the prior fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2000, the Company invested approximately $128 thousand in capital improvements. The principal balance of the Company's term loan with SouthTrust was approximately $3.6 million as of April 30, 2000. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $2.5 million.

YEAR 2000 ISSUES

         The Company reviewed its critical accounting and information systems for Year 2000 compliance and remedied deficiencies by upgrades to Year 2000 compliant applications and hardware. The cost of these upgrades was less than $10 thousand. The Company also sought verification from its key suppliers that they were Year 2000 compliant and received positive assurances from most of the Company's key suppliers. The Company has experienced no disruption from Year 2000 issues.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

           27.1             Financial Data Schedule

     (b)   Reports on Form 8-K:

           No reports on Form 8-K were filed during the third quarter ended April 30, 2000.

                             SIGNATURES


         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




KMG Chemicals, Inc.





By:  /s/ David L. Hatcher                             Date: June 9, 2000
   ---------------------------------
     David L. Hatcher, President




By:   /s/ Jack Vernie                                 Date: June 9, 2000
    --------------------------------
      Jack Vernie, Controller