Form 10KSB
period 2000-07-31
KMG CHEMICALS INC
filed 2000-10-25
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the fiscal year ended July 31, 2000

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

          Title of Each Class         Name of each Exchange on which Registered
                None                                      None
---------------------------------   --------------------------------------------

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

Issuer's revenues for its most recent fiscal year:   $33,754,285

The aggregate market value of the voting stock held by non-affiliates computed by reference to sales of such stock as of September 29, 2000 was $2,495,000.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the 2000 annual meeting of shareholders is incorporated by reference in Part III of this report.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date were: 7,000,169 shares of Common Stock

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         GENERAL

         KMG Chemicals, Inc., a Texas corporation (the "Company"), was incorporated in the State of Texas in 1992 under the name Water Point Manufacturing, Inc. In connection with the acquisition in 1996 of KMG-Bernuth, Inc., a Delaware corporation ("KMG"), the Company changed its name to KMG-B, Inc. In 1997 the Company changed its name to KMG Chemicals, Inc. The Company's principal executive office is located at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 and its telephone number is (713) 988-9252.

         ACQUISITION OF KMG-BERNUTH, INC.

         In October 1996, the Company acquired all of the issued and outstanding stock of KMG in exchange for 6,510,000 shares of the common stock, par value $.01 per share ("Common Stock"), of the Company. After giving effect to a 1 for 1.5 reverse split of Common Stock outstanding immediately prior to the acquisition of KMG, the former stockholders of KMG became owners of approximately 93% of the issued and outstanding shares of Common Stock. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

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

         The Company acquired a penta manufacturing and distribution business in 1988 from an affiliated company that had been engaged in the penta business since the early 1970's. The Company made several acquisitions after 1988 to expand its wood preserving product lines and distribution network. It acquired a creosote distribution business in early 1991 and a sodium penta distribution business late that same year. In 1998, the Company acquired from AlliedSignal, Inc. ("AlliedSignal") certain assets pertaining to the sale of creosote and entered into a long-term creosote supply contract with that firm. In 1999 Reilly Industries, Inc. ("Reilly") acquired AlliedSignal's carbon products business, including its creosote production and the creosote supply contract with the Company. After the end of fiscal 2000, a subsidiary of the Company acquired an herbicide product line from an affiliate of Zeneca Ag Products, Inc. ("Zeneca"). See "-New Developments."

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

         NEW DEVELOPMENTS

         The Company acquired an herbicides product line from Zeneca, monosodium and disodium methanearsonic acid herbicides ("MSMA products"), on October 3, 2000 for $2.3 million plus the payment of an earnout on adjusted net sales of the herbicides over five years. The acquisition was financed out of Company working capital. MSMA products are sold under the name Bueno(R) 6 and used in the United States and elsewhere in the world primarily as a cotton crop herbicide. For several years, however, cotton farmers in the United States have been planting genetically modified cotton seed that is resistant to the herbicide Roundup(R) and other glyphosate herbicides. As farmers converted to that seed and to glyphosate, MSMA products became niche products used primarily by farmers who are sensitive to the higher cost of the genetically modified seed program. The Company believes that its sales of MSMA products in fiscal 2001 will be approximately $5-7 million.

         The Company's acquisition of the MSMA product line included the purchase of pesticide registrations, product trademarks and the manufacturing equipment necessary to make MSMA products. For the balance of calendar 2000, a Zeneca affiliate will continue to manufacture MSMA products for the Company in order to build the inventory that will be needed by customers in the 2001 growing season. The Company intends to begin moving the purchased manufacturing equipment to its facility in Matamoros, Mexico in January 2000, to reassemble it and restart production late in calendar 2001.

         MSMA products are sold in the United States by the Company and Drexel Chemical Company, Luxembourg-Pamol, Inc. and Albaugh, Inc., primarily in the southern cotton-growing states and in California. Those same companies also sell MSMA products in other countries. The Company will be dependent in its production of MSMA products on outside suppliers for its raw material requirements. The Company does not intend to enter into long term supply contracts with those suppliers. MSMA products are subject to extensive federal, state and local laws and regulations, including environmental laws and regulations that require the Company to research and test the chemistry and toxicology of MSMA products. The Company has joined an industry group that is conducting that testing. See "-Environmental and Safety Matters-Licenses, Permits and Product Registrations."

         WOOD PRESERVATIVES OVERVIEW

         The Company produces and sells several wood preservative products that prolong the useful life of treated wood by protecting the wood from mold, mildew, fungus and insects. The three primary chemicals used by the United States wood preserving industry are penta, creosote and chromated copper arsenate ("CCA"). Penta is used primarily to treat electric and telephone utility poles while creosote is used for railroad cross-ties, bridge timbers and utility poles. CCA is used for utility poles and lumber. The Company believes that wood preserving chemicals are used to treat approximately 600 million cubic feet of wood each year in the United States and that 6% of that wood is treated with penta, 15% with creosote and 80% with CCA. CCA is used more widely than penta and creosote principally because CCA-treated lumber has a dry, non-oily appearance that makes it more suitable for the fences, decks and the other home applications that comprise the largest part of the treated wood market. The Company currently supplies the United States wood treating industry with penta and creosote but not with CCA. The Company also supplies sodium penta, a wood preserving product used primarily to treat freshly-cut lumber, to customers outside the United States. See "-Competition."

         PRODUCTS AND SERVICES

         PENTACHLOROPHENOL AND SODIUM PENTACHLOROPHENATE. Penta is formed through the reaction of phenol with chlorine. The Company manufactures penta in Matamoros, Mexico through KMG's subsidiary, KMG de Mexico, S.A. de C.V. ("KMEX."), formerly known as Productos de Preservacion, S.A. de C.V., a Mexican maquiladora corporation that began operations in 1986. The Company arranges for the required phenol and chlorine to be supplied to KMEX, which in turn sells the penta it produces to the Company for sale and distribution to the Company's customers. As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold to distributors for use in the steel and oil well service industries in the United States and Mexico.

         The Matamoros facility produces both solid penta blocks and penta flakes. Those penta products are sold by the Company to its customers or made into a liquid solution of penta concentrate at the Matamoros facility or at the Company's blending and distribution facility in Tuscaloosa, Alabama. The penta blocks, flakes and solutions are sold to the Company's customers in the United States, primarily in Washington, Oregon, Oklahoma, Missouri, Arkansas, Mississippi, Alabama and Georgia. In addition, a portion of the flaked penta is reacted with caustic soda to produce sodium penta. The Company sells the sodium penta, which is not registered for use in the United States, to customers primarily in France, Spain, Portugal, England, Peru, Ecuador, Venezuela and Brazil.

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

         The Company's creosote supply contract with Rutgers has an initial term ending December 31, 2001 and is then renewable annually. The Company must purchase an agreed minimum volume in each calendar year. The purchase price for creosote is fixed for calendar year 2000 and is subject to escalation thereafter during the term.

         CUSTOMERS

         The Company sells its wood preservative products to approximately 80 customers. One customer, Kerr McGee Chemical Corp., accounted for approximately 12% of the Company's revenues in fiscal 2000 and 15% in fiscal 1999. No other customer accounted for 10% or more in either fiscal year.

         MARKETING

         The Company markets its wood preservatives in the United States through four employees and one independent commissioned sales agent. Outside the United States, the Company sells its penta and sodium penta directly and through sales agency contracts to local lumber producers or to chemical companies for those producers in over 20 countries.

         COMPETITION

         The Company is one of only two companies producing penta for sale in the United States. The Company believes that it currently supplies almost half of the penta sold in the United States. The other penta producer in the United States is Vulcan Chemicals, Inc. It is headquartered in Birmingham, Alabama and produces penta at its facility in Wichita, Kansas. The Company believes that Vulcan Chemicals, Inc. has larger sales volumes and greater financial and other resources than the Company. The Company competes internationally with suppliers from Mexico, China and India.

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

         EMPLOYEES

         As of the end of fiscal 2000, the Company had a total of 70 full-time employees and one temporary employee. Ten of the Company's employees worked at the Company's corporate offices in Houston, Texas, 51 at the Matamoros facility, eight at the Tuscaloosa facility and one worked in Louisiana. None of the employees in the United States are represented by a labor union but 29 of KMEX's employees in Mexico are represented under a labor contract. The Company believes that it has good relations with its employees.

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

         LICENSES, PERMITS AND PRODUCT REGISTRATIONS. Certain licenses, permits and product registrations are required for the Company's products and operations in the United States, Mexico and other countries in which the Company does business. Such licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers of pesticides such as penta and creosote are required to obtain a registration for their products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") from the EPA in order to sell those products in the United States. Compliance with the registration system under FIFRA has had and will in the future have a material effect on the Company's business, financial condition and results of operations. The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under an agreement reached with the other industry participant, the Company shares research and testing costs pertaining to penta based on its relative market share. Since the beginning of fiscal 1999 when it first acquired certain creosote labels, the Company has participated as a member in a similar industry group funding a creosote research and testing program. The Company incurred expenses of approximately $756 thousand and $721 thousand in connection with the FIFRA research and testing program in fiscal 2000 and fiscal 1999, respectively.

ITEM 2.  DESCRIPTION OF PROPERTY

         Set forth below is information with respect to certain of the Company's properties.

                                                                                                      LEASE
                                                            APPROXIMATE            OWNED/           EXPIRATION
LOCATION                           PRIMARY USE                 SIZE                LEASED              DATE
--------                           ------------------  -----------------      ----------------         ----
Houston, Texas                     Corporate Office      5,000 square feet         Leased            March 31,
                                                                                                       2001

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 2000 to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock is traded under the trading symbol "KMGB" on The Nasdaq SmallCap Market. The approximate high and low bid quotations in fiscal 2000 and 1999 were as follows:

          Period:                                                       High                Low
                                                                        ----                ---
          First quarter fiscal 1999                                       7.00               4.13

          Second quarter fiscal 1999                                      7.75               6.00

          Third quarter fiscal 1999                                       7.00               5.25

          Fourth quarter fiscal 1999                                      6.38               5.00

          First quarter fiscal 2000                                       6.75               4.50

          Second quarter fiscal 2000                                      6.31               4.00

          Third quarter fiscal 2000                                       6.25               4.00

          Fourth quarter fiscal 2000                                      5.75               4.50

These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The quotations are based on information reported by the National Association of Securities Dealers, Inc.

         As of September 29, 2000, there were 7,000,169 shares of Common Stock issued and outstanding held by 594 shareholders of record and 355 round lot holders.

         KMG declared and paid dividends in fiscal 2000 and 1999 as follows:

        Date declared:                        Date paid:                       Amount ($):       Per Share ($)
               February 2000                  March 2000                          140,003            .02

                August 1999                 September 1999                        140,003            .02

               February 1999                  March 1999                           70,002            .01

                 July 1998                   August 1998                          140,003            .02

Additionally, the Company declared and paid dividends of $140,003 in August 2000 and September 2000, respectively. The Company anticipates that future earnings will be retained to finance the continuing development of its business. The Company does not anticipate paying substantial dividends on the Common Stock in the foreseeable future.

         In fiscal 2000 the Company granted a warrant to purchase 25,000 shares of Common Stock at $5.50 per share to the assignee of Gilman Financial Corporation. The warrant expires March 6, 2009 and was issued as compensation for that company's acquisition consulting services. In fiscal 1999 the Company also granted a warrant to acquire 25,000 shares of Common Stock to JP Turner & Company, L.L.C. for consulting services pertaining to acquisition and financing transactions and to investor relations. The warrant is exercisable at a price of $5.50 per share of Common Stock through March 17, 2003. The warrants to Gilman Consulting and to JP Turner & Company, L.L.C. were issued by the Company in private transactions without registration in reliance upon the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the years ended July 31, 2000 and 1999:


                                                             Years Ended July 31,
                                                 ==============================================        Increase/
                                                             2000                   1999              (Decrease)
                                                 ==================================================================
Net sales                                                   $33,754,285            $36,388,799         ($2,634,514)

Gross profit                                                 13,221,357             12,821,876              399,481

Gross profit as percent of Net Sales                              39.2%                  35.2%                 4.0%

Selling, general and administrative expense                   7,070,806              6,765,537              305,269

Operating income                                              6,150,551              6,056,339               94,212

Other income (expense), net                                      19,375                (4,134)               23,509

Income before taxes                                           6,169,926              6,052,205              117,721

Provision for income taxes                                  (2,325,121)            (2,299,838)             (25,283)

Net income                                                   $3,884,805             $3,752,367             $132,438

         SALES REVENUE

         Net sales revenue for fiscal 2000 was 7.2% less than in fiscal 1999. Net sales revenue declined on reduced sales volume for both the penta-based and creosote wood treating products sold by the Company.

         Penta product volume fell because utility company consolidations in North America reduced demand for utility poles, the principal wood product treated with penta, and because diesel oil prices remained at historically high levels. Diesel oil is used to dissolve penta into a penta-based wood treating solution and while diesel prices are high, penta solutions suffer some competitive disadvantage as compared with CCA, a water dissolved wood preservative. An additional factor, however, was that the Company's penta-based sapstain product was not renewed for use in its two largest markets, Chile and Malaysia. Although the Company's sapstain continues to be used in Europe and elsewhere, management expects that product's volume will decline significantly over the next several years. Creosote sales were adversely affected by the continued deferral of railroad crosstie replacement by major railroads. Management believes that sales of its wood treating chemicals will likely remain soft during fiscal 2001.

         GROSS PROFIT

         Gross profit for fiscal 2000 was approximately $399 thousand higher than in fiscal 1999. Higher per unit creosote and pentachlorophenol sales revenues coupled with lower per unit manufacturing costs of pentachlorophenol products helped maintain gross profit in the face of declining net sales revenue. Management anticipates, however, that the Company will experience some increase in unit manufacturing costs which will place additional pressure on gross profit margin in fiscal 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for fiscal 2000 were approximately $305 thousand higher than the prior fiscal year. The increase resulted in part from increased testing and research costs for creosote, and from expenses incurred in connection with pursuing the Company's plan to grow by acquiring niche chemical products. See, "-New Developments." Also, the Company absorbed additional storage and distribution expenses related to creosote purchased from Rutgers. Prior to November 1998 the Company acted as an agent on behalf of Rutgers, and those creosote expenses were borne by Rutgers. In November 1998 the agency arrangement was terminated and the Company began to purchase creosote from Rutgers for its own account. Under the new supply agreement, the Company bears creosote related expenses formerly absorbed by Rutgers.

         According to FIFRA, the environmental statute under which penta and creosote are registered for sale in the United States, the Company is obligated to provide the EPA with test data concerning their chemistry and toxicology. The Company expensed approximately $756 thousand for penta and creosote testing costs in fiscal 2000 and approximately $721 thousand for that testing in fiscal 1999. See "-Liquidity and Capital Resources."

         OTHER INCOME (EXPENSE)

         During fiscal 2000, the Company made principal reductions of $810 thousand on its term indebtedness and that reduction had the effect of lowering interest expense for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of fiscal 2000, the Company had cash and cash equivalents of approximately $7.8 million as compared with approximately $4.8 million at the end of fiscal 1999. Net cash provided by operations during fiscal 2000 was approximately $4.5 million as compared with approximately $5.0 million for fiscal 1999.

         The Company's sources of capital have traditionally been externally generated or from commercial borrowings. The Company's cash needs are primarily for principal payments on borrowings and capital expenditures for maintenance of its property, plant and equipment. The Company believes that its cash flows from operations and available borrowing under its Revolving Credit Facility (hereinafter defined) will be sufficient to fund its anticipated cash requirements in fiscal 2001. In the event that those sources are not sufficient to fund the Company's expenditures, the Company would be required to seek additional debt or equity financing from commercial lenders, institutional investors or individual investors. There can be no assurance that such financing will be available on acceptable terms.

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

         The Company's wholly-owned subsidiary, KMG, has a working capital line of credit under a Revolving Loan Agreement (as amended from time to time, the "Revolving Credit Facility") with SouthTrust Bank of Alabama, National Association ("SouthTrust"). Under the Revolving Credit Facility, the Company may borrow up to the lesser of $2.5 million or a borrowing base (as defined therein). The Revolving Credit Facility contains various representations and warranties and affirmative and negative covenants applicable to KMG, including a limitation that equity investments or loans by KMG not exceed $250 thousand and a requirement to obtain the lender's consent prior to replacing the President and chairman of the board of directors of KMG, David L. Hatcher, or any merger, reorganization or recapitalization of KMG. In addition, the Revolving Credit Facility requires KMG to maintain (i) a tangible net worth (as defined therein) of not less than $5.0 million, (ii) a fixed charge coverage ratio of at least 1.25 to 1.0, and (iii) a ratio of liabilities to tangible net worth of not more than 2.0 to 1.0 beginning at the end of fiscal 2000. The Company has had almost no borrowing against its Revolving Credit Facility since inception. As of September 30, 2000 the Company's borrowing base under the Revolving Credit Facility was $2.5 million but the Company had no outstanding borrowing on that facility.

         In fiscal 1998 the Company entered into a long-term creosote supply agreement with AlliedSignal and purchased certain creosote registrations from it. The transaction was financed out of working capital and the proceeds of a $6 million term loan to KMG by SouthTrust. The term loan bears interest at a fixed rate of 7.32%. It is being amortized over seven years in equal monthly installments that total approximately $1 million per year. In fiscal 1999 the Company prepaid an additional $1 million of principal on the term loan. As of September 30, 2000, the principal balance outstanding under the term loan was $3.4 million.

         The Company's capital expenditures and operating expenses for environmental matters, excluding FIFRA testing and data submission costs, were approximately $281 thousand in fiscal 2000 and $300 thousand in fiscal 1999. The Company estimates that its capital expenditures and operating expenses for environmental matters other than FIFRA will be approximately $347 thousand in fiscal 2001. The Company expensed approximately $756 thousand for penta and creosote testing costs under FIFRA in fiscal 2000 and approximately $721 thousand for penta testing in fiscal 1999. Management believes that total FIFRA testing costs for penta and creosote will be approximately $720 thousand in fiscal 2001. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While the Company does not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

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

ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivatives, changes in fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. In June 1999, FASB deferred SFAS for one year when it issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities S Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 will be effective for the Company beginning with the first quarter of fiscal 2001.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
         Independent Auditors' Report                                                                           15
         Consolidated Balance Sheets as of July 31, 2000
                  and 1999                                                                                      16
         Consolidated Statements of Income for the Years Ended
                  July 31, 2000 and 1999                                                                        17
         Consolidated Statements of Stockholders' Equity
                  for the Years Ended July 31, 2000
                  and 1999                                                                                      18
         Consolidated Statements of Cash Flows for the
                  Years Ended July 31, 2000 and 1999                                                            19
         Notes to Consolidated Financial Statements                                                          20-30

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
    KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the "Company") as of July 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Houston, Texas

September 27, 2000, except for the
    first paragraph of Note 13, as to
    which the date is October 3, 2000,
    and the second paragraph of Note 13,
    as to which the date is October 18, 2000.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                                 2000           1999

CURRENT ASSETS:
   Cash and cash equivalents                                                       $  7,830,843  $  4,847,886
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of $120,000 in 2000 and 1999      3,166,625     3,258,384
      Other                                                                              73,576        63,549
   Notes receivable from related parties - current portion                              724,767       381,103
   Inventories                                                                        2,842,724     2,544,613
   Prepaid expenses and other current assets                                            187,966       228,168
                                                                                   ------------  ------------

                Total current assets                                                 14,826,501    11,323,703

PROPERTY, PLANT, AND EQUIPMENT - Net of accumulated depreciation                      2,189,958     2,300,138

NOTES RECEIVABLE FROM RELATED PARTIES - Less current portion                            116,781       551,569

DEFERRED TAX ASSET                                                                      289,684       251,498

OTHER ASSETS                                                                          7,889,455     8,365,027
                                                                                   ------------  ------------

TOTAL                                                                              $ 25,312,379  $ 22,791,935
                                                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $  3,121,500  $  3,620,999
   Accrued liabilities                                                                1,174,621       975,723
   Current portion of long-term debt                                                    872,881       809,810
                                                                                   ------------  ------------

                Total current liabilities                                             5,169,002     5,406,532

LONG-TERM DEBT                                                                        2,554,414     3,427,360
                                                                                   ------------  ------------

                Total liabilities                                                     7,723,416     8,833,892
                                                                                   ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
   Common stock, $.01 par value; 40,000,000 shares authorized, 7,000,169 shares
      issued and outstanding in 2000 and 1999                                            70,002        70,002
   Additional paid-in capital                                                         1,129,507     1,063,385
   Retained earnings                                                                 16,389,454    12,824,656
                                                                                   ------------  ------------

                Total stockholders' equity                                           17,588,963    13,958,043
                                                                                   ------------  ------------

TOTAL                                                                              $ 25,312,379  $ 22,791,935
                                                                                   ============  ============

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2000            1999
NET SALES                                           $ 33,754,285    $ 36,388,799

COST OF SALES                                         20,532,928      23,566,923
                                                    ------------    ------------

                Gross profit                          13,221,357      12,821,876

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES          7,070,806       6,765,537
                                                    ------------    ------------

                Operating income                       6,150,551       6,056,339

OTHER INCOME (EXPENSE):
   Interest income                                       322,351         203,796
   Interest expense                                     (288,095)       (387,599)
   Other, net                                            (14,881)        179,669
                                                    ------------    ------------

                Total other income (expense), net         19,375          (4,134)
                                                    ------------    ------------

INCOME BEFORE INCOME TAXES                             6,169,926       6,052,205

PROVISION FOR INCOME TAXES                             2,325,121       2,299,838
                                                    ------------    ------------

NET INCOME                                          $  3,844,805    $  3,752,367
                                                    ============    ============

EARNINGS PER COMMON SHARE:
   Basic                                            $       0.55    $       0.54
                                                    ============    ============

   Diluted                                          $       0.55    $       0.53
                                                    ============    ============

WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                               7,000,169       7,000,169
                                                    ============    ============

   Diluted                                             7,051,292       7,063,271
                                                    ============    ============

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                    COMMON STOCK
                                             -----------------------------     ADDITIONAL                       TOTAL
                                                 SHARES           PAR           PAID-IN        RETAINED     STOCKHOLDERS'
                                                 ISSUED          VALUE          CAPITAL        EARNINGS        EQUITY
BALANCE, AUGUST 1, 1998                          7,000,169    $     70,002    $  1,063,385   $  9,142,291   $ 10,275,678

   Dividends                                                                                      (70,002)        (70,002)

   Net income                                                                                   3,752,367       3,752,367
                                               ------------   ------------    -------------  -------------   --------------

BALANCE, JULY 31, 1999                           7,000,169          70,002       1,063,385     12,824,656     13,958,043

   Warrants issued in exchange for services                                         66,122                        66,122

   Dividends                                                                                     (280,007)      (280,007)

   Net income                                                                                   3,844,805      3,844,805
                                               ------------   ------------    -------------  -------------   --------------

BALANCE, JULY 31, 2000                           7,000,169    $     70,002    $  1,129,507   $ 16,389,454   $ 17,588,963
                                              ============    ============    ============   ============   ============

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $  3,844,805    $  3,752,367
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       1,065,760       1,042,399
      Gain on sale of securities                                                               (829)
      (Gain) loss on sale or abandonment of equipment                                        (7,271)            501
      Warrants issued in exchange for services                                               66,122
      Forgiveness of notes receivable from related parties                                   71,288
      Deferred income tax benefit                                                           (38,186)       (113,954)
      Changes in operating assets and liabilities:
         Accounts receivable - trade                                                         91,759         312,124
         Accounts receivable - other                                                        (10,027)         14,216
         Inventories                                                                       (298,111)       (793,267)
         Prepaid expenses and other current assets                                           40,202         (75,786)
         Accounts payable                                                                  (499,499)        278,729
         Accrued liabilities                                                                198,898         582,216
                                                                                       ------------    ------------

                Net cash provided by operating activities                                 4,524,911       4,999,545
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                             (231,551)       (228,871)
   Proceeds from sale of securities                                                           7,752
   Proceeds from sale of equipment                                                            8,500             801
   Loans to related parties                                                                                (324,854)
   Collection of notes receivable                                                            19,836           8,305
   Additions to other assets                                                               (286,452)         (8,564)
   Collection of other assets                                                                29,843         113,954
                                                                                       ------------    ------------

                Net cash used in investing activities                                      (452,072)       (439,229)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                                                    (280,007)       (210,006)
   Principal payments on borrowings                                                        (809,875)     (1,710,372)
                                                                                       ------------    ------------

                Net cash (used in) provided by financing activities                      (1,089,882)     (1,920,378)
                                                                                       ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,982,957       2,639,938

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              4,847,886       2,207,948
                                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $  7,830,843    $  4,847,886
                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION -
   Cash paid during the year for:
   Interest                                                                            $    288,095    $    387,599
                                                                                       ============    ============

   Income taxes                                                                        $  2,334,730    $  2,298,187
                                                                                       ============    ============

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

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

      The historical financial information of the Company reflects the historical results of KMG-Bernuth ("KMG") and KMEX as a result of a reverse merger of KMG with KMG-B, Inc. ("KMG-B") in October 1996. KMG-B was incorporated in the state of Texas in 1992 under the name Water Point Manufacturing, Inc. ("Water Point"). Water Point adopted "fresh-start" accounting as of October 23, 1996 and subsequently changed its name to KMG-B. On October 15, 1996, pursuant to a stock exchange agreement dated September 13, 1996, KMG-B issued 6,510,000 shares of common stock (approximately 93 percent of its issued and outstanding common stock) in exchange for all of the issued and outstanding shares of common stock of KMG. KMG-B also issued 352,474 shares of common stock to other shareholders as payment for certain services for KMG-B in connection with the stock exchange agreement and in conjunction with other services. During 1998, the Company changed its name to KMG Chemicals, Inc.

      The Company's significant accounting policies are as follows:

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of KMG Chemicals, KMG-Bernuth, and KMEX. All significant intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      CASH AND CASH EQUIVALENTS - The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.

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

      STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25.

      INTANGIBLE ASSETS - For financial statement purposes, intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets (see Note 6).

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The notes receivable, including the current portion, are of a related-party nature, and it is not practicable to estimate their fair value. The fair value of the Company's debt at July 31, 2000 and 1999 was estimated to be the same as its carrying value since the debt obligations bears interest at a rate consistent with current market rates.

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

      RECLASSIFICATIONS - Certain financial statement amounts in 1999 have been reclassified to conform to the 2000 presentation.

2.    INVENTORIES

      Inventories are summarized as follows at July 31:

                                                                                   2000               1999

Chemical raw materials and supplies                                              $  344,582        $  317,264
Finished chemical products                                                        2,498,142         2,227,349
                                                                                 ----------        ----------

Total                                                                            $2,842,724        $2,544,613
                                                                                 ==========        ==========

3.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31:

                                                                                    2000            1999
Land                                                                            $    302,527    $    302,527
Buildings                                                                          1,163,607       1,103,061
Equipment                                                                          2,750,992       2,738,846
Leasehold improvements                                                                38,425          21,502
Construction-in-progress                                                             107,612          46,534
                                                                                ------------    ------------

                                                                                   4,363,163       4,212,470

Less accumulated depreciation and amortization                                    (2,173,205)     (1,912,332)
                                                                                ------------    ------------

Total                                                                           $  2,189,958    $  2,300,138
                                                                                ============    ============

      Depreciation is principally computed using a straight-line method over the estimated useful lives of the assets. Depreciation expense was $333,712 and $310,344 in 2000 and 1999, respectively. The estimated useful lives of classes of assets are as follows:

                  ASSET DESCRIPTION                                    LIFE (YEARS)
                  Building                                             10 to 30
                  Equipment                                            3 to 10
                  Leasehold improvements                               5 to 8

4.    FOREIGN CURRENCY REMEASUREMENT

      Monetary assets and liabilities and income items for KMEX are remeasured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are remeasured at historical rates. Expense items for KMEX are remeasured at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency remeasurement for KMEX are included in operations. Foreign currency remeasurement resulted in an aggregate exchange loss of $1,901 in 2000 and an aggregate exchange gain of $15,416 in 1999.

5.    INCOME TAXES

      The geographical sources of income before income taxes for the two years ended July 31, 2000 and 1999 were as follows:

                                                                  2000              1999
             United States                                     $5,883,560        $5,661,546
             Foreign                                              286,366           390,659
                                                             ------------      ------------

             Income before income taxes                        $6,169,926        $6,052,205
                                                             ============      ============

      The provision for income taxes consisted of the following:

                                                                  2000              1999
             Current federal provision                         $2,050,567        $2,076,502
             Current foreign provision                            114,546           144,544
             Current state provision                              198,194           192,746
             Deferred income tax benefit                          (38,186)         (113,954)
                                                               ----------        ----------

             Total                                             $2,325,121        $2,299,838
                                                               ==========        ==========

      Deferred income taxes are provided on all temporary differences between financial and taxable income. Significant components of the Company's deferred tax assets and liabilities as of July 31, 2000 and 1999 are as follows:

                                                                                     2000            1999
           Deferred tax assets (liabilities):
              Inventory                                                                $ 19,944        $ 19,944
              Bad debt expense                                                           44,400          72,150
              Difference in depreciable basis of property                               127,242         118,929
              Difference in amortization basis of intangibles                            98,098          40,475
                                                                                       --------        --------

           Total                                                                       $289,684        $251,498
                                                                                       ========        ========

      The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal and Mexican income tax rate to earnings before income taxes for the year ended July 31:

                                                                                      2000             1999
           Provision for income taxes at the statutory rate                        $2,003,210        $1,997,436
           State income taxes                                                         207,365           157,858
           Other                                                                      114,546           144,544
                                                                                   ----------        ----------

           Total                                                                   $2,325,121        $2,299,838
                                                                                   ==========        ==========

6.    OTHER ASSETS

      Other assets consisted of the following at July 31:

                                                                                      2000              1999
           Intangible assets, net of accumulated amortization of $625,000
              in 2000 and $325,000 in 1999                                         $3,875,000        $4,175,000
           Creosote supply contract, net of accumulated amortization of
              $833,335 in 2000 and $433,335 in 1999                                 3,166,665         3,566,665
           Advances for premiums on employee-owned life insurance
              policies (see Note 9)                                                   412,217           373,191
           Licensing agreement, net of accumulated amortization of
              $154,881 in 2000 and $132,024 in 1999                                   165,119           187,976

           Other                                                                      270,454            62,195
                                                                                   ----------        ----------

           Total                                                                   $7,889,455        $8,365,027
                                                                                   ==========        ==========

      On June 30, 1998, the Company entered into a long-term supply contract to purchase creosote (a wood-treating chemical) from Allied Signal, Inc. ("Allied"). At the same time, the Company purchased certain intangible assets from Allied pertaining to creosote sales and distribution. The Company paid Allied $4,000,000 and $4,500,000 for entering into the supply contract and for the intangible assets, respectively. The supply contract is being amortized on a straight-line basis over a 10-year term, which is the initial term of the contract. The intangible assets, including Allied's creosote customer list, one customer contract, certain rail car leases, and Allied's rights in creosote product registrations, are being amortized on a straight-line basis over a 15-year term which approximates the life of the assets purchased.

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

7.    LONG-TERM DEBT

      Effective August 1, 1996, the Company entered into a revolving line-of-credit agreement with a bank that provides for borrowings of up to $2,500,000. The borrowing base under this agreement is limited by a formula defined in the agreement based on the amount of receivables and inventory. Interest payments will be due monthly. The line of credit is subject to a one-fourth percent unused line fee and is secured by the Company's receivables, inventory, and general intangibles. The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum net worth requirements. No borrowings were outstanding under this agreement at July 31, 2000 or 1999. The termination date of this loan agreement is January 31, 2003.

      On June 26, 1998, the Company entered into a term loan with an original maturity date of July 1, 2005 for $6,000,000 with a bank. Starting August 1, 1998, the Company began making monthly principal and interest payments of $91,498. This term loan is secured by the Company's receivables, inventory, and general intangibles. The interest rate of the term loan is fixed at 7.32 percent per annum. At July 31, 2000, the Company was in compliance with its various debt covenants which, among other things, has restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum and ratio requirements on tangible net worth. During 1999, prepayments of $1,000,000 on the term loan note were made by the Company; no such prepayments were made during 2000.

      The term loan note at July 31, 2000 matures as follows:

       YEAR ENDING
        JULY 31,
          2001                                $  872,881
          2002                                   942,225
          2003                                 1,013,776
          2004                                   598,413
                                              ----------

          Total                               $3,427,295
                                              ==========

8.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company has noncancelable operating leases for its office and warehouse facilities and certain transportation equipment. At July 31, 2000, the Company was obligated under these leases for the following future minimum lease commitments:

                       2001                     $225,779
                       2002                      164,544
                       2003                       97,194
                                                --------

                       Total                    $487,517
                                                ========

      Rent expense relating to the operating leases was $346,138 and $317,361 in 2000 and 1999, respectively.

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

      In August 1988, the U.S. Environmental Protection Agency ("EPA") issued a comprehensive data call-in notice for test data on all products covered under the Federal Insecticide, Fungicide, and Rodenticide Act. This notice required product registrants, including the Company, to perform an extensive series of controlled tests and to provide the EPA with the results of those tests.

      To meet the EPA requirements and to mitigate the cost of doing so, the Company joined with another pentachlorophenol manufacturer in the creation of a "penta data task force" in July 1989. To date, this task force has performed the bulk of the EPA-mandated tests. The data from these tests are consistent with historical pentachlorophenol test results and, as such, will not, in management's opinion, hinder the re-registration of pentachlorophenol products. In addition, since June 1998 when the Company acquired certain creosote labels, the Company has participated as a member in a similar industry group funding a creosote research and testing program. Costs incurred by the Company of approximately $756,000 and $721,000 in fiscal years 2000 and 1999, respectively, are included in general and administrative expenses.

      During 1997, the mandate of the penta data task force changed to include possible compliance testing required by foreign governments. Since these governments have the authority to amend testing protocols and/or to mandate additional tests, future costs to the Company are difficult to quantify. However, management estimates that these future costs will be approximately $720,000 per year and intends to expense these costs as incurred.

      LAWSUITS - The Company is involved in various claims and lawsuits in the normal course of business. Management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial position or results of operations.

9.    RELATED-PARTY TRANSACTIONS

      During 1991, the Company entered into "split-dollar insurance" arrangements with two officers/stockholders. Under these agreements, the Company advances funds for insurance premiums and records these advances as a noncurrent asset. The Company has a security interest in the insurance policies to the extent of the advances made. The security is to be satisfied either from death benefit proceeds or, in the event of termination of the agreement(s), by reimbursement from the officer(s)/stockholder(s). During fiscal 1998, the agreement with one such officer was terminated and converted to a noninterest-bearing promissory note, which is being forgiven by the Company over a five-year period beginning January 1, 2000 (see Note 6); such forgiveness was $71,288 in 2000.

      The Company advanced funds to an officer under unsecured promissory notes dated May 15, 1998 and July 15, 1994. The 1998 note is due in annual installments of $28,571, plus interest at 8 percent, with installment starting May 15, 2001. The 1994 note is due in semimonthly installments of $1,000, including interest at 6.5 percent. The amount outstanding under these notes was $428,057 and $436,918 at July 31, 2000 and 1999, respectively.

      In August 1998, the Company purchased a $200,000 participation in a loan by Sterling Bank to National Health Capital, Ltd. ("NHC"), a limited partnership engaged in purchasing medical receivables. In November 1998, the Company made an additional loan of $200,000 to NHC. At the time of these transactions, directors of the Company were directors of the general partner of NHC, limited partners in NHC, and one director was president of NHC. NHC ceased operations in 1999 and is now in the process of recovering on its assets and winding up its business. Both loans were modified and renewed as of October 1999. The participation loan bears no interest and is due August 20, 2000. The second loan bears no interest and is due on September 30, 2000. At the end of fiscal 2000, the aggregate outstanding balance on the two loans was $262,530 (see Note 13). The participation loan has been partially personally guaranteed by a director of the Company. Both the participation and the additional loan have been personally guaranteed by the Company's President.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The participants may contribute from 3 percent to 15 percent of their compensation, and the Company makes matching contributions under this plan equal to 3 percent of the participant's compensation. Company contributions to the plan totaled approximately $40,000 and $46,000 in 2000 and 1999, respectively.

11.   SIGNIFICANT CUSTOMERS

      The Company had one significant customer in 2000 and 1999 whose sales as a percentage of total sales were 12 percent and 15 percent, respectively.

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

      In 1999 the Company granted an option to acquire 40,000 shares of common stock in consideration for investor relations consulting services. These options would have vested if before January 1, 2000 the average closing price of the Company's common stock equaled or exceeded $9.00 per share for ten consecutive days, however, the options failed to vest and expired unexercised. Also in 1999 the Company granted warrants to acquire 25,000 shares of common stock to JP Turner & Company L.L.P. for consulting services as requested by the Company and pertaining to the evaluation of acquisition and financing transactions and to investor relations. The warrants are immediately exercisable at a price of $5.50 per share of common stock through March 17, 2003.

      In 2000, the Company granted a warrant for the purchase of 25,000 shares of the Company's common stock to Gilman Financial Corporation, a company that employs a Director of the Company, in exchange for consulting services with respect to developing, studying, and evaluating merger and acquisition proposals. The warrant is exercisable at a price of $5.50 per share of common stock through March 6, 2009.

      Stock option and warrants activity for the Company during fiscal years 2000 and 1999 was as follows:

                                                                     2000                          1999
                                                          ---------------------------   ---------------------------
                                                                          WEIGHTED-                     WEIGHTED-
                                                              NUMBER       AVERAGE          NUMBER       AVERAGE
                                                                OF        EXERCISE            OF        EXERCISE
                                                              SHARES        PRICE           SHARES        PRICE
Stock options and warrants
   outstanding, beginning of year                             160,171       $3.69            70,171       $1.73
Granted                                                        34,000        5.17            90,000        5.21
Cancelled                                                     (40,000)       5.00              -            -
                                                              -------       -----           -------       -----

Stock options and warrants
   outstanding, end of year                                   154,171       $3.67           160,171       $3.69
                                                              =======       =====           =======       =====

      Options and warrants outstanding as of July 31, 2000 are as follows:

                                        WEIGHTED-
                                         AVERAGE           WEIGHTED-                                WEIGHTED-
   RANGE OF                             REMAINING           AVERAGE                                  AVERAGE
   EXERCISE         SHARES             CONTRACTUAL         EXERCISE              SHARES             EXERCISE
     PRICE        OUTSTANDING             LIFE               PRICE             EXERCISABLE            PRICE
  $ 0.213            43,671               4.22             $ 0.213                43,671             $0.213
4.13 - 5.50         110,500               8.36                5.04                68,000               5.25

      At July 31, 2000, options were exercisable for 111,671 shares at a weighted-average exercise price of $2.38. The remaining contractual life of these options was approximately 5.52 years. At July 31, 2000, 610,829 shares were available for future option grants.

      The weighted-average fair value of options granted during 2000 and 1999 was $114,314 and $95,488, respectively. The effect of these options would have decreased basic and diluted EPS by $.02 per share during 2000 and 1999, respectively. Fair value of the options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2000 and 1999:

                                                                          2000       1999
            Weighted-average expected life                                9.66      11.94
            Volatility factor                                               48%        45%
            Dividend yield                                                 0.8%       0.2%
            Weighted-average risk-free interest                           7.26%       6.4%

      The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

                                     YEAR ENDED JULY 31, 2000                   YEAR ENDED JULY 31, 1999
                             -----------------------------------------  -----------------------------------------
                                                            WEIGHTED-                                  WEIGHTED-
                                                             AVERAGE                                    AVERAGE
                                 INCOME        SHARES       PER SHARE       INCOME        SHARES       PER SHARE
                              (NUMERATOR)   (DENOMINATOR)   (AMOUNT)     (NUMERATOR)   (DENOMINATOR)   (AMOUNT)
Basis EPS - Income available
   to common stockholders     $3,844,805      7,000,169       $0.55       $3,752,367     7,000,169       $0.54

Effect of Dilutive
Securities -
   Common stock options                          51,123        0.00                         63,102       (0.01)
                              ----------     ----------       -----       ----------    ----------       -----

Diluted EPS - Income
   available to common
   stockholders               $3,844,805      7,051,292       $0.55       $3,752,367     7,063,271       $0.53
                              ==========     ==========       =====       ==========    ==========       =====

      The Company declared and paid dividends of $140,003 in August and September 2000, respectively.

13.   SUBSEQUENT EVENTS

      On October 3, 2000, the Company acquired the monosodium/-disodium methanearsonic acid (MSMA) herbicides product line and its manufacturing facility from Zeneca Limited. The Company paid $2.3 million in cash ($1 million due upon equipment delivery) and may pay additional amounts in future years if certain adjusted net sales targets (as defined in the agreement) are met. Such additional amounts are payable in the first five years beginning in the month the Company first sells the MSMA product at the manufacturing facility. Such facility is being dismantled in Houston, Texas and will be reassembled at the Company's cost adjacent to the Company's penta manufacturing facility in Matamoros, Mexico. One half of the cost of dismantling and 100% of the cost of transporting the MSMA manufacturing facility will be borne by the Company. Additionally, an affiliate of Zeneca Limited will produce the MSMA product for the Company in order for the Company to build the inventory that will be needed by customers in the 2001 growing season.

      On October 18, 2000, the Company completed its purchase of 180,000 shares of the Company's outstanding common stock from an officer at a price of $5.00 per share, the value of the Company's common stock on August 29, 2000, the date on which the Board of Directors approved the transaction. The officer used the proceeds from the sale to purchase the Company's interest in two loans of $263,530 to NHC, as referred to in Note 9, and to repay loans of $428,057 made to the officer by the Company in fiscal 1998 and 1994, as also referred to in Note 9.

                                     ******

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Pursuant to instruction E.3 to Form 10-KSB, the information required by Items 9-12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed on or about October 29, 2000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

(a) The financial statements filed as part of this report in Item 7 are listed in the Index to Financial Statements contained in such Item. The following documents are filed as exhibits to this report:

         2.1 (i)           First Amended Joint Plan of Reorganization dated
                           September 1, 1995, as modified and clarified to
                           date.*
         2.1 (ii)          Asset Purchase and Sale Agreement dated June 26, 1998
                           with AlliedSignal, Inc.****
         2.1 (iii)         Asset Sale Agreement dated October 3, 2000 between
                           the Company and GB Biosciences Corporation (+).
         2.2               Stock Exchange Agreement dated September 13, 1996 by
                           and between W.P. Acquisition Corp., Halter Financial
                           Group, Inc., KMG-Bernuth, Inc. and certain
                           shareholders of KMG-Bernuth, Inc.*
         3 (i)             Amended and Restated Articles of Incorporation.*
         3 (ii)            Bylaws.*
         3 (iii)           Articles of Amendment to Restated and Amended
                           Articles of Incorporation, filed December 11, 1997.**
         4.1               Form of Common Stock Certificate.*
         10.1              Agency Agreement dated January 1, 1987 by and between
                           Bernuth, Lembcke Co. Inc. and VfT AG.*
         10.2              Revolving Loan Agreement dated August 1, 1996 by and
                           between KMG-Bernuth, Inc. and SouthTrust Bank of
                           Alabama, National Association.*
         10.3              $2,500,000 Revolving Note dated August 1, 1996
                           payable by KMG-Bernuth, Inc. to SouthTrust Bank of
                           Alabama, National Association.*
         10.4              1996 Stock Option Plan.*
         10.5              Stock Option Agreement dated October 17, 1996 by and
                           between KMG-B, Inc. and Thomas H. Mitchell.*
         10.6              Consulting Agreement dated October 15, 1996 by and
                           between the Company and Gilman Financial Corporation.*
         10.7              Split Dollar Insurance Agreement dated November 8,
                           1991 between KMG-Bernuth, Inc. and David L. Hatcher.*
         10.8              Split Dollar Insurance Agreement dated December 13,
                           1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.*


         10.9              Second Amendment to Revolving Loan Agreement.**
         10.10             $2,500,000 Amended and Restated Revolving Note.**
         10.11             Third Amendment to Revolving Loan Agreement.***
         10.12             $2,500,00 Amended and Restated Revolving Note dated
                           December 31, 1997.***
         10.13             Employment Agreement dated February 1, 1998 with
                           Bobby D. Godfrey.***
         10.14 Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.****
         10.15             Performance Guaranty dated June 30, 1998 by the
                           Company.****
         10.16             Term Loan Agreement between SouthTrust Bank, National
                           Association and KMG-Bernuth, Inc.****
         10.17             $6,000,000 Term Note.****
         10.18             Guaranty of Payment by the Company.****
         10.19             Fourth Amendment to Revolving Loan Agreement.****
         10.20 Creosote Supply Agreement dated November 1, 1998 between Rutgers VFT and the Company*****
         10.21 Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.+
         10.22             Warrant for the Purchase of 25,000 Shares of Common
                           Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.+
         10.23             Manufacturing and Formulation Agreement dated October
                           3, 2000 between the Company and GB Biosciences
                           Corporation++
         10.24             Warrant for the Purchase of 25,000 Shares of Common
                           Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial
                           Corporation
         21.1              Subsidiaries of the Company.*
         27.1              Financial Data Schedule.

Documents marked by an (*) were filed by the Company on December 6, 1996 as part of its Form 10, file number 000-21839. Documents marked by a (**), (***) or (****) were filed by the Company on, respectively, December 12, 1997 as part of its report on Form 10-QSB for the first quarter of fiscal 1998, March 12, 1998 as part of its report on Form 10-QSB for the second quarter of fiscal 1998, and on July 10, 1998 as part of its report on Form 8-K, in each case under file number 000-29278. The documents marked by a (*****) were filed by the Company on March 12, 1999 as part of its report on Form 10-QSB under file number 000-29278. Documents marked by a (+) were filed by the Company on October 26, 1999 as part of its report on Form 10-KSB and where marked by a (++) were filed October 18, 2000 as part of its report on Form 8-K.

(b) No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2000 but the Company filed a report on Form 8-K on October 18, 2000 respecting the MSMA products transaction. See "Item 1:
         Description of the Company-Business of the Company-New Developments."

                                   SIGNATURES

         In accordance with the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG CHEMICALS, INC.


By:      /s/ David L. Hatcher                            Date: October 25, 2000
   -----------------------------------------                  ----------------
      David L. Hatcher, President
      and Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Jack Vernie                                 Date:  October 25, 2000
   -----------------------------------------                    ----------------
      Jack Vernie, Controller


By:      /s/ Bobby D. Godfrey                            Date:  October 25, 2000
   -----------------------------------------                    ----------------
      Bobby D. Godfrey, Director


By:      /s/ George W. Gilman                            Date:  October 25, 2000
   -----------------------------------------                    ----------------
      George W. Gilman, Director


By:      /s/ Fred C. Leonard III                         Date:  October 25, 2000
   -----------------------------------------                    ----------------
      Fred C. Leonard III, Director


By:      /s/ Charles M. Neff, Jr.                        Date:  October 25, 2000
   ---------------------------------                            ----------------
      Charles M. Neff, Jr., Director


By:      /s/ Richard L. Urbanowski                       Date:  October 20, 2000
   ---------------------------------                            ----------------
       Richard L. Urbanowski, Director