Form 10-Q
period 2000-08-01
KMG CHEMICALS INC
filed 2000-12-14
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended October 31, 2000


/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                              For the transition period from ________ to ______


                        Commission file number 000-29278
                               KMG CHEMICALS, INC.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                     75-2640529
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                          10611 HARWIN DRIVE, SUITE 402
                              HOUSTON, TEXAS 77036
                    (Address of principal executive offices)

                                 (713) 988-9252
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/         No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /       No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,820,169 shares of common stock

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         October 31        July 31,
                                                            2000             2000
                                                        -----------      -----------
ASSETS
CURRENT ASSETS                                          $14,789,060      $14,826,501

PROPERTY, PLANT AND EQUIPMENT -
    Net of accumulated depreciation                       3,338,604        2,189,958

NOTES RECEIVABLE, Less current portion                      107,237          116,781

DEFERRED TAX ASSET                                          300,869          289,684

OTHER ASSETS                                              8,880,329        7,889,455
                                                        -----------      -----------

TOTAL                                                   $27,416,099      $25,312,379
                                                        ===========      ===========

              LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                      $7,580,814      $ 5,169,002

LONG TERM DEBT                                            2,326,296        2,554,414
                                                        -----------      -----------


              Total liabilities                           9,907,110        7,723,416
                                                        -----------      -----------

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
        10,000,000 shares authorized,
        none issued
    Common stock, $.01 par value,
        40,000,000 shares authorized,
        7,000,169 shares issued and
        6,820,169 shares outstanding                         70,002           70,002
    Additional paid-in capital                            1,140,381        1,129,507
    Treasury stock                                         (900,000)
    Retained earnings                                    17,198,606       16,389,454
                                                        -----------      -----------
              Total stockholders' equity                 17,508,989       17,588,963
                                                        -----------      -----------

TOTAL                                                   $27,416,099      $25,312,379
                                                        ===========      ===========

See notes to consolidated financial statements.
                                       1

                               KMG CHEMICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended
                                                       October 31
                                              --------------------------
                                                 2000            1999
                                              ----------      ----------
NET SALES                                     $8,302,040      $8,833,089

COST OF SALES                                  5,155,010       5,450,933
                                              ----------      ----------


      Gross Profit                             3,147,030       3,382,156

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                  1,679,356       1,802,129
                                              ----------      ----------

      Operating Income                         1,467,674       1,580,027


OTHER INCOME (EXPENSE):
  Interest & Dividend Income                     123,673          66,679
  Interest Expense                               (62,799)        (78,043)
  Other                                            2,347           2,040
                                              ----------      ----------

      Total Other Income (Expense)                63,221          (9,324)


INCOME BEFORE INCOME TAX                       1,530,895       1,570,703

      Provision For Income Tax                  (581,740)       (565,453)
                                              ----------      ----------


NET INCOME                                    $  949,155      $1,005,250
                                              ==========      ==========

EARNINGS PER SHARE:
  Basic                                       $     0.14      $     0.14
                                              ==========      ==========
  Diluted                                     $     0.14      $     0.14
                                              ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                        6,972,778       7,000,169
                                              ==========      ==========
  Diluted                                      7,017,950       7,054,907
                                              ==========      ==========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                              COMMON STOCK
                                         --------------------    ADDITIONAL                                   TOTAL
                                          SHARES        PAR       PAID-IN      TREASURY      RETAINED      STOCKHOLDERS'
                                          ISSUED       VALUE      CAPITAL        STOCK       EARNINGS         EQUITY
                                         ---------    -------    ----------    ---------    -----------    ------------
BALANCE AT AUGUST 1, 1999                7,000,169    $70,002    $1,063,385    $       0    $12,824,656     $13,958,043

    Warrants issued for services                                    66,122                                       66,122
    Dividends                                                                                  (280,007)       (280,007)
    Net income                                                                                3,844,805       3,844,805
                                         ---------    -------    ----------    ---------    -----------     -----------

BALANCE AT JULY 31, 2000                 7,000,169     70,002     1,129,507            0     16,389,454      17,588,963
                                         =========    =======    ==========    =========    ===========     ===========

    Warrants issued for services                                     10,874                                      10,874
    Purchase of 180,000 shares
      of treasury stock                                                         (900,000)                      (900,000)
    Dividends                                                                                  (140,003)       (140,003)
    Net income                                                                                  949,155         949,155
                                         ---------    -------    ----------    ---------    -----------     -----------
BALANCE AT OCTOBER 31, 2000              7,000,169    $70,002    $1,140,381    $(900,000)   $17,198,606     $17,508,989
                                         =========    =======    ==========    =========    ===========     ===========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                 October 31
                                                                         --------------------------
                                                                            2000            1999
                                                                         -----------     ----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
    Net income                                                           $   949,155     $1,005,250
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                          265,310        266,117
      (Gain) on sale of securities                                                             (829)
      Options and warrants issued for services                                10,874         47,997
      Deferred income tax asset                                              (11,185)       (10,681)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                          266,028        110,408
        Accounts receivable - other                                          (48,988)        10,992
        Inventories                                                       (1,457,945)      (724,848)
        Prepaid expenses and other assets                                    (46,192)        81,137
        Accounts payable                                                   1,212,937       (269,524)
        Accrued liabilities                                                1,182,450        280,595
                                                                         -----------     ----------
              Net cash provided by operating activities                  $ 2,322,444     $  796,614
                                                                         -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                 (30,952)       (40,274)
  Proceeds from sale of securities                                                            7,752
  Loans to third parties - short term                                                         6,104
  Collection of notes receivable                                             698,373          2,162
  Product line purchase from Zeneca affiliate                             (2,300,000)
  Additions to other assets                                                  (73,878)      (197,403)
                                                                         -----------     ----------
              Net cash used in investing activities                      $(1,706,457)    $ (221,659)
                                                                         -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                                          (211,694)      (196,450)
  Purchase of treasury stock                                                (900,000)
  Payment of dividends                                                      (140,003)      (140,003)
                                                                         -----------     ----------
              Net cash used in financing activities                      $(1,251,697)    $ (336,453)
                                                                         -----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (635,710)       238,502

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           7,830,843      4,840,963
                                                                         -----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 7,195,133     $5,079,465
                                                                         ===========     ==========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
  Cash paid during the period for interest                               $    62,799     $   78,043
  Cash paid during the period for income taxes                           $    73,266     $   63,986

See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         (1) BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

         (2) EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

         The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

                                                                Three Months Ended
                                                                     October 31
                                                               2000              1999
                                                           ------------      ------------
              BASIC EARNINGS PER SHARE
              Net Income                                   $    949,155      $  1,005,250
                                                           ------------      ------------
              Weighted Average Shares Outstanding             6,972,778         7,000,169
                                                           ------------      ------------
                   Basic Earnings Per Share                $       0.14      $       0.14
                                                           ============      ============

              DILUTED EARNINGS PER SHARE
              Net Income                                   $    949,155      $  1,005,250
                                                           ------------      ------------
              Weighted Average Shares Outstanding             6,972,778         7,000,169

              Shares Issuable from Assumed Conversion of
              Common Share Options                               45,172            54,738
                                                           ------------      ------------
              Weighted Average Shares Outstanding, as
              Adjusted                                        7,017,950         7,054,907
                                                           ------------      ------------
                   Diluted Earnings Per Share              $       0.14      $       0.14
                                                           ============      ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 2000 and 1999:

                                              Three Months Ended
                                                  October 31
                                          ----------------------------     Increase/
                                           2000              1999          (Decrease)
                                          ------------    ------------    ------------
               Net sales..............    $  8,302,040    $  8,833,089    $   (531,049)

               Gross profit...........    $  3,147,030    $  3,382,156    $   (235,126)

               Gross profit as a
               percent of net sales...            37.9%           38.3%           (0.4)%

               Net income.............    $    949,155    $  1,005,250    $    (56,095)

               Earnings per share.....    $       0.14    $       0.14    $       0.00

               Weighted average
               shares outstanding ....       6,972,778       7,000,169         (27,391)

         SALES REVENUE

         Net sales revenue for the first quarter of fiscal 2001 was 6% less than in the first quarter of fiscal 2000. Net sales revenue declined on reduced sales volume for creosote products. Creosote sales were adversely affected by the continued deferral of railroad crosstie replacement by major railroads. Management believes that demand for its wood treating chemical is no longer declining but will likely remain soft during fiscal 2001.

         GROSS PROFIT

         Gross profit for the first quarter of fiscal 2001 was approximately $235 thousand less than in the same quarter of the prior fiscal year. The Company's gross profit margin was 37.9% for the first quarter of this fiscal year as compared to 38.3% in the same quarter of fiscal 2000. The decrease in gross profit is in line with the reduction in net sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the first quarter of fiscal 2001 were approximately $123 thousand less than in that same period of the prior fiscal year. This decline is primarily caused by a timing difference in expenses associated with the Company's ongoing acquisition efforts.

         OTHER INCOME (EXPENSE)

         The $73 thousand improvement in other income is attributable to the combination of higher cash balances held by the Company during the first quarter of the current fiscal year and higher interest rates realized on those cash balances.

         NEW DEVELOPMENTS

         The Company acquired an herbicides product line from an affiliate of Zeneca Ag Products, Inc. ("Zeneca"), monosodium and disodium methanearsonic acid herbicides ("MSMA products"), on October 3, 2000 for $2.3 million plus the payment of an earnout on adjusted net sales of the herbicides over five years. MSMA products are sold under the name Bueno(R) 6 and used in the United States and elsewhere in the world primarily as a cotton crop herbicide. The Company believes that its sales of MSMA products in fiscal 2001 will be approximately $5-7 million. The selling season for MSMA products is largely in the last half of the Company's fiscal year. Zeneca's affiliate will continue to produce MSMA products for the Company in calendar 2000. The Company intends to begin moving the purchased manufacturing equipment to its Matamoros, Mexico plant in January 2001, to reassemble it and restart production late in calender 2001. Through the end of the first quarter of fiscal 2001, the Company has purchased approximately $2 million in MSMA products inventory from Zeneca's affiliate under a toll manufacturing agreement.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal 2001, the Company invested approximately $131 thousand in capital improvements. The Company also paid an initial installment of $1.3 million to purchase the MSMA products line and will pay a second installment of $1 million when the MSMA products production equipment is delivered early in 2001. These payments are being financed out of the Company's working capital. The principal balance of the Company's term loan with SouthTrust Bank of Alabama, National Association ("SouthTrust") was approximately $3.2 million as of October 31, 2000. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $2.5 million.

         In October 2000, the Company purchased 180,000 shares of the common stock of the Company from its President, David L. Hatcher, at a price of $5.00 per share. The per share purchase price was established by the Board of Directors on August 29, 2000 when it approved the purchase and was based on the then current price of the common stock. Of the total purchase price of $900 thousand, Mr. Hatcher used $674 thousand of the proceeds to purchase the Company's interest in a participation loan by Sterling Bank to National Health Capital, Ltd. ("NHC"), to purchase a second loan to NHC and to repay loans made to him by the Company in fiscal 1998 and 1992.

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

                          PART II --- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of the shareholders of the Company was held on November 21, 2000. At that meeting, the shareholders voted to elect all the nominees for director as follows:


         NOMINEES                        VOTES FOR           VOTES AGAINST
         --------                        ---------           -------------
         David L. Hatcher                6,589,056                331
         George W. Gilman                6,589,056                331
         Bobby D. Godfrey                6,589,056                331
         Fred C. Leonard, III            6,589,056                331
         Charles M. Neff, Jr.            6,589,056                331
         Richard L. Urbanowski           6,589,056                331


         The shareholders also voted to ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors of the Company for fiscal year 2001. The vote was 6,588,508 votes for the ratification, 500 votes against and 379 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  27.1       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  A report on Form 8-K was filed during the first quarter on October 18, 2000 and reported on the MSMA products line acquisition. See, "Management's Discussion and Analysis of Operations--New Developments."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By:  /s/ David L. Hatcher                        Date: December 14, 2000
   --------------------------------
     David L. Hatcher, President


By:  /s/ Jack Vernie                             Date: December 14, 2000
   --------------------------------
     Jack Vernie, Controller