Form 10-Q
period 2001-01-31
KMG CHEMICALS INC
filed 2001-03-14
CIK 1028215

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended January 31, 2001


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

Check whether the registrant filed all documents and reports required to be filed by Section12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /       No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.    6,820,169 shares of
common stock

                       PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             KMG CHEMICALS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                             JANUARY 31          JULY 31,
                                                2001               2000
                                                ----               ----
ASSETS
------
CURRENT ASSETS                                $13,409,529        $14,826,501

PROPERTY, PLANT AND EQUIPMENT -
     Net of accumulated depreciation            3,569,774          2,189,958

NOTES RECEIVABLE, Less current portion             99,692            116,781

DEFERRED TAX ASSET                                300,869            289,684

OTHER ASSETS                                    8,688,351          7,889,455
                                              -----------        -----------

TOTAL                                         $26,068,215        $25,312,379
                                              ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES                           $ 5,845,618        $ 5,169,002

LONG TERM DEBT                                  2,093,859          2,554,414
                                              -----------        -----------

          Total liabilities                     7,939,477          7,723,416
                                              -----------        -----------
 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     none issued
   Common stock, $.01 par value,
     40,000,000 shares authorized,
     7,000,169 shares issued and
     6,820,169 shares outstanding                  70,002             70,002
   Additional paid-in capital                   1,151,256          1,129,507
   Treasury stock                                (900,000)
   Retained earnings                           17,807,480         16,389,454
                                              -----------        -----------
          Total stockholders' equity           18,128,738         17,588,963
                                              -----------        -----------

TOTAL                                         $26,068,215        $25,312,379
                                              ===========        ===========


See notes to condensed consolidated financial statements.

                             KMG CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                 Three Months Ended             Six Months Ended
                                                     January 31                     January 31
                                                     ----------                     ----------
                                                2001           2000            2001            2000
                                                ----           ----            ----            ----
NET SALES                                     $8,192,896     $7,761,334     $16,494,936     $16,594,424

COST OF SALES                                  5,255,040      4,686,637      10,410,050      10,137,570
                                              ----------     ----------     -----------     -----------

   Gross Profit                                2,937,856      3,074,697       6,084,886       6,456,854

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      1,969,126      1,789,642       3,648,482       3,591,816
                                              ----------     ----------     -----------     -----------

   Operating Income                              968,730      1,285,055       2,436,404       2,865,038


OTHER INCOME (EXPENSE):
 Interest & Dividend Income                       82,439         74,070         206,113         140,748
 Interest Expense                                (58,795)       (74,327)       (121,594)       (152,370)
 Other                                           (10,320)        (7,415)         (7,972)         (5,375)
                                              ----------     ----------     -----------     -----------
   Total Other Income (Expense)                   13,324         (7,672)         76,547         (16,997)


INCOME BEFORE INCOME TAX                         982,054      1,277,383       2,512,951       2,848,041

    Provision For Income Tax                    (373,181)      (485,352)       (954,922)     (1,050,805)
                                              ----------     ----------     -----------     -----------
NET INCOME                                    $  608,873     $  792,031     $ 1,558,029     $ 1,797,236
                                              ==========     ==========     ===========     ===========

EARNINGS PER SHARE:
   Basic                                      $     0.09     $     0.11     $      0.23     $      0.26
                                              ==========     ==========     ===========     ===========
   Diluted                                    $     0.09     $     0.11     $      0.22     $      0.25
                                              ==========     ==========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                       6,820,169      7,000,169       6,896,474       7,000,169
                                              ==========     ==========     ===========     ===========
   Diluted                                     6,862,520      7,051,588       6,940,813       7,052,306
                                              ==========     ==========     ===========     ===========


See notes to condensed consolidated financial statements.

                             KMG CHEMICALS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)


                                  COMMON STOCK         ADDITIONAL                                  TOTAL
                               SHARES        PAR        PAID-IN      TREASURY      RETAINED     STOCKHOLDERS'
                               ISSUED       VALUE       CAPITAL       STOCK        EARNINGS        EQUITY
                               ------       -----       -------       -----        --------        ------

BALANCE AT AUGUST 1, 1999      7,000,169    $70,002    $1,063,385    $       0    $12,824,656    $13,958,043

  Warrants issued for services                             66,122                                     66,122

  Dividends                                                                          (280,007)      (280,007)

  Net income                                                                        3,844,805      3,844,805
                               ---------    -------    ----------    ---------    -----------    -----------

BALANCE AT JULY 31, 2000       7,000,169     70,002     1,129,507            0     16,389,454     17,588,963
                               =========    =======    ==========    =========    ===========    ===========

  Warrants issued for services                             21,749                                     21,749

  Purchase of 180,000 shares
    of treasury stock                                                 (900,000)                     (900,000)

  Dividends                                                                          (140,003)      (140,003)

  Net income                                                                        1,558,029      1,558,029
                               ---------    -------    ----------    ---------    -----------    -----------
BALANCE AT JANUARY 31, 2001    7,000,169    $70,002    $1,151,256    $(900,000)   $17,807,480    $18,128,738
                               =========    =======    ==========    =========    ===========    ===========



See notes to condensed consolidated financial statements.

                             KMG CHEMICALS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                  Six Months Ended
                                                                     January 31
                                                                     ----------
                                                                2001            2000
                                                                ----            ----
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net income                                                 $ 1,558,029     $ 1,797,236
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                549,148         533,097
    Gain on sale of securities                                                      (829)
    Options and warrants issued for services                      21,749          47,997
    Deferred income tax asset                                    (21,005)        (19,367)
    Changes in operating assets and liabilities:
      Accounts receivable - trade                               (587,048)        648,335
      Accounts receivable - other                               (120,993)          3,751
      Inventories                                             (3,140,084)       (515,109)
      Prepaid expenses and other assets                            1,212        (143,443)
      Accounts payable                                          (147,796)     (1,379,637)
      Accrued liabilities                                        791,248        (195,114)
                                                             -----------     -----------
      Net cash (used in) provided by operating activities    $(1,095,539)    $   776,917
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (342,946)        (73,369)
  Proceeds from sale of securities                                                 7,752
  Loans to third parties - short term                                              6,104
  Collection of notes receivable                                 705,918           4,359
  Product line purchase from Zeneca affiliate                 (2,300,000)
  Additions to other assets                                      (75,094)       (215,137)
                                                             -----------     -----------
      Net cash used in investing activities                  $(2,012,121)    $  (270,291)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                              (427,391)       (396,615)
  Purchase of treasury stock                                    (900,000)
  Payment of dividends                                          (140,003)       (140,003)
                                                             -----------     -----------
      Net cash used in financing activities                  $(1,467,395)    $  (536,618)
                                                             -----------     -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                    (4,575,055)        (29,992)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               7,830,843       4,840,963
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,255,788     $ 4,810,971
                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

  Cash paid during the period for interest                   $   121,594     $   152,370

  Cash paid during the period for income taxes               $ 1,099,545     $ 1,267,230


See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     (1) BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

     (2) EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

     The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:


                                               Three Months Ended                     Six Months Ended
                                                   January 31                            January 31
                                             2001               2000               2001               2000
                                        -----------------------------------------------------------------------
BASIC EARNINGS PER SHARE

Net Income                              $      608,873     $      792,031     $    1,558,029     $    1,797,236
                                        -----------------------------------------------------------------------
Weighted Average Shares Outstanding          6,820,169          7,000,169          6,896,474          7,000,169
                                        -----------------------------------------------------------------------
     Basic Earnings Per Share           $         0.09     $         0.11     $         0.23     $         0.26
                                        =======================================================================

DILUTED EARNINGS PER SHARE

Net Income                              $      608,873     $      792,031     $    1,558,029     $    1,797,236
                                        -----------------------------------------------------------------------
Weighted Average Shares Outstanding          6,820,169          7,000,169          6,896,474          7,000,169

Shares Issuable from Assumed Conversion
of Common Share Options                         42,351             51,419             44,340             52,137
                                        -----------------------------------------------------------------------
Weighted Average Shares Outstanding,
as Adjusted                                  6,862,520          7,051,588          6,940,813          7,052,306
                                        -----------------------------------------------------------------------
     Diluted Earnings Per Share         $         0.09     $         0.11     $         0.22     $         0.25
                                        =======================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and six month periods ended January 31, 2001 and 2000:


                                          Three Months Ended                        Six Months Ended
                                              January 31            Increase/           January 31            Increase/
                                       -------------------------    (Decrease)   -------------------------    (Decrease)
                                          2001          2000                        2001          2000
                                       ---------------------------------------------------------------------------------
Net sales............................  $  8,192,896  $  7,761,334  $  431,562    $ 16,494,936  $ 16,594,424   $  (99,488)

Gross profit.........................  $  2,937,856  $  3,074,697  $ (136,841)   $  6,084,886  $  6,456,854   $ (371,968)

Gross profit as a percent of
net sales............................          35.9%         39.6%       (3.7)%          36.9%         38.9%        (2.0)%

Net income...........................  $    608,873  $    792,031  $ (183,158)   $  1,558,029  $  1,797,236   $ (239,206)

Earnings per share...................  $       0.09  $       0.11  $    (0.02)   $       0.23  $       0.26   $    (0.03)

Weighted average shares
outstanding..........................     6,820,169     7,000,169    (180,000)      6,896,474     7,000,169     (103,695)


     SALES REVENUE

     Net sales revenue for the second quarter in fiscal 2001 was 5.6% higher than in the second quarter of fiscal 2000 but was essentially unchanged when the first six months of fiscal 2001 are compared with the same period of the prior fiscal year. The improvement in the quarterly comparison was because the Company began to make sales of its herbicide product line, MSMA, in the second quarter of this fiscal year. The Company acquired the MSMA product line in October 2000. The selling season for MSMA products is largely in the last half of the Company's fiscal year. Net sales revenue from the Company's wood treating products, however, was lower in both the second quarter and the first six months of this fiscal year than in the comparable periods in fiscal 2000. In particular, the Company has continued to experience lesser creosote sales revenue due to deferral of railroad crosstie replacement by major railroads. Management believes that demand for its wood treating chemicals will remain soft during the remainder of fiscal 2001.

     GROSS PROFIT

     Gross profit for the second quarter and first six months of fiscal 2001 was approximately $137 thousand and $372 thousand less than in the same periods of the prior fiscal year. The Company's gross profit margin was down 3.7% for the second quarter and down 2.0% for the first six months of this fiscal year as compared to the last fiscal year. The decrease in gross profit margin is largely attributable to the fact that in fiscal 2000 the Company benefitted from a combination of lower raw material costs and higher penta production rates.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the second quarter and for the first six months of fiscal 2001 were $179 thousand higher and $57 thousand less than in that same periods of the prior fiscal year. However, selling, general and administrative expenses were approximately 22% of net sales revenue in both the first six months of this fiscal year and the first six months of the last fiscal year.

     OTHER INCOME (EXPENSE)

     The improvement in other income and expense is attributable to the combination of higher cash balances held by the Company during the second quarter and the first six months of the current fiscal year, higher interest rates realized on those cash balances during the early months of the current fiscal year and a decline in interest paid on the Company's term loan.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 2001, the Company invested approximately $343 thousand in capital improvements. The Company also paid an initial installment of $1.3 million to purchase the MSMA products line and has accrued the second installment of $1 million, payable when the MSMA products production equipment is delivered. These payments are being financed out of the Company's working capital. The principal balance of the Company's term loan with SouthTrust Bank of Alabama, National Association (SouthTrust) was approximately $3.0 million as of January 31, 2000. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust but its borrowing base availability under that loan was $3.5 million. In the coming quarter, the Company will draw substantial amounts under the revolving loan for working capital for the MSMA product line.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Certain information included or incorporated by reference in this report is forward-looking, including statements contained in Management's
Discussion and Analysis of Operations. It includes statements regarding the intent, belief and current expectations of the Company and its directors and officers. Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these the statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with long-standing customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations. Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

                            PART II --- OTHER INFORMATION

None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By:  /s/ David L. Hatcher                              Date: March 14, 2001
   ------------------------------
      David L. Hatcher, President


By:   /s/ Jack Vernie                                  Date: March 14, 2001
   ------------------------------
      Jack Vernie, Controller