Form 10-Q
period 2001-04-30
KMG CHEMICALS INC
filed 2001-06-13
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended April 30, 2001


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,501,981 shares of common stock

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                April 30,       July 31,
                                                                  2001            2000
                                                               -----------     -----------
ASSETS
CURRENT ASSETS                                                 $14,407,001     $14,826,501

PROPERTY, PLANT AND EQUIPMENT -
  Net of accumulated depreciation                                4,396,764       2,189,958

NOTES RECEIVABLE, Less current portion                              91,147         116,781

DEFERRED TAX ASSET                                                 300,869         289,684

OTHER ASSETS                                                     8,574,422       7,889,455
                                                               -----------     -----------

TOTAL                                                          $27,770,203     $25,312,379
                                                               ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                            $ 6,905,623     $ 5,169,002

LONG TERM DEBT                                                   2,670,790       2,554,414
                                                               -----------     -----------

              Total liabilities                                  9,576,413       7,723,416
                                                               -----------     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    10,000,000 shares authorized,
    none issued
  Common stock, $.01 par value,
    40,000,000 shares authorized,
    7,681,981 shares issued and
    7,501,981 shares outstanding at
    April 30, 2001 and 7,000,169 shares
    issued and outstanding at July 31, 2000                         76,820          70,002
  Additional paid-in capital                                     3,363,953       1,129,507
  Treasury stock                                                  (900,000)
  Retained earnings                                             15,653,017      16,389,454
                                                               -----------     -----------
  Total stockholders' equity                                    18,193,790      17,588,963
                                                               -----------     -----------

TOTAL                                                          $27,770,203     $25,312,379
                                                               ===========     ===========

See notes to consolidated financial statements.

                                        KMG CHEMICALS, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                 Three Months Ended          Nine Months Ended
                                                      April 30                    April 30
                                             ------------------------    --------------------------
                                                 2001         2000          2001           2000
                                             ----------    ----------    -----------    -----------
NET SALES                                    $8,098,371    $8,176,294    $24,593,307    $24,770,718

COST OF SALES                                 5,596,524     4,889,407     16,006,574     15,026,977
                                             ----------    ----------    -----------    -----------

          Gross Profit                        2,501,847     3,286,887      8,586,733      9,743,741

SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                 2,125,980     1,731,880      5,774,462      5,323,696
                                             ----------    ----------    -----------    -----------

          Operating Income                      375,867     1,555,007      2,812,271      4,420,045

OTHER INCOME (EXPENSE):
   Interest & Dividend Income                    32,966        67,878        239,079        208,626
   Interest Expense                             (61,232)      (69,015)      (182,826)      (221,385)
   Other                                         (6,528)       (5,041)       (14,500)       (10,416)
                                             ----------    ----------    -----------    -----------

          Total Other Income (Expense)          (34,794)       (6,178)        41,753        (23,175)

INCOME BEFORE INCOME TAX                        341,073     1,548,829      2,854,024      4,396,870

          Provision For Income Tax             (129,608)     (600,555)    (1,084,529)    (1,651,360)
                                             ----------    ----------    -----------    -----------

NET INCOME                                   $   211,465   $  948,274    $ 1,769,495    $ 2,745,510
                                             ===========   ==========    ===========    ===========

EARNINGS PER SHARE:
   Basic                                     $      0.03   $     0.12    $      0.23    $      0.36
                                             ===========   ==========    ===========    ===========
   Diluted                                   $      0.03   $     0.12    $      0.23    $      0.35
                                             ===========   ==========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                       7,501,981    7,681,981      7,551,432      7,681,981
                                             ===========   ==========    ===========    ===========
   Diluted                                     7,543,089    7,733,400      7,593,961      7,734,118
                                             ===========   ==========    ===========    ===========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  COMMON STOCK
                                            ---------------------    ADDITIONAL                                   TOTAL
                                             SHARES         PAR       PAID-IN       TREASURY      RETAINED     STOCKHOLDERS'
                                             ISSUED        VALUE      CAPITAL         STOCK       EARNINGS        EQUITY
                                            ---------     -------    ----------    ----------   -----------    -------------
BALANCE AT AUGUST 1, 1999                   7,000,169     $70,002    $1,063,385    $            $12,824,656     $13,958,043

        Warrants issued for services                                     66,122                                      66,122
        Dividends                                                                                  (280,007)       (280,007)
        Net income                                                                                3,844,805       3,844,805
                                            ---------     -------    ----------    ---------    -----------     -----------
BALANCE AT JULY 31, 2000                    7,000,169      70,002     1,129,507                  16,389,454      17,588,963
                                            =========     =======    ==========    =========    ===========     ===========

        Warrants issued for services                                     25,375                                      25,375
        Stock dividends                       681,812     $ 6,818     2,209,071                  (2,215,889)
        Purchase of 180,000 shares
            of treasury stock                                                       (900,000)                      (900,000)
        Cash dividends                                                                             (290,043)       (290,043)
        Net income                                                                                1,769,495       1,769,495
                                            ---------     -------    ----------    ---------    -----------     -----------
BALANCE AT APRIL 30, 2001                   7,681,981     $76,820    $3,363,953    $(900,000)   $15,653,017     $18,193,790
                                            =========     =======    ==========    =========    ===========     ===========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                          April 30
                                                                              ------------------------------
                                                                                 2001                2000
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
      Net income                                                              $ 1,769,495        $ 2,745,510
      Adjustments to reconcile net income to net cash
            (used in) provided by operating activities:
            Depreciation and amortization                                         840,205            799,269
            (Gain) on sale of securities                                                                (829)
            Options and warrants issued for services                               25,375             47,997
            Deferred income tax asset                                             (24,416)           (29,899)
            Changes in operating assets and liabilities:
                 Accounts receivable - trade                                     (713,718)          (283,105)
                 Accounts receivable - other                                      (64,992)            (2,257)
                 Inventories                                                   (4,733,953)          (540,984)
                 Prepaid expenses and other assets                                (70,276)           (35,271)
                 Accounts payable                                                 598,628           (661,293)
                 Accrued liabilities                                            1,088,333            (45,674)
                                                                              -----------        -----------
                                  Net cash (used in) provided by
                                    operating activities                       (1,285,319)         1,993,465
                                                                              -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                               (1,257,977)          (127,998)
      Proceeds from sale of securities                                                                 7,752
      Loans to third parties - short term                                                             57,454
      Collection of notes receivable                                              714,463              6,592
      Product line purchase from Zeneca affiliate                              (2,300,000)
      Additions to other assets                                                  (160,769)          (224,984)
                                                                              -----------        -----------
                                  Net cash used in investing activities        (3,004,283)          (281,184)
                                                                              -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                                           (648,965)          (602,093)
      Borrowings on working capital line                                          815,000
      Purchase of treasury stock                                                 (900,000)
      Payment of dividends                                                       (290,043)          (280,007)
                                                                              -----------        -----------
                                  Net cash used in financing activities        (1,024,008)          (882,100)
                                                                              -----------        -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                          (5,313,610)           830,181

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                7,830,843          4,840,963
                                                                              -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 2,517,233        $ 5,671,144
                                                                              ===========        ===========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
      Cash paid during the period for interest                                $   182,826        $   221,385
      Cash paid during the period for income taxes                            $ 1,239,599        $ 1,825,293

NON-CASH FINANCING ACTIVITY:
      Stock Dividends                                                         $ 2,215,889

See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         (1) BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended July 31, 2000.

         (2) EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

         The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

                                                    Three Months Ended                   Nine Months Ended
                                                         April 30                             April 30
                                                    2001             2000             2001             2000
                                                 -------------------------------------------------------------
BASIC EARNINGS PER SHARE

Net Income                                       $  211,465       $  948,274       $1,769,495       $2,745,510
                                                 -------------------------------------------------------------
Weighted Average Shares Outstanding               7,501,981        7,681,981        7,551,432        7,681,981
                                                 -------------------------------------------------------------
         Basic Earnings Per Share                $     0.03       $     0.12       $     0.23       $     0.36
                                                 =============================================================
DILUTED EARNINGS PER SHARE

Net Income                                       $  211,465       $  948,274       $1,769,495       $2,745,510
                                                 -------------------------------------------------------------
Weighted Average Shares Outstanding               7,501,981        7,681,981        7,551,432        7,681,981

Shares Issuable from Assumed Conversion of
Common Share Options                                 41,108           51,419           42,529           52,137
                                                 -------------------------------------------------------------
Weighted Average Shares Outstanding, as
Adjusted                                          7,543,089        7,733,400        7,593,961        7,734,118
                                                 -------------------------------------------------------------

         Diluted Earnings Per Share              $     0.03       $     0.12       $     0.23       $     0.35
                                                 =============================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three and nine month periods ended April 30, 2001 and 2000:

                                Three Months Ended                                 Nine Months Ended
                                     April 30                  Increase/                April 30                 Increase/
                            ----------------------------      (Decrease)       ----------------------------      (Decrease)
                                2001             2000                             2001              2000
                            -------------------------------------------------------------------------------------------------
Net sales ...............   $ 8,098,371      $ 8,176,294     $   (77,923)      $24,593,307      $24,770,718     $  (177,411)

Gross profit ............   $ 2,501,847      $ 3,286,887     $  (785,040)      $ 8,586,733      $ 9,743,741     $(1,157,008)

Gross profit as a
percent of net sales ....          30.9%            40.2%          (23.9)%            34.9%            39.3%          (11.9)%

Net income ..............   $   211,465      $   948,274     $  (736,809)      $ 1,769,495      $ 2,745,510     $  (976,015)

Earnings per share ......   $      0.03      $      0.12     $     (0.09)      $      0.23      $      0.36     $     (0.13)

Weighted average shares
outstanding .............     7,501,981        7,681,981        (180,000)        7,551,432        7,681,981        (130,549)

         SALES REVENUE

         Net sales revenue for the third quarter and the first nine months of fiscal 2001 was essentially unchanged when compared with the same periods in the prior fiscal year. However, net sales revenue from the Company's wood treating chemicals were down significantly in both periods. That decline was largely offset by the Company's first sales of MSMA herbicide products, which began during the second quarter of the current fiscal year.

         In the third quarter of this fiscal year, the Company experienced a substantial decline in sales volume for its pentachlorophenol wood treating chemical. Management believes the decline in volume was attributable primarily to a lesser overall demand this fiscal year for replacement utility poles and to a shift by some utilities to purchases of poles treated with a competing product, CCA. The Company's product is dissolved in oil to create a treating solution while CCA is dissolved in water. Higher oil prices have meant that treating solutions made using CCA enjoy a widened price differential over the Company's product compared to historical levels. Although the Company experienced improved creosote sales volume in the third quarter, creosote sales continue to be down for the first nine months of this fiscal year due to deferral of railroad crosstie replacement by major railroads. Management believes that demand for its wood treating chemicals will remain soft during the remainder of calendar 2001.

         GROSS PROFIT

         Gross profit for the third quarter and first nine months of fiscal 2001 was approximately $785 thousand and $1.2 million less than in the same periods of the prior fiscal year. The Company's gross profit margin was down 23.9% for the third quarter and down 11.9% for the first nine months of this fiscal year as compared to the last fiscal year. The decrease in gross profit margin was attributable to the decline in higher margin pentachlorophenol sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the third quarter and for the first nine months of fiscal 2001 were $394 thousand and $451 thousand higher than in that same periods of the prior fiscal year. Most of the increase was for expenses related to the MSMA products line purchased in October 2000. The Company also incurred severance costs in the third quarter of this fiscal year for a force reduction at the Company's manufacturing facility in Mexico.

         OTHER INCOME (EXPENSE)

         The improvement in other income and expense for the fist nine months of the fiscal year was attributable to the combination of higher cash balances held by the Company during the period, higher interest rates realized on those cash balances during the early months of the current fiscal year and a decline in interest paid on the Company's term loan.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal 2001, the Company invested approximately $1.3 million in capital improvements. The Company also paid an initial installment of $1.3 million to purchase the MSMA products line and has accrued the second installment of $1 million, payable in the fourth quarter when delivery of the MSMA products production equipment is complete. In addition, the Company invested $3.8 million in MSMA products inventory by the end of the third quarter. As of April 30, 2001 the principal balance of the Company's term loan with SouthTrust Bank of Alabama, National Association ("SouthTrust") was approximately $2.8 million and the Company had borrowings of $815 thousand under its revolving loan with SouthTrust. As of May 31, 2001 the borrowing base availability under the revolving loan was $3.5 million.

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

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By: /s/ David L. Hatcher                                Date: June 13, 2001
   -----------------------------------
        David L. Hatcher, President


By: /s/ Jack Vernie                                     Date: June 13, 2001
   -----------------------------------
        Jack Vernie, Controller