Form 10-K
period 2001-07-31
KMG CHEMICALS INC
filed 2001-10-24
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the fiscal year ended July 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (713) 988-9252
                         (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

       Title of Each Class           Name of each Exchange on which Registered

               None                                    None
--------------------------------     -------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes /X/  No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of September 30, 2001 was $1,691,233.

                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date were: 7,501,981 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The proxy statement pertaining to the November 26, 2001 annual meeting of shareholders is incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

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

BUSINESS OF THE COMPANY

         GENERAL

         The Company manufactures and sells specialty chemicals in niche markets. At the present time, the Company sells three wood preserving chemicals, pentachlorophenol ("penta"), creosote and sodium pentachlorophenate ("sodium penta"), and an herbicide product consisting of monosodium and disodium methanearsonic acids ("MSMA"). The wood treating chemicals are sold to industrial customers who use these preservatives to extend the useful life of wood products, principally in the railroad, utility and construction industries. MSMA is sold by the Company in the United States as Bueno(R) 6 to protect cotton crops from weed growth and as Ansar(R) 6.6 for highway weed control. It also has application elsewhere in the world to protect cotton and sugar cane.

         The Company acquired a penta manufacturing and distribution business in 1988 from an affiliated company that had been in the penta business since the early 1970's. The Company made several acquisitions after 1988 to expand in wood preserving products. It acquired a creosote distribution business in early 1991 and a sodium penta distribution business late that same year. In 1998, the Company acquired significant additional assets pertaining to creosote. In October 2000, the Company acquired its herbicide products line.

         The Company's strategy is to continue to grow through acquisitions. The Company intends to seek, on a selective basis, acquisitions that complement and expand its existing product lines. The Company's execution of this strategy depends on its ability to identify, consummate and assimilate acquisitions on desirable economic terms, to successfully integrate new product lines and expand its existing product lines. There can be no assurance that the Company will be successful in executing its growth strategy. Furthermore, the Company's ability to implement its growth strategy may be dependent to a certain extent upon obtaining financing for expansion, and there can be no assurance that financing will be available on acceptable terms.

         PRODUCTS AND SERVICES

         WOOD PRESERVING CHEMICALS. The three primary chemicals used by the wood preserving industry in the United States are penta, creosote and chromated copper arsenate ("CCA"). The Company believes that wood preserving chemicals are used to treat approximately 600 million cubic feet of wood each year in the United States and that 6% of that wood is treated with penta, 15% with creosote and 80% with CCA. The Company supplies the United States wood treating industry with penta and creosote but not with CCA. The Company also supplies sodium penta, a wood preserving product used primarily to treat freshly cut lumber, to customers outside the United States. See "--Competition." The Company's wood preserving chemicals constituted 89% of the Company's revenue in fiscal 2001 and all of its revenue in fiscal 2000 and 1999.

         Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The Company manufactures penta in Matamoros, Mexico through a subsidiary. The Matamoros facility produces both solid penta blocks and penta flakes. Those penta products are sold by the Company to its customers or made into a liquid solution of penta concentrate at the Matamoros facility or at the Company's blending and distribution facility in Tuscaloosa, Alabama. The penta blocks, flakes and solutions are sold to the Company's customers in the United States, primarily in Washington, Oregon, Oklahoma, Missouri, Arkansas, Mississippi, Alabama and Georgia. In addition, a portion of the flaked penta is used to produce sodium penta. The Company sells the sodium penta, which is not registered for use in the United States, to customers primarily in Spain, Portugal, Peru, Ecuador and Venezuela. As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold to distributors for use in the steel and oil well service industries in the United States and Mexico.

         Creosote is a wood preservative used to treat railroad cross-ties, bridge timbers and utility poles. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. The Company has two primary sources of supply for the creosote it sells in the United States--Reilly Industries, Inc. ("Reilly") and Rutgers VFT AG ("Rutgers"). The Company believes that Reilly and Rutgers are among the world's largest manufacturers of creosote and other coal tar products. Creosote is sold by the Company to customers throughout the United States.

         AGRICULTURAL CHEMICALS. The Company's MSMA agricultural chemicals product line was acquired from Zeneca Ag Products, Inc. ("Zeneca") in October 2000. Zeneca's MSMA production facility was relocated to the Company's Matamoros, Mexico facility and reassembled. It will be restarted late in calendar 2001. The Company's MSMA herbicides are sold under the name Bueno(R) 6 in the United States to protect cotton crops, primarily in the southern cotton-growing states and in California, and under the name Ansar(R) 6.6 to state agencies to control highway weed growth.

         SUPPLIERS

         The Company is dependent upon outside suppliers for all of its raw material requirements for its penta, sodium penta and MSMA manufacturing operations and, therefore, is subject to fluctuations in the price of those materials. The principal raw materials used in those operations are phenol, chlorine, solvent, caustic, methylene chloride and arsenic trioxide, each of which the Company purchases from a limited number of suppliers. The Company does not maintain supply contracts with any of those suppliers of those raw materials. However, the Company believes that these raw materials are each readily available from a variety of sources and the loss of any of the Company's suppliers would not have a material adverse effect on its business, financial condition or results of operations.

         The Company has two suppliers of the creosote it sells. Under the Company's long-term supply contract with Reilly, the Company must purchase annual quantities at varying prices per pound. The Company's creosote supply contract with Rutgers is renewable annually ending December 31. The Company must purchase an agreed minimum volume in each calendar year. The purchase price for creosote is fixed for calendar year 2001 but is subject to adjustment on renewal.

         CUSTOMERS

         The Company sells its chemical products to approximately 110 customers. One customer, Kerr McGee Chemical Corp., accounted for approximately 15% of the Company's revenues in fiscal 2001, 12% in fiscal 2000 and 15% in fiscal 1999. No other customer accounted for 10% or more in those fiscal years.

         MARKETING

         The Company markets its chemicals in the United States through five employees and one independent sales agent. Outside the United States, the Company sells its products directly and through sales agency contracts to local lumber producers or to chemical companies for those producers in over 20 countries.

         COMPETITION

         There are only a few firms competing with the Company in the sale of its wood preservatives or MSMA products. The Company competes by selling its products at competitive prices and maintaining a strong commitment to product quality and customer service.

         The Company is one of only two companies producing penta for sale in the United States. The Company believes that it currently supplies almost half of the penta sold in the United States. The other penta producer in the United States is Vulcan Chemicals, Inc., a company that has larger sales volumes and greater financial and other resources than the Company. The Company believes that there is one significant competitor for creosote sales in the United States and two other lesser suppliers.

         There are three other firms that sell MSMA products in the United States, primarily for use on cotton. For several years, however, cotton farmers in the United States have been planting genetically modified cotton seed that is resistant to the herbicide Roundup(R) and other glyphosate herbicides. As farmers converted to that seed and to glyphosate herbicides, MSMA products became niche products used primarily by farmers who are sensitive to the higher cost of the genetically modified seed program. The companies selling resistant seed and glyphosate herbicides have much greater financial and other resources than the Company.

         Penta, creosote and MSMA must be registered prior to sale under United States law. See "--Environmental and Safety Matters--Licenses, Permits and Product Registrations." As a condition to registration, any company wishing to manufacture and sell these products must provide to the EPA substantial scientific research and testing data regarding the chemistry and toxicology of the products. That data must be generated by the applicant or the applicant must compensate other data providers for relying on their information. The Company believes that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors in the United States market, particularly those with lesser financial resources. While the Company has no reason to believe that the registration requirement will be discontinued or materially modified, there can be no assurances as to the effect of such a discontinuation or modification on the Company's competitive position.

         EMPLOYEES

         As of the end of fiscal 2001, the Company had a total of 55 full-time employees. Ten of the Company's employees worked at the Company's corporate offices in Houston, Texas, 39 at the Matamoros facility, six at the Tuscaloosa facility and one worked in Louisiana. None of the employees in the United States are represented by a labor union but 24 of the Company's employees in Mexico are represented under a labor contract. The Company believes that it has good relations with its employees.

         ENVIRONMENTAL AND SAFETY MATTERS

         The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company believes that it is currently in substantial compliance with all such applicable laws and regulations. The Company must devote substantial financial resources to ensure such compliance. For a discussion of the Company's expenditures regarding environmental matters, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources."

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

         LICENSES, PERMITS AND PRODUCT REGISTRATIONS. Certain licenses, permits and product registrations are required for the Company's products and operations in the United States, Mexico and other countries in which the Company does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers of pesticides such as penta, creosote and MSMA are required to obtain a registration for their products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") from the EPA in order to sell those products in the United States. Compliance with the registration system under FIFRA has had and will in the future have a material effect on the Company's business, financial condition and results of operations. The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under an agreement with the other industry participants, the Company shares research and testing costs pertaining to its chemical products based on its relative market share. The Company incurred expenses of approximately $716 thousand, $756 thousand and $721 thousand in connection with the FIFRA research and testing program in fiscal 2001, 2000 and 1999, respectively.

ITEM 2.  PROPERTIES

         Set forth below is information with respect to certain of the Company's properties.


                                                                                                      LEASE
                                                           APPROXIMATE            OWNED/           EXPIRATION
LOCATION                            PRIMARY USE                SIZE               LEASED              DATE
--------                         ----------------          ------------           ------           ----------
Houston, Texas                   Corporate Office          8,000 square           Leased            March 31,
                                                               feet                                   2004

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal actions or proceedings that it believes will have a material adverse effect on its business, results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of fiscal 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock is traded under the trading symbol "KMGB" on The Nasdaq SmallCap Market. The approximate high and low bid quotations in fiscal 2001 and 2000, adjusted for a stock dividend in March 2001, were as follows:


                                     2001                        2000
                               ----------------            ----------------
         PERIOD:               HIGH        LOW             HIGH        LOW
         ------                ----        ----            ----        ----
         First quarter         4.77        3.64            6.14        4.09
         Second quarter        5.91        2.84            5.74        3.64
         Third quarter         4.32        2.00            5.68        3.64
         Fourth quarter        3.76        3.10            5.23        4.09


These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The quotations are based on information reported by the National Association of Securities Dealers, Inc.

         As of September 30, 2001, there were 7,681,981 shares of Common Stock issued (including 180,000 treasury shares) and 7,501,981 shares outstanding held by approximately 600 shareholders of record, and more than 300 round lot holders.

         KMG declared and paid cash dividends in fiscal 2001 and 2000 as follows:


         DATE DECLARED:        DATE PAID:        AMOUNT ($):      PER SHARE ($)
         -------------         ---------         ----------       -------------
         March 2001          April 2001             150,039                 .02
         September 2000      September 2000         140,003                 .02
         February 2000       March 2000             140,003                 .02
         August 1999         September 1999         140,003                 .02

The Company declared and paid a ten percent stock dividend in March 2001. Additionally, the Company declared a dividend in August 2001 of $.02 per share ($150,039) payable in September 2001. The Company anticipates that future earnings will be retained to finance the continuing development of its business. The Company does not anticipate paying substantial dividends on the Common Stock in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected statement of operations, per share data and balance sheet data for each of the five years ended July 31, 2001 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements.


                                                               YEAR ENDED JULY 31,
                                    ------------------------------------------------------------------------------
                                     2001              2000              1999              1998             1997
                                    -------           -------           -------           -------          -------
                                                  (Amounts in thousands except per share data)
Net sales                           $35,791           $33,754           $36,389           $22,657          $19,485

Net income                          $ 2,640           $ 3,845           $ 3,752           $ 3,206          $ 2,709

Net income per:

   Basic shares outstanding         $  0.35           $  0.50           $  0.49           $  0.46          $  0.39

   Diluted shares outstanding       $  0.35           $  0.50           $  0.48           $  0.46          $  0.39

Total assets                        $27,760           $25,312           $22,792           $20,099          $ 9,386

Long-term obligations               $ 1,615           $ 2,554           $ 3,427           $ 5,268          $     0

Cash dividends declared per
   share                            $  0.04           $  0.04           $  0.03           $  0.02          $  0.02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table sets forth the Company's net sales and certain other financial data for the three fiscal years ended July 31, 2001:


                                                                 YEARS ENDED JULY 31,
                                                -----------------------------------------------------
                                                    2001                 2000                 1999
                                                -----------          -----------          -----------
Net sales                                       $35,790,990          $33,754,285          $36,388,799

Gross profit                                     12,004,737           13,221,357           12,821,876

Gross profit as percent of Net Sales                   33.5%                39.2%                35.2%

Selling, general and administrative expense       7,751,488            7,070,806            6,765,537

Operating income                                  4,253,249            6,150,551            6,056,339

Other income (expense), net                           5,363               19,375               (4,134)

Income before taxes                               4,258,612            6,169,926            6,052,205

Provision for income taxes                       (1,618,272)          (2,325,121)          (2,299,838)

Net income                                      $ 2,640,340          $ 3,884,805          $ 3,752,367

         SALES REVENUE

         2001 VS 2000. Net sales revenue in fiscal 2001 was 6% greater than in fiscal 2000. Although sales revenue from the Company's wood treating chemicals was down significantly in fiscal 2001, that decline was offset by the Company's sales of MSMA products, which began during the second quarter of fiscal 2001. Management believes that wood treating chemical sales declined in fiscal 2001 because commercial demand for railroad crossties and utility poles was below historical levels during the year. Crosstie replacement projects appear to have been deferred by major railroads. Deregulation and mergers in the utility industry led to inventory consolidations that reduced overall demand for replacement utility poles. Additionally, some utilities shifted to purchases of poles treated with a competing product, CCA. Because the Company's penta product is dissolved in oil to create a treating solution, higher diesel oil prices since fiscal 2000 have meant that treating solutions made using CCA enjoyed a widened price differential over the Company's product compared to historical levels.

         Gross profit for fiscal 2001 was down 9.2% from the prior fiscal year and the Company's gross profit margin declined to 33.5% from 39.2%. The decrease in gross profit and margin was attributable to the decline in higher margin penta sales.

         2000 VS 1999. Net sales revenue for fiscal 2000 was 7.2% less than in fiscal 1999, a decline caused by reduced sales volume for the Company's wood treating products. Penta product volume fell because utility company consolidations in North America reduced demand for utility poles, the principal wood product treated with penta, and because diesel oil prices were at historically high levels. An additional factor, however, was that the Company's penta-based sapstain product was not renewed for use in its two largest markets, Chile and Malaysia. Creosote sales were adversely affected by a deferral of railroad crosstie replacement by major railroads.

         Gross profit for fiscal 2000 increased 3.1% over fiscal 1999 and gross profit margin increased from 35.2% to 39.2%. Higher per unit wood treating chemicals sales revenues coupled with lower per unit manufacturing costs of penta products helped maintain gross profit in the face of declining net sales revenue.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for fiscal 2001 were $681 thousand higher than fiscal 2000 and fiscal 2000 was $305 higher than fiscal 1999. Most of the increase in fiscal 2001 was for expenses related to the MSMA products line purchased in October 2000. The Company also incurred severance costs in the most recent fiscal year for a force reduction at the Company's manufacturing facility in Mexico. Selling, general and administrative expenses increased in fiscal 2000 as compared to fiscal 1999 from increased testing and research costs for creosote and from expenses incurred in pursuing growth by acquiring niche chemical products. Also, the Company absorbed additional storage and distribution expenses related to creosote purchased from Rutgers. Prior to November 1998 the Company acted as an agent on behalf of Rutgers, and those creosote expenses were borne by Rutgers. In November 1998 the agency arrangement was terminated and the Company began to purchase creosote from Rutgers for its own account and now bears creosote related expenses formerly absorbed by Rutgers.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased in fiscal 2001 to $3.1 million as compared with approximately $7.8 million and $4.8 million at the end of fiscal 2000 and 1999. The decrease in fiscal 2001 was attributable to the Company's MSMA product line acquisition.

         The Company's wholly-owned subsidiary, KMG, has a working capital line of credit under a Revolving Loan Agreement (as amended from time to time, the "Revolving Credit Facility") with SouthTrust Bank of Alabama, National Association ("SouthTrust"). Under the Revolving Credit Facility, the Company may borrow up to the lesser of $3.5 million or a borrowing base (as defined therein). The Revolving Credit Facility contains various representations and warranties and affirmative and negative covenants applicable to KMG, including a limitation that equity investments or loans by KMG not exceed $250 thousand and a requirement to obtain the lender's consent prior to replacing the President and chairman of the board of directors of KMG, David L. Hatcher, or any merger, reorganization or recapitalization of KMG. In addition, the Revolving Credit Facility requires KMG to maintain (i) a tangible net worth (as defined therein) of not less than $5.0 million, (ii) a fixed charge coverage ratio of at least
1.25 to 1.0, and (iii) a ratio of liabilities to tangible net worth of not more than 2.0 to 1.0 beginning at the end of fiscal 2000. As of September 30, 2001 the Company's borrowing base under the Revolving Credit Facility was $3.5 million and no amount had been borrowed.

         In fiscal 2001 the Company purchased its MSMA product line for $2.3 million and invested approximately $2.4 million in capital improvements, most of which was for the relocation of the MSMA facility. The MSMA product line also was responsible for the increased levels of Company inventory and trade accounts receivable in fiscal 2001.

         In fiscal 1998 the Company purchased certain creosote registrations that were financed in part by a $6 million term loan to KMG by SouthTrust. The term loan bears interest at a fixed rate of 7.32%. It is being amortized over seven years in equal monthly installments that total approximately $1 million per year. In fiscal 1999 the Company prepaid an additional $1 million of principal on the term loan. As of September 30, 2001, the principal balance outstanding under the term loan was $2.4 million.

         The Company's capital expenditures and operating expenses for environmental matters, excluding FIFRA testing and data submission costs, were approximately $387 thousand in fiscal 2001 and $281 thousand and $300 thousand in fiscal 2000 and 1999. The Company estimates that its capital expenditures and operating expenses for environmental matters other than FIFRA will be approximately $508 thousand in fiscal 2002. The Company expensed approximately $716 thousand for testing costs under FIFRA in fiscal 2001 and approximately $756 thousand and $721 thousand testing in fiscal 2000 and 1999. Management believes that total FIFRA testing costs for will be approximately $625 thousand in fiscal 2002. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While the Company does not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain information included or incorporated by reference in this report is forward-looking, including statements contained in "Management's Discussion and Analysis of Operations." It includes statements regarding the intent, belief and current expectations of the Company and its directors and officers. Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with long-standing customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company beginning August 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Management does not believe the adoption of SFAS 133 has a significant impact on the financial position, results of operation, or cash flows of the Company because it currently has no contracts that qualify as derivatives under the provisions of this new standard. The Financial Accounting Standards Board and the Derivatives Implementation Group continue to discuss several issues that, once decided, could have additional impact on the Company's financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business, primarily from changes in foreign exchange rates. The Company does not utilize derivative financial instruments or hedging transactions to manage that risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

         FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
         Independent Auditors' Report                                       16
         Consolidated Balance Sheets as of July 31, 2001
            and 1999                                                        17
         Consolidated Statements of Income for the Years Ended
            July 31, 2001, 2000 and 1999                                    18
         Consolidated Statements of Stockholders' Equity for the
            Years Ended July 31, 2001, 2000 and 1999                        19
         Consolidated Statements of Cash Flows for the
            Years Ended July 31, 2001, 2000 and 1999                        20
         Notes to Consolidated Financial Statements                         21

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the "Company") as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Houston, Texas
September 14, 2001

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                                    2001               2000
                                                                                                 -----------        -----------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                     $ 3,126,781        $ 7,830,843
   Accounts receivable:
      Trade, net of allowance for doubtful accounts of $130,000 in 2001 and $120,000 in 2000       4,870,148          3,166,625
      Other                                                                                          130,003             73,576
   Notes receivable from related parties - current portion                                            35,938            724,767
   Inventories                                                                                     4,876,261          2,842,724
   Prepaid expenses and other current assets                                                         309,181            187,966
                                                                                                 -----------        -----------

         Total current assets                                                                     13,348,312         14,826,501

PROPERTY, PLANT, AND EQUIPMENT - Net of accumulated depreciation                                   5,393,697          2,189,958

NOTES RECEIVABLE FROM RELATED PARTIES - Less current portion                                          82,602            116,781

DEFERRED TAX ASSET                                                                                   328,146            289,684

OTHER ASSETS                                                                                       8,607,531          7,889,455
                                                                                                 -----------        -----------

TOTAL                                                                                            $27,760,288        $25,312,379
                                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                              $ 3,961,865        $ 3,121,500
   Accrued liabilities                                                                             1,967,891          1,174,621
   Current portion of long-term debt                                                                 939,906            872,881
                                                                                                 -----------        -----------

         Total current liabilities                                                                 6,869,662          5,169,002

LONG-TERM DEBT                                                                                     1,614,513          2,554,414
                                                                                                 -----------        -----------

         Total liabilities                                                                         8,484,175          7,723,416
                                                                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
   Common stock, $.01 par value; 40,000,000 shares authorized, 7,681,981 and
      7,000,169 shares issued, and 7,501,981 and 7,000,169 outstanding in 2001
      and 2000, respectively                                                                          76,820             70,002
   Additional paid-in capital                                                                      3,363,952          1,129,507
   Treasury stock                                                                                   (900,000)
   Accumulated other comprehensive income - unrealized gain on available for sale securities         211,480
   Retained earnings                                                                              16,523,861         16,389,454
                                                                                                 -----------        -----------

         Total stockholders' equity                                                               19,276,113         17,588,963
                                                                                                 -----------        -----------

TOTAL                                                                                            $27,760,288        $25,312,379
                                                                                                 ===========        ===========

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                              2001           2000           1999
                                           -----------    -----------    -----------
NET SALES                                  $35,790,990    $33,754,285    $36,388,799

COST OF SALES                               23,786,253     20,532,928     23,566,923
                                           -----------    -----------    -----------

      Gross profit                          12,004,737     13,221,357     12,821,876

SELLING, GENERAL, AND ADMINISTRATIVE
   EXPENSES                                  7,751,488      7,070,806      6,765,537
                                           -----------    -----------    -----------

      Operating income                       4,253,249      6,150,551      6,056,339

OTHER INCOME (EXPENSE):
   Interest income                             259,666        322,351        203,796
   Interest expense                           (238,994)      (288,095)      (387,599)
   Other, net                                  (15,309)       (14,881)       179,669
                                           -----------    -----------    -----------

      Total other income (expense), net          5,363         19,375         (4,134)
                                           -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                   4,258,612      6,169,926      6,052,205

PROVISION FOR INCOME TAXES                   1,618,272      2,325,121      2,299,838
                                           -----------    -----------    -----------

NET INCOME                                 $ 2,640,340    $ 3,844,805    $ 3,752,367
                                           ===========    ===========    ===========

EARNINGS PER COMMON SHARE:
   Basic                                   $      0.35    $      0.50    $      0.49
                                           ===========    ===========    ===========

   Diluted                                 $      0.35    $      0.50    $      0.48
                                           ===========    ===========    ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                     7,538,967      7,681,981      7,681,981
                                           ===========    ===========    ===========

   Diluted                                   7,592,232      7,749,455      7,758,701
                                           ===========    ===========    ===========

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                      COMMON STOCK                                                  ACCUMULATED
                                   -------------------   ADDITIONAL                                   OTHER           TOTAL
                                    SHARES       PAR      PAID-IN     TREASURY      RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                    ISSUED      VALUE     CAPITAL       STOCK       EARNINGS         INCOME          EQUITY
                                   ---------   -------   ----------   ---------   -----------    -------------    ------------
BALANCE, AUGUST 1, 1998            7,000,169   $70,002   $1,063,385               $ 9,142,291                     $ 10,275,678

   Dividends                                                                          (70,002)                         (70,002)

   Net income                                                                       3,752,367                        3,752,367
                                   ---------   -------   ----------   ---------   -----------    -------------    ------------

BALANCE, JULY 31, 1999             7,000,169    70,002    1,063,385                12,824,656                       13,958,043

   Warrants issued in exchange
      for services                                           66,122                                                     66,122

   Dividends                                                                         (280,007)                        (280,007)

   Net income                                                                       3,844,805                        3,844,805
                                   ---------   -------   ----------   ---------   -----------    -------------    ------------

BALANCE, JULY 31, 2000             7,000,169    70,002    1,129,507                16,389,454                       17,588,963

   Warrants issued in exchange
      for services                                           25,374                                                     25,374

   Stock dividends                   681,812     6,818    2,209,071                (2,215,889)

   Treasury stock purchased                                           $(900,000)                                      (900,000)

   Dividends                                                                         (290,044)                        (290,044)

   Net income                                                                       2,640,340                        2,640,340

   Unrealized gain on available
      for sale securities                                                                        $     211,480         211,480
                                   ---------   -------   ----------   ---------   -----------    -------------    ------------

BALANCE, JULY 31, 2001             7,681,981   $76,820   $3,363,952   $(900,000)  $16,523,861    $     211,480    $ 19,276,113
                                   =========   =======   ==========   =========   ===========    =============    ============

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                   2001             2000             1999
                                                                                -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 2,640,340      $ 3,844,805      $ 3,752,367
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            1,128,107        1,065,760        1,042,399
         Gain on sale of securities                                                                     (829)
         (Gain) loss on sale or abandonment of equipment                              1,448           (7,271)             501
         Warrants issued in exchange for services                                    25,374           66,122
         Forgiveness of notes receivable from related parties                        74,023           71,288
         Deferred income tax benefit                                                (38,462)         (38,186)        (113,954)
         Changes in operating assets and liabilities:
            Accounts receivable - trade                                          (1,703,523)          91,759          312,124
            Accounts receivable - other                                             (56,427)         (10,027)          14,216
            Inventories                                                          (2,033,537)        (298,111)        (793,267)
            Prepaid expenses and other current assets                              (121,215)          40,202          (75,786)
            Accounts payable                                                        840,365         (499,499)         278,729
            Accrued liabilities                                                     793,270          198,898          582,216
                                                                                -----------      -----------      -----------

               Net cash provided by operating activities                          1,549,763        4,524,911        4,999,545
                                                                                -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                   (2,441,247)        (231,551)        (228,871)
   Proceeds from sale of securities                                                                    7,752
   Proceeds from sale of equipment                                                                     8,500              801
   Loans to related parties                                                                                          (324,854)
   Collection of notes receivable from related parties                              648,985           19,836            8,305
   MSMA product line purchase                                                    (2,300,000)
   Additions to other assets                                                        (98,643)        (286,452)          (8,564)
   Collection of other assets                                                                         29,843          113,954
                                                                                -----------      -----------      -----------

               Net cash used in investing activities                             (4,190,905)        (452,072)        (439,229)
                                                                                -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                                            (290,044)        (280,007)        (210,006)
   Purchase of treasury stock                                                      (900,000)
   Principal payments on borrowings                                                (872,876)        (809,875)      (1,710,372)
                                                                                -----------      -----------      -----------

               Net cash used in financing activities                             (2,062,920)      (1,089,882)      (1,920,378)
                                                                                -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (4,704,062)       2,982,957        2,639,938

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      7,830,843        4,847,886        2,207,948
                                                                                -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 3,126,781      $ 7,830,843      $ 4,847,886
                                                                                ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION -
   Cash paid during the year for:
   Interest                                                                     $   238,994      $   288,095      $   387,599
                                                                                ===========      ===========      ===========

   Income taxes                                                                 $ 1,721,855      $ 2,334,730      $ 2,298,187
                                                                                ===========      ===========      ===========

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - KMG Chemicals, Inc. (the "Company") is principally involved in the sale and manufacture of specialty chemicals in niche markets. At the present time, the company sells three wood preserving chemicals, pentachlorophenol ("penta"), creosote and sodium pentacholorphenate ("sodium penta"), and an herbicide product consisting of monosodium and disodium methanearsonic acids ("MSMA"). Penta-manufacturing operations are conducted through KMG de Mexico ("KMEX"), a Mexican corporation and 99.98 percent owned subsidiary, at a plant in Matamoros, Mexico. The penta plant began operations in 1986 and was moved to a new location in Matamoros in May 1997. The Company has two main suppliers of creosote, which it sells throughout the United States.

      The Company's MSMA agricultural chemicals product line was acquired form Zeneca Ag Products, Inc. ("Zeneca") in October 2000. The MSMA production facility acquired from Zeneca was relocated adjacent to the Company's penta manufacturing facility and reassembled. The Company's MSMA herbicides are sold under the name Bueno-Registered Trademark- 6 in the United States to protect cotton crops, primarily in the southern cotton-growing states and in California, and under the name Ansar-Registered Trademark- 6.6 to state agencies to control highway weed growth.

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

      CURRENCY TRANSLATION - The U.S. dollar is the functional currency for the Company's foreign operations. For those operations, remeasurements to U.S. dollars from currency translations are included in the statement of income.

      STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25 for stock options granted to employees; however, the Company accounts for stock options granted to non-employees under the provisions of SFAS 123.

      INTANGIBLE ASSETS - For financial statement purposes, intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets (see Note 6).

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The notes receivable, including the current portion, are of a related-party nature, and it is not practicable to estimate their fair value. The fair value of the Company's debt at July 31, 2001 and 2000 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

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

      NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company beginning August 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Management does not believe the adoption of SFAS 133 has a significant impact on the financial position, results of operation, or cash flows of the Company because it currently has no contracts that qualify as derivatives under the provisions of this new standard. The Financial Accounting Standards Board and the Derivatives Implementation Group continue to discuss several issues that, once decided, could have additional impact on the Company's financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its financial position and results of operations.

      RECLASSIFICATIONS - Certain reclassifications of prior year amounts have been made to conform to current year presentation.

 2.   INVENTORIES

      Inventories are summarized as follows at July 31:


                                                     2001                 2000
                                                  -----------          -----------
      Chemical raw materials and supplies         $   283,976          $   344,582
      Finished chemical products                    4,592,285            2,498,142
                                                  -----------          -----------

      Total                                        $4,876,261           $2,842,724
                                                  ===========          ===========

 3.   PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31:


                                                          2001                 2000
                                                       -----------          -----------
      Land                                             $   302,527          $   302,527
      Buildings                                            751,826              718,002
      Plant                                                519,738              445,605
      Equipment                                          2,943,149            2,750,992
      Leasehold improvements                                38,425               38,425
      Construction-in-progress                           3,318,438              107,612
                                                       -----------          -----------
                                                         7,874,103            4,363,163

      Less accumulated depreciation and amortization    (2,480,406)          (2,173,205)
                                                       -----------          -----------

      Property, plant and equipment - net              $ 5,393,697          $ 2,189,958
                                                       ===========          ===========

      On October 3, 2000, the Company acquired the monosodium/-disodium methanearsonic acid ("MSMA") herbicides product line (see Note 6) and its manufacturing facility from Zeneca Limited, for a total acquisition cost of $2.3 million. The MSMA manufacturing facility, originally located in Houston, Texas, is being dismantled and reassembled adjacent to the Company's penta manufacturing facility in Matamoros, Mexico. Included in construction-in-progress at July 31, 2001 are costs of approximately $3.3 million related to the purchase and relocation of the MSMA manufacturing facility.

      Depreciation is principally computed using a straight-line method over the estimated useful lives of the assets. Depreciation expense was $336,060, $333,712 and $310,344 in 2001, 2000 and 1999, respectively. The estimated useful lives of classes of assets are as follows:


             ASSET DESCRIPTION                          LIFE (YEARS)
             -----------------                          ------------
             Building                                   15 to 30
             Plant                                      10 to 18
             Equipment                                  3 to 10
             Leasehold improvements                     5 to 8

 4.   FOREIGN CURRENCY REMEASUREMENT

      Monetary assets and liabilities and income items for KMEX are remeasured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are remeasured at historical rates. Expense items for KMEX are remeasured at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency remeasurement for KMEX are included in operations. Foreign currency remeasurement resulted in an aggregate exchange gain of $11,705 in 2001 and $15,416 in 1999 and an aggregate exchange loss of $1,901 in 2000.

 5.   INCOME TAXES

      The geographical sources of income before income taxes for each of the three years in the period ended July 31, 2001, 2000 and 1999 were as follows:

                                                   2001             2000             1999
                                                ----------       ----------       ----------
         United States                          $3,834,408       $5,883,560       $5,661,546
         Foreign                                   424,204          286,366          390,659
                                                ----------       ----------       ----------

         Income before income taxes             $4,258,612       $6,169,926       $6,052,205
                                                ==========       ==========       ==========

      The provision for income taxes consisted of the following:

                                                   2001             2000             1999
                                                ----------       ----------       ----------
         Current federal provision              $1,303,699       $2,050,567       $2,076,502
         Current foreign provision                 238,003          114,546          144,544
         Current state provision                   115,032          198,194          192,746
         Deferred income tax benefit               (38,462)         (38,186)        (113,954)
                                                ----------       ----------       ----------

         Total                                  $1,618,272       $2,325,121       $2,299,838
                                                ==========       ==========       ==========

      Deferred income taxes are provided on all temporary differences between financial and taxable income. Significant components of the Company's deferred tax assets and liabilities as of July 31, 2001, 2000 and 1999 are as follows:

                                                                   2001           2000           1999
                                                                 --------       --------       --------
         Deferred tax assets (liabilities):
            Inventory                                                           $ 19,944       $ 19,944
            Bad debt expense                                     $ 22,192         44,400         72,150
            Difference in depreciable basis of property           161,186        127,242        118,929
            Difference in amortization basis of intangibles       144,768         98,098         40,475
                                                                 --------       --------       --------

         Total                                                   $328,146       $289,684       $251,498
                                                                 ========       ========       ========

      The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal and Mexican income tax rate to earnings before income taxes for the year ended July 31:

                                                                    2001           2000           1999
                                                                 ----------     ----------     ----------
         Provision for income taxes at the statutory rate        $1,364,370     $2,003,210     $1,997,436
         State income taxes                                         113,558        207,365        157,858
         Other                                                      140,344        114,546        144,544
                                                                 ----------     ----------     ----------

         Total                                                   $1,618,272     $2,325,121     $2,299,838
                                                                 ==========     ==========     ==========

 6.   OTHER ASSETS

      Other assets consisted of the following at July 31:


                                                                               2001            2000
                                                                            ----------      ----------
         Intangible assets - creosote sales and distribution, net of accumulated amortization of $925,000 in 2001 and
            $625,000 in 2000                                                $3,575,000      $3,875,000
         Creosote supply contract, net of accumulated amortization of
            $1,233,335 in 2001 and $833,335 in 2000                          2,766,665       3,166,665
         Intangible assets - MSMA product line, net of accumulated
            amortization of $60,000 in 2001                                  1,140,000
         Advances for premiums on employee-owned life insurance
            policies (see Note 9)                                              448,364         412,217
         Licensing agreement, net of accumulated amortization of
            $177,738 in 2001 and $154,881 in 2000                              142,262         165,119
         Fair value of investments in available-for-sale securities            361,480         150,000
         Other                                                                 173,760         120,454
                                                                            ----------      ----------

         Total                                                              $8,607,531      $7,889,455
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

      On October 3, 2000, the Company acquired various intangible assets, such as brand names and customer lists, in connection with the purchase of the MSMA herbicides product line from Zeneca Limited (see Note 3). Approximately $1.15 million of the total $2.3 million acquisition cost was allocated to the intangible assets purchased. These costs are being amortized on a straight-line basis over a 15-year term, which approximates the life of the assets purchased.

 7.   LONG-TERM DEBT

      Effective August 1, 1996, the Company entered into a revolving line-of-credit agreement with a bank that provides for borrowings of up to $3,500,000. The borrowing base under this agreement is limited by a formula defined in the agreement based on the amount of receivables and inventory. Interest payments will be due monthly. The line of credit is subject to a one-fourth percent unused line fee and is secured by the Company's receivables, inventory, and general intangibles. The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum net worth requirements. No borrowings were outstanding under this agreement at July 31, 2001 or 2000. The termination date of this loan agreement is January 31, 2004.

      On June 26, 1998, the Company entered into a term loan with an original maturity date of July 1, 2005 for $6,000,000 with a bank. Starting August 1, 1998, the Company began making monthly principal and interest payments of $91,498. This term loan is secured by the Company's receivables, inventory, and general intangibles. The interest rate of the term loan is fixed at 7.32 percent per annum. At July 31, 2001, the Company was in compliance with its various debt covenants which, among other things, has restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum and ratio requirements on tangible net worth.

      The term loan note at July 31, 2001 matures as follows:


                      YEAR ENDING
                        JULY 31,
                      -----------
                      2002                $  939,906
                      2003                 1,013,776
                      2004                   600,737
                                          ----------

                      Total               $2,554,419
                                          ==========

 8.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company has noncancelable operating leases for its office and warehouse facilities and certain transportation equipment. At July 31, 2001, the Company was obligated under these leases for the following future minimum lease commitments:

                      2002                $  355,316
                      2003                   333,882
                      2004                   251,044
                                          ----------

                      Total               $  940,242
                                          ==========

      Rent expense relating to the operating leases was $437,103, $346,138 and $317,361 in 2001, 2000 and 1999, respectively.

      ENVIRONMENTAL - As a manufacturer and supplier of wood treatment products and herbicides, the Company is subject to a variety of health, safety, and environmental laws within the countries in which it operates. These governments may implement new laws or regulations that amend or impose restrictions on the sale or use of the Company's raw materials and products. In management's opinion, the Company is currently in compliance with all applicable laws and regulations, and no actions or proceedings against the Company are known to be in process.

      Producers of chemicals such as penta, creosote and MSMA are required by the Environmental Protection Agency ("EPA") to obtain a registration for their products under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA") in order to sell those products in the United States. The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticides produced by manufacturers. Under an agreement with other industry participants, the Company shares the costs of the research and testing required by FIFRA, as well as possible compliance testing required by foreign governments, based on relative market share. In the current year, data obtained from these tests were consistent with historical test results and will not, in management's opinion, hinder the re-registration of the Company's pesticide products.

      The Company incurred expenses in connection with the FIFRA research and testing programs of approximately $716,000, $756,000 and $721,000 in 2001, 2000 and 1999, respectively. These costs are included in selling, general, and administrative expenses.

      Future costs to the Company of the research and testing programs are difficult to quantify, since foreign governments have the authority to amend testing protocols and/or mandate additional tests. However, management estimates that these future costs will be approximately $625,000 per year and intends to expense these costs as incurred.

      LAWSUITS - The Company is involved in various claims and lawsuits in the normal course of business. Management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial position or results of operations.

 9.   RELATED-PARTY TRANSACTIONS

      During 1991, the Company entered into "split-dollar insurance" arrangements with two officers/stockholders. Under these arrangements, the Company advances funds for insurance premiums and records these advances as a noncurrent asset. The Company has a security interest in the insurance policies to the extent of the advances made. The security interest is to be satisfied either from death benefit proceeds or, in the event of termination of the arrangement(s), by reimbursement from the officer(s)/stockholder(s). During fiscal 1998, the arrangement with one such officer was terminated under the provisions of a five-year employment agreement and converted to a noninterest-bearing promissory note. As a portion of the officer's compensation under the employment agreement, the note is being amortized to compensation expense by the Company over a five-year period beginning January 1, 2000 (see Note 6); such amortization was $74,023 and $71,288 in 2001 and 2000, respectively.

      The Company advanced funds to an officer under unsecured promissory notes dated May 15, 1998 and July 15, 1994. The 1998 note was due in annual installments of $28,571, plus interest at 8 percent, with installments starting May 15, 2001. The 1994 note was due in semimonthly installments of $1,000, including interest at 6.5 percent. The amount outstanding under these notes was $0 and $428,057 at July 31, 2001 and 2000, respectively.

      In August 1998, the Company purchased a $200,000 participation in a loan by Sterling Bank to National Health Capital, Ltd. ("NHC"), a limited partnership engaged in purchasing medical receivables. In November 1998, the Company made an additional loan of $200,000 to NHC. At the time of these transactions, directors of the Company were directors of the general partner of NHC, limited partners in NHC, and one director was president of NHC. NHC ceased operations in 1999 and began the process of recovering on its assets and winding up its business. Management believes that at that time, and through the date that the interest in theses notes was purchased by an officer of the Company (see below), the notes receivable were collectible. Both loans were modified and renewed as of October 1999. The participation loan bore no interest and was due August 20, 2000. The second loan bore no interest and was due on September 30, 2000.

      On October 18, 2000, the Company completed its purchase of 180,000 shares of the Company's outstanding common stock from an officer at a price of $5.00 per share, the value of the Company's common stock on August 29, 2000, the date on which the Company's Board of Directors approved the transaction. In accordance with the Company's desire to remove certain related party transactions from its accounts, the proceeds from the sale were used by the officer to purchase the Company's interest in the two NHC notes referred to above, and to repay the loans made to the officer by the Company in fiscal 1998 and 1994.

10.   EMPLOYEE BENEFIT PLANS

      The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The participants may contribute from 3 percent to 15 percent of their compensation, and the Company makes matching contributions under this plan equal to 3 percent of the participant's compensation. Company contributions to the plan totaled approximately $30,000, $40,000 and $46,000 in 2001, 2000 and 1999, respectively.

      In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant's three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company's other pension plan payments to the participant, if any, the Company's 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. As of July 31, 2001, none of the Company's executives were designated as a participant in the plan; however, one executive was designated as a participant in August 2001.

11.   SIGNIFICANT CUSTOMERS

      The Company had one significant customer in 2001, 2000 and 1999 whose sales as a percentage of total sales were 15 percent, 12 percent and 15 percent, respectively.

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

      In 2000 the Company granted an option to acquire 40,000 shares of common stock in consideration for investor relations consulting services. These options would have vested if before January 1, 2000 the average closing price of the Company's common stock equaled or exceeded $9.00 per share for ten consecutive days, however, the options failed to vest and expired unexercised. Also in 2000 the Company granted warrants to acquire 25,000 shares of common stock to JP Turner & Company L.L.P. for consulting services as requested by the Company and pertaining to the evaluation of acquisition and financing transactions and to investor relations. The warrants are immediately exercisable at a price of $5.50 per share of common stock through March 17, 2003.

      In 2000, the Company granted a warrant for the purchase of 25,000 shares of the Company's common stock to Gilman Financial Corporation, a company that employs a Director of the Company, in exchange for consulting services with respect to developing, studying, and evaluating merger and acquisition proposals. The warrant is immediately exercisable at a price of $5.50 per share of common stock through March 6, 2009.

      Stock option and warrants activity for the Company in 2001, 2000 and 1999 was as follows:

                                              2001                      2000                          1999
                                       ---------------------     ---------------------     ---------------------
                                                   WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                        NUMBER      AVERAGE       NUMBER      AVERAGE       NUMBER      AVERAGE
                                          OF       EXERCISE         OF       EXERCISE         OF       EXERCISE
                                        SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                                       -------     ---------     -------     ---------     -------     ---------
Stock options and warrants
   outstanding, beginning of year      154,171     $    3.67     160,171     $    3.69      70,171     $    1.73
Granted                                190,000          3.55      34,000          5.17      90,000          5.21
Cancelled                                                        (40,000)         5.00
                                       -------     ---------     -------     ---------     -------     ---------

Stock options and warrants
   outstanding, end of year            344,171     $    3.61     154,171     $    3.67     160,171     $    3.69
                                       =======     =========     =======     =========     =======     =========

      Options and warrants outstanding as of July 31, 2001 are as follows:

                                     WEIGHTED-
                                      AVERAGE        WEIGHTED-                       WEIGHTED-
 RANGE OF                            REMAINING        AVERAGE                         AVERAGE
 EXERCISE            SHARES         CONTRACTUAL      EXERCISE         SHARES         EXERCISE
  PRICE            OUTSTANDING         LIFE            PRICE        EXERCISABLE        PRICE
-----------        -----------      -----------      ---------      -----------      ---------
$     0.213             43,671             3.22      $   0.213           43,671      $   0.213
3.44 - 5.50            300,500            10.87          4.100           79,300          5.170

      At July 31, 2001, options were exercisable for 122,971 shares at a weighted-average exercise price of $3.41. The remaining contractual life of these options was approximately 7.9 years. At July 31, 2001, 355,829 shares were available for future option grants.

      The weighted-average fair value of options granted during 2001, 2000 and 1999 was $103,176, $114,314 and $95,488, respectively. The effect of these options would have decreased basic and diluted EPS by $.01 per share in 2001 and $.02 per share during 2000 and 1999, respectively. Fair value of the options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2001, 2000 and 1999:

                                                2001      2000       1999
                                                -----     -----      -----
         Weighted-average expected life         12.91      9.66      11.94
         Volatility factor                         48%       48%        45%
         Dividend yield                           0.1%      0.8%       0.2%
         Weighted-average risk-free interest     5.07%     7.26%      6.40%

      The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:


                                                                          YEAR ENDED JULY 31, 2001
                                                                 -------------------------------------------
                                                                                                   WEIGHTED-
                                                                                                    AVERAGE
                                                                   INCOME            SHARES        PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)     (AMOUNT)
                                                                -----------      -------------     ---------
      Basic EPS - Income available to common
         stockholders                                           $ 2,640,340         7,538,967      $    0.35

      Effect of Dilutive Securities -Common stock options                              53,265           0.00
                                                                -----------      ------------      ---------

      Diluted EPS - Income available to common
         stockholders                                           $ 2,640,340         7,592,232      $    0.35
                                                                ===========      ============      =========



                                                                          YEAR ENDED JULY 31, 2000
                                                                 -------------------------------------------
                                                                                                   WEIGHTED-
                                                                                                    AVERAGE
                                                                   INCOME            SHARES        PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)     (AMOUNT)
                                                                -----------      -------------     ---------
      Basic EPS - Income available to common
         stockholders                                           $ 3,844,805         7,681,981      $    0.50

      Effect of Dilutive Securities -Common stock options                              67,474           0.00
                                                                -----------      ------------      ---------

      Diluted EPS - Income available to common
         stockholders                                           $ 3,844,805         7,749,455      $    0.50
                                                                ===========      ============      =========



                                                                          YEAR ENDED JULY 31, 1999
                                                                 -------------------------------------------
                                                                                                   WEIGHTED-
                                                                                                    AVERAGE
                                                                   INCOME            SHARES        PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)     (AMOUNT)
                                                                -----------      -------------     ---------
      Basic EPS - Income available to common
         stockholders                                           $ 3,752,367         7,681,981      $    0.49

      Effect of Dilutive Securities -Common stock options                              76,720          (0.01)
                                                                -----------      ------------      ---------
      Diluted EPS - Income available to common
         stockholders                                           $ 3,752,367         7,758,701      $    0.48
                                                                ===========      ============      =========

      The Company declared and paid a 10% stock dividend during fiscal 2001, which resulted in the issuance of 681,812 shares of the Company's common stock.

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                   FIRST           SECOND            THIRD           FOURTH
                                                  QUARTER          QUARTER          QUARTER          QUARTER
                                                ----------       ----------       ----------       -----------
Year ended July 31, 2001
   Net sales                                    $8,302,040       $8,192,896       $8,098,371       $11,197,683
   Operating income                              1,467,674          968,730          375,867         1,440,978
   Income before income tax                      1,530,895          982,054          341,073         1,404,590
   Net income                                   $  949,155       $  608,873       $  211,465       $   870,847
   Per share data:
      Earnings per share - basic                $     0.13       $     0.08       $     0.03       $      0.11
      Earnings per share - diluted              $     0.13       $     0.08       $     0.03       $      0.11

Year ended July 31, 2000
   Net sales                                    $8,833,089       $7,761,334       $8,176,294       $ 8,983,568
   Operating income                              1,580,027        1,285,055        1,555,007         1,730,462
   Income before income tax                      1,570,703        1,277,383        1,548,829         1,773,011
   Net income                                   $1,005,250       $  792,031       $  948,274       $ 1,099,250
   Per share data:
      Earnings per share - basic                $     0.13       $     0.10       $     0.12       $      0.15
      Earnings per share - diluted              $     0.13       $     0.10       $     0.12       $      0.15

Year ended July 31, 1999
   Net sales                                    $9,803,822       $8,054,981       $9,234,191       $ 9,295,805
   Operating income                              1,612,992        1,403,956        1,747,659         1,291,732
   Income before income taxes                    1,549,467          985,451        1,889,424         1,627,863
   Net income                                   $  960,670       $  612,622       $1,171,443       $ 1,007,632
   Per share data:
      Earnings per share - basic                $     0.13       $     0.08       $     0.15       $      0.13
      Earnings per share - diluted              $     0.12       $     0.08       $     0.15       $      0.13

                                                  * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-13 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed on or about October 30, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.

(a) The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in such Item. The following documents are filed as exhibits to this report:

         2.1(i)   First Amended Joint Plan of Reorganization dated September 1,
                  1995, as modified and clarified to date.*

         2.1(ii) Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.*

         2.1(iii) Asset Sale Agreement dated October 3, 2000 between the
                  Company and GB Biosciences Corporation *

         2.2 Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc.,
                  KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.*

         3(i)     Amended and Restated Articles of Incorporation.*

         3(ii)    Bylaws.*

         3(iii)   Articles of Amendment to Restated and Amended Articles of
                  Incorporation, filed December 11, 1997.*

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

         10.5     Stock Option Agreement dated October 17, 1996 by and between
                  KMG-B, Inc. and Thomas H. Mitchell.*

         10.6     Consulting Agreement dated October 15, 1996 by and between the
                  Company and Gilman Financial Corporation.*

         10.7 Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.*

         10.8 Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.*

         10.9     Second Amendment to Revolving Loan Agreement.*

         10.10    $2,500,000 Amended and Restated Revolving Note.*

         10.11    Third Amendment to Revolving Loan Agreement.*

         10.12    $2,500,00 Amended and Restated Revolving Note dated December 31,
                  1997.*

         10.13    Employment Agreement dated February 1, 1998 with Bobby D.
                  Godfrey.*

         10.14    Creosote Supply Agreement dated as of June 30, 1998 between
                  AlliedSignal Inc. and the Company.*

         10.15    Performance Guaranty dated June 30, 1998 by the Company.*

         10.16    Term Loan Agreement between SouthTrust Bank, National
                  Association and KMG-Bernuth, Inc.*

         10.17    $6,000,000 Term Note.*

         10.18    Guaranty of Payment by the Company.*

         10.19    Fourth Amendment to Revolving Loan Agreement.*

         10.20    Creosote Supply Agreement dated November 1, 1998 between
                  Rutgers VFT and the Company*

         10.21    Option to Purchase 40,000 Shares of Common Stock dated as of
                  September 16, 1998 between the Company and Halter Financial
                  Group, Inc.*

         10.22 Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner &
                  Company, L.L.C.*

         10.23 Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.*

         10.24 Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.*



         10.25    Employment Agreement with Thomas H. Mitchell dated July 11,
                  2001.

         10.26    Employment Agreement with John V. Sobchak dated June 26, 2001.

         10.27    Supplemental Executive Retirement Plan dated effective August 1,
                  2001

         21.1     Subsidiaries of the Company.*

Documents marked by an (*) were previously filed by the Company and are incorporated by this reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.


By:   /s/ David L. Hatcher                            Date:    10/24/01
      -------------------------------------------           ----------------
      David L. Hatcher, President
      and Chairman

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ John V. Sobchak                             Date:    10/24/01
      -------------------------------------------           ----------------
      John V. Sobchak, Chief Financial Officer


By:   /s/ Bobby D. Godfrey                            Date:    10/24/01
      -------------------------------------------           ----------------
      Bobby D. Godfrey, Director


By:   /s/ George W. Gilman                            Date:    10/24/01
      -------------------------------------------           ----------------
      George W. Gilman, Director


By:   /s/ Fred C. Leonard III                         Date:    10/24/01
      -------------------------------------------           ----------------
      Fred C. Leonard III, Director


By:   /s/ Charles M. Neff, Jr.                        Date:    10/24/01
      -------------------------------------------           ----------------
      Charles M. Neff, Jr., Director


By:   /s/ Richard L. Urbanowski                       Date:    10/24/01
      -------------------------------------------           ----------------
      Richard L. Urbanowski, Director