Form 10-Q
period 2001-10-31
KMG CHEMICALS INC
filed 2001-12-14
CIK 1028215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended October 31, 2001

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                       Yes / /       No / /

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,692,981 shares of common stock

                        PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               KMG CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                October 31,          July 31,
                                                                   2001                2001
                                                               ------------        ------------
                   ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                $  3,237,606        $  3,126,781
      Accounts receivable:
          Trade                                                   3,065,337           4,870,148
          Other                                                     217,215             130,003
      Notes receivable - current portion                             35,938              35,938
      Inventories                                                 4,145,734           4,876,261
      Prepaid expenses and other current assets                     332,051             309,181
                                                               ------------        ------------
               Total current assets                              11,033,881          13,348,312

PROPERTY, PLANT AND EQUIPMENT -
      Net of accumulated depreciation                             5,938,631           5,393,697

NOTES RECEIVABLE, Less current portion                               74,057              82,602

DEFERRED TAX ASSET                                                  334,697             328,146

OTHER ASSETS                                                      8,400,109           8,607,531
                                                               ------------        ------------

TOTAL                                                          $ 25,781,375        $ 27,760,288
                                                               ============        ============
     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                         $  2,763,106        $  3,961,865
      Accrued liabilities                                         1,231,342           1,967,891
      Current portion of long-term debt                             957,598             939,906
                                                               ------------        ------------
             Total current liabilities                            4,952,046           6,869,662

LONG-TERM DEBT                                                    1,368,698           1,614,513
                                                               ------------        ------------

                 Total liabilities                                6,320,744           8,484,175
                                                               ------------        ------------

 STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value,
          10,000,000 shares authorized,
          none issued
      Common stock, $.01 par value, 40,000,000 shares
         authorized, 7,692,981 shares issued and
         7,512,981 shares outstanding at
         October 31, 2001 and 7,501,981
         shares outstanding at July 31, 2001                         76,930              76,820
      Additional paid-in capital                                  3,365,976           3,363,952
      Treasury stock                                               (900,000)           (900,000)
      Unrealized gain on available for sale securities              120,502             211,480
      Retained earnings                                          16,797,223          16,523,861
                                                               ------------        ------------
            Total stockholders' equity                           19,460,631          19,276,113
                                                               ------------        ------------

                    TOTAL                                      $ 25,781,375        $ 27,760,288
                                                               ============        ============

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            OCTOBER 31
                                                   ----------------------------
                                                      2001              2000
                                                   -----------      -----------
NET SALES                                          $ 8,097,329      $ 8,302,040

COST OF SALES                                        5,461,329        5,155,010
                                                   -----------      -----------


          Gross Profit                               2,636,000        3,147,030

SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                       1,928,718        1,679,356
                                                   -----------      -----------

          Operating Income                             707,282        1,467,674
                                                   -----------      -----------


OTHER INCOME (EXPENSE):
   Interest & Dividend Income                           28,948          123,673
   Interest Expense                                    (46,368)         (62,799)
   Other                                                (6,955)           2,347
                                                   -----------      -----------

          Total Other Income (Expense)                 (24,375)          63,221
                                                   -----------      -----------


INCOME BEFORE INCOME TAX                               682,907        1,530,895

          Provision For Income Tax                    (259,505)        (581,740)
                                                   -----------      -----------


NET INCOME                                         $   423,402      $   949,155
                                                   ===========      ===========

EARNINGS PER SHARE:
   Basic                                           $      0.06      $      0.12
                                                   ===========      ===========
   Diluted                                         $      0.06      $      0.12
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                             7,510,177        7,648,720
                                                   ===========      ===========
   Diluted                                           7,544,720        7,702,280
                                                   ===========      ===========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                             COMMON STOCK
                                        ---------------------   ADDITIONAL               ACCUMULATED                   TOTAL
                                         SHARES        PAR        PAID-IN    TREASURY   COMPREHENSIVE   RETAINED    STOCKHOLDERS'
                                         ISSUED       VALUE       CAPITAL     STOCK         INCOME      EARNINGS       EQUITY
                                        ---------  ----------   -----------  ---------  -------------  -----------  -------------
BALANCE AT AUGUST 1, 1998               7,000,169  $   70,002   $ 1,063,385     $     0                $ 9,142,291   $10,275,678

      Warrants issued for services
      Dividends                                                                                            (70,002)      (70,002)
      Net income                                                                                         3,752,367     3,752,367
                                        ---------  ----------   -----------   ---------  ----------    -----------   -----------
BALANCE AT JULY 31, 1999                7,000,169      70,002     1,063,385           0                 12,824,656    13,958,043

      Warrants issued for services                                   66,122                                               66,122
      Dividends                                                                                           (280,007)     (280,007)
      Net income                                                                                         3,844,805     3,844,805
                                        ---------  ----------   -----------   ---------  ----------    -----------   -----------
BALANCE AT JULY 31, 2000                7,000,169      70,002     1,129,507           0                 16,389,454    17,588,963

      Warrants issued for services                                   25,374                                               25,374
      Stock dividends                     681,812        6,818    2,209,071                             (2,215,889)
      Purchase of 180,000 shares
         of treasury stock                                                     (900,000)                                (900,000)
      Cash dividends                                                                                      (290,044)     (290,044)
      Unrealized gain on securities                                                         211,480                      211,480
      Net income                                                                                         2,640,340     2,640,340
                                        ---------  ----------   -----------   ---------  ----------    -----------   -----------
BALANCE AT JULY 31, 2001                7,681,981  $    76,820  $ 3,363,952   $(900,000) $  211,480    $16,523,861   $19,276,113
      Employee options exercised           11,000          110        2,024                                                2,134
      Cash dividends                                                                                      (150,040)     (150,040)
       Reduction in unrealized gain on
         securities held for resale                                                         (90,978)                     (90,978)
      Net income                                                                                           423,402       423,402
                                        ---------  ----------   -----------   ---------  ----------    -----------   -----------
BALANCE AT OCTOBER 31, 2001             7,692,981  $    76,930  $ 3,365,976   $(900,000) $  120,502    $16,797,223   $19,460,631
                                        =========  ===========  ===========   =========  ==========    ===========   ===========


See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              OCTOBER 31
                                                                                   ------------------------------
                                                                                       2001               2000
                                                                                   -----------        -----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
     Net income                                                                    $   423,402        $   949,155
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                 284,614            265,310
         Options and warrants issued for services                                                          10,874
         Forgiveness of notes receivable from related parties                            8,545              8,545
         Deferred income tax asset                                                      (6,551)           (11,185)
         Changes in operating assets and liabilities:
            Accounts receivable - trade                                              1,804,811            266,028
            Accounts receivable - other                                                (87,212)           (48,988)
            Inventories                                                                730,527         (1,457,945)
            Prepaid expenses and other assets                                          (22,870)           (46,192)
            Accounts payable                                                        (1,198,759)         1,212,937
            Accrued liabilities                                                       (736,549)         1,182,450
                                                                                   -----------        -----------
                            Net cash provided by operating activities                1,199,958          2,330,989
                                                                                   -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                       (626,543)           (30,952)
     Collection of notes receivable                                                                       689,828
     Product line purchase from Zeneca affiliate                                                       (2,300,000)
     Additions to other assets                                                         (86,561)           (73,878)
                                                                                   -----------        -----------
                              Net cash used in investing activities                   (713,104)        (1,715,002)
                                                                                   -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on borrowings                                                 (228,125)          (211,694)
     Purchase of treasury stock                                                                          (900,000)
     Proceeds from exercise of stock options                                             2,134
     Payment of dividends                                                             (150,040)          (140,003)
                                                                                   -----------        -----------
                              Net cash used in financing activities                   (376,029)        (1,251,697)
                                                                                   -----------        -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   110,825           (635,710)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,126,781          7,830,843
                                                                                   -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 3,237,606        $ 7,195,133
                                                                                   ===========        ===========


SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
     Cash paid during the period for interest                                      $    46,368        $    62,799
     Cash paid during the period for income taxes                                  $    78,459        $    73,266


See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      (1) BASIS OF PRESENTATION - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

      (2) EARNINGS PER SHARE - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

      The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

                                                                          Three Months Ended
                                                                              October 31
                                                                         2001             2000
                                                                    ----------------------------
      BASIC EARNINGS PER SHARE

      Net Income                                                    $  423,402        $  949,155
                                                                    ----------------------------
      Weighted Average Shares Outstanding                            7,510,177         7,648,720
                                                                    ----------------------------
           Basic Earnings Per Share                                 $     0.06        $     0.12
                                                                    ============================

      DILUTED EARNINGS PER SHARE
      Net Income                                                    $  423,402        $  949,155
                                                                    ----------------------------
      Weighted Average Shares Outstanding                            7,510,177         7,648,720

      Shares Issuable from Assumed Conversion of
        Common Share Options                                            34,543            53,560
                                                                    ----------------------------
      Weighted Average Shares Outstanding, as Adjusted

                                                                     7,544,720         7,702,280
                                                                    ----------------------------
           Diluted Earnings Per Share                               $     0.06        $     0.12
                                                                    ============================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.


RESULTS OF OPERATIONS

      The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 2001 and 2000:

                                                    Three Months Ended
                                                        October 31
                                                =============================       Increase/
                                                    2001             2000           (Decrease)
                                                ==============================================
      Net sales .........................       $8,097,329         $8,302,040       $ (204,711)

      Gross profit ......................       $2,636,000         $3,147,030       $ (511,030)

      Gross profit as a percent of
      net sales .........................             32.6%              37.9%

      Net income ........................       $  423,402         $  949,155       $ (525,753)

      Earnings per share ................       $     0.06         $     0.12       $    (0.06)

      Weighted average shares
      outstanding .......................        7,510,177          7,648,720         (138,543)



      SALES REVENUE

      Net sales revenue for the first quarter of fiscal 2002 was 2.5% less than in the first quarter of fiscal 2001. Net sales revenue declined on reduced sales volume for pentachlorophenol wood treating chemicals ("penta"). Penta is used to treat wooden utility poles and demand for those poles was soft in the first quarter of fiscal 2002. Additionally, the Company's creosote sales in the first quarter of this fiscal year, although greater than in the same period last year, continued to be adversely affected by the decision of major railroads to allow crosstie replacements to fall below historical levels.

      GROSS PROFIT

      Gross profit for the first quarter of fiscal 2002 was 16.2% less than in the same quarter of the prior fiscal year. The Company's gross profit margin was 32.6% for the first quarter of this fiscal year as compared to 37.9% in the same quarter of fiscal 2001. The decrease in gross profit was caused by the decline in higher margin penta sales combined with an increase in sales volume for the Company's lower margin creosote product.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the first quarter of fiscal 2002 were approximately $250 thousand more than in that same period of the prior fiscal year. The Company did not acquire its herbicide product line until the end of the first quarter of fiscal 2001. Most of the increase in selling, general and administrative expenses in the first quarter of this fiscal year over fiscal 2000 is due to expenses of that herbicide product line.

LIQUIDITY AND CAPITAL RESOURCES

      During the first three months of fiscal 2002, the Company invested approximately $627 thousand in capital improvements, primarily for the Company's new herbicide (MSMA) production facility. The Company paid $2.3 million in fiscal 2001 to purchase that product line. The principal balance of the Company's term loan with SouthTrust Bank of Alabama, National Association ("SouthTrust") was approximately $2.3 million as of October 31, 2001. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $3.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates. The Company does not utilize derivative financial instruments or hedging transactions to manage that risk.

                          PART II --- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      The annual meeting of the shareholders of the Company was held on November 26, 2001. At that meeting, the shareholders voted to elect all the nominees for director as follows:


      NOMINEES                         VOTES FOR             VOTES AGAINST
      --------                         ---------             -------------
      David L. Hatcher                  7,383,247                5,705
      George W. Gilman                  7,383,247                5,705
      Bobby D. Godfrey                  7,383,247                5,705
      Fred C. Leonard, III              7,383,247                5,705
      Charles M. Neff, Jr.              7,388,747                  205
      Richard L. Urbanowski             7,383,247                5,705


      The shareholders also voted to ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors of the Company for fiscal year 2002. The vote was 7,392,715 votes for the ratification, 162 votes against and 205 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

      The following documents were previously filed by the Company and are incorporated by this reference:

      2.1 (i) First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.

      2.1 (ii) Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.

      2.1 (iii)     Asset Sale Agreement dated October 3, 2000 between the
                    Company and GB Biosciences Corporation

      2.2 Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.

      3 (i)         Amended and Restated Articles of Incorporation.

      3 (ii)        Bylaws.

      3 (iii) Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.

      4.1           Form of Common Stock Certificate.
      10.1 Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.
      10.2 Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.
      10.3 $2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.
      10.4          1996 Stock Option Plan.
      10.5 Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.
      10.6 Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.
      10.7 Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.
      10.8 Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.
      10.9          Second Amendment to Revolving Loan Agreement.
      10.10         $2,500,000 Amended and Restated Revolving Note.
      10.11         Third Amendment to Revolving Loan Agreement.
      10.12         $2,500,00 Amended and Restated Revolving Note dated December
                    31, 1997.
      10.13         Employment Agreement dated February 1, 1998 with Bobby D.
                    Godfrey.
      10.14 Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.
      10.15         Performance Guaranty dated June 30, 1998 by the Company.
      10.16 Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.
      10.17         $6,000,000 Term Note.
      10.18         Guaranty of Payment by the Company.
      10.19         Fourth Amendment to Revolving Loan Agreement.
      10.20 Creosote Supply Agreement dated November 1, 1998 between Rutgers VFT and the Company
      10.21 Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.
      10.22 Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.
      10.23 Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.
      10.24 Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.
      10.25         Employment Agreement with Thomas H. Mitchell dated July 11,
                    2001.
      10.26         Employment Agreement with John V. Sobchak dated June 26,
                    2001.
      10.27         Supplemental Executive Retirement Plan dated effective
                    August 1, 2001
      21.1          Subsidiaries of the Company.

      (b)   Reports on Form 8-K:

            None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KMG Chemicals, Inc.


By:  /s/ DAVID L. HATCHER                             Date:       12/14/01
   ---------------------------------                        ------------------
      David L. Hatcher, President


By:   /s/ JOHN V. SOBCHAK                             Date:       12/14/01
    --------------------------                              ------------------
      John V. Sobchak,
      Chief Financial Officer