Form 10-Q
period 2002-01-31
KMG CHEMICALS INC
filed 2002-03-14
CIK 1028215

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                       Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended January 31, 2002


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

                                                              Yes / /    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,512,981 shares of common stock

                           PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                KMG CHEMICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                     Janaury 31,       July 31,
                                                        2002             2001
                                                     -----------     -----------
ASSETS
------

CURRENT ASSETS                                       $10,735,481     $13,348,314

PROPERTY, PLANT AND EQUIPMENT-
  Net of accumulated depreciation                      6,513,177       5,393,697

NOTES RECEIVABLE, Less current portion                    65,512          82,602

DEFFERED TAX ASSET                                       340,917         328,146

OTHER ASSETS                                           8,478,690       8,607,531
                                                     -----------     -----------
TOTAL                                                $26,133,777     $27,760,290
                                                     ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $ 2,783,503     $ 3,961,866
  Accrued liabilities                                  1,161,480       1,967,891
  Current portion of long-term debt                    1,005,679         939,906
                                                     -----------     -----------
          Total current liabilities                    4,950,662       6,869,663

LONG-TERM DEBT                                         1,085,663       1,614,514
                                                     -----------     -----------

              Total liabilities                        6,036,325       8,484,177
                                                     -----------     -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    10,000,000 shares authorized,
    none issued
  Common stock, $.01 par value,
    40,000,000 shares authorized,
    7,692,981 shares issued and
    7,512,981 shares outstanding at
    January 31, 2002 and 7,501,981
    shares outstanding at July 31, 2001                   76,930          76,820
  Additional paid-in capital                           3,365,976       3,363,952
  Treasury stock                                        (900,000)       (900,000)
  Unrealized gain on available for sale securities       371,639         211,480
  Retained earnings                                   17,182,907      16,523,861
                                                     -----------     -----------
              Total stockholders' equity              20,097,452      19,276,113
                                                     -----------     -----------
TOTAL                                                $26,133,777     $27,760,290
                                                     ===========     ===========

See notes to consolidated financial statements.

                               KMG CHEMICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                           Three Months Ended           Six Months Ended
                                               January 31                  January 31
                                       -------------------------    --------------------------
                                        2002           2001          2002           2001
                                       ----------     ----------    -----------    -----------
NET SALES                              $7,571,329     $8,192,896    $15,668,659    $16,494,936

COST OF SALES                           5,018,597      5,255,040     10,479,927     10,410,050
                                       ----------     ----------    -----------    -----------

      Gross Profit                      2,552,732      2,937,856      5,188,732      6,084,886

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               1,900,179      1,969,126      3,828,897      3,648,482
                                       ----------     ----------    -----------    -----------

      Operating Income                    652,553        968,730      1,359,835      2,436,404

OTHER INCOME (EXPENSE):
  Interest & Dividend Income               14,292         82,439         43,239        206,113
  Interest Expense                        (39,538)       (58,795)       (85,906)      (121,594)
  Other                                    (5,235)       (10,320)       (12,190)        (7,972)
                                       ----------     ----------    -----------    -----------

      Total Other Income (Expense)        (30,481)        13,324        (54,857)        76,547

INCOME BEFORE INCOME TAX                  622,072        982,054      1,304,978      2,512,951

      Provision For Income Tax           (236,387)      (373,181)      (495,892)      (954,921)
                                       ----------     ----------    -----------    -----------
NET INCOME                             $  385,685     $  608,873    $   809,086    $ 1,558,030
                                       ==========     ==========    ===========    ===========
EARNINGS PER SHARE:

  Basic                                $     0.05     $     0.08    $      0.11    $      0.21
                                       ==========     ==========    ===========    ===========
  Diluted                              $     0.05     $     0.08    $      0.11    $      0.20
                                       ==========     ==========    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                 7,512,981      7,501,681      7,511,579      7,575,351
                                       ==========     ==========    ===========    ===========
  Diluted                               7,546,127      7,544,032      7,546,197      7,619,691
                                       ==========     ==========    ===========    ===========

See notes to consolidated financial statements.

                                  KMG CHEMICALS, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (UNAUDITED)


                                       COMMON STOCK
                                   -------------------    ADDITIONAL               ACCUMULATED                    TOTAL
                                     SHARES      PAR       PAID-IN    TREASURY    COMPREHENSIVE    RETAINED    STOCKHOLDERS'
                                     ISSUED     VALUE      CAPITAL      STOCK         INCOME       EARNINGS        EQUITY
                                   ---------   -------   ----------   ---------   -------------   -----------  ------------
BALANCE AT AUGUST 1, 1998          7,000,169   $70,002   $1,063,385   $       0                   $ 9,142,291   $10,275,678
  Warrants issued for services
  Dividends                                                                                           (70,002)      (70,002)
  Net income                                                                                        3,752,367     3,752,367
                                   ---------   -------   ----------   ---------                   -----------   -----------
BALANCE AT JULY 31, 1999           7,000,169    70,002    1,063,385           0                    12,824,656    13,958,043
  Warrants issued for services                               66,122                                                  66,122
  Dividends                                                                                          (280,007)     (280,007)
  Net income                                                                                        3,844,805     3,844,805
                                   ---------   -------   ----------   ---------                   -----------   -----------
BALANCE AT JULY 31, 2000           7,000,169    70,002    1,129,507           0                    16,389,454    17,588,963

  Warrants issued for services                               25,374                                                  25,374
  Stock dividends                    681,812     6,818    2,209,071                                (2,215,889)
  Purchase of 180,000 shares
    of treasury stock                                                  (900,000)                                   (900,000)
  Cash dividends                                                                                     (290,044)     (290,044)
  Unrealized gain on securities                                                      211,480                        211,480
  Net income                                                                                        2,640,340     2,640,340
                                   ---------   -------   ----------   ---------     --------      -----------   -----------
BALANCE AT JULY 31, 2001           7,681,981   $76,820   $3,363,952   $(900,000)    $211,480      $16,523,861   $19,276,113


  Employee options exercised          11,000       110        2,024                                                   2,134
  Cash dividends                                                                                     (150,040)     (150,040)
  Increase in unrealized gain on
    securities held for resale                                                       160,159                        160,159
  Net income                                                                                          809,086       809,086
                                   ---------   -------   ----------   ---------     --------      -----------   -----------
BALANCE AT JANUARY 31, 2002        7,692,981   $76,930   $3,365,976   $(900,000)    $371,639      $17,182,907   $20,097,453
                                   =========   =======   ==========   =========     ========      ===========   ===========

See notes to consolidated financial statements.

                                   KMG CHEMICALS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                               Six Months Ended
                                                                  January 31
                                                         ---------------------------
                                                             2002            2001
                                                         -----------     -----------
CASH FLOWS FROM OPERATING  ACTIVITIES:
Net income                                               $   809,086     $ 1,558,029
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                              566,966         549,148
  Options and warrants issued for services                                    21,749
  Forgiveness of notes receivable from related parties        17,091          17,090
  Deferred income tax asset                                  (12,770)        (21,005)
  Changes in operating assets and liabilities:
    Accounts receivable - trade                              841,667        (587,049)
    Accounts receivable - other                             (153,097)       (120,993)
    Inventories                                              456,354      (3,140,084)
    Prepaid expenses and other assets                         11,795           1,212
    Accounts payable                                      (1,178,362)       (147,795)
    Accrued liabilities                                     (806,411)        791,249
                                                         -----------     -----------
          Net cash provided by operating activities          552,318      (1,078,449)
                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (1,280,032)       (342,946)
  Collection of notes receivable                                             688,828
  Product line purchase from Zeneca affiliate                             (2,300,000)
  Additions to other assets                                 (117,413)        (75,094)
                                                         -----------     -----------
          Net cash used in investing activities           (1,397,445)     (2,029,211)
                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                          (463,079)       (427,392)
  Purchase of treasury stock                                                (900,000)
  Proceeds from exercise of stock options                      2,134
  Payment of dividends                                      (150,040)       (140,003)
                                                         -----------     -----------
          Net cash used in financing activities             (610,985)     (1,467,395)
                                                         -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,456,112)     (4,575,055)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           3,126,781       7,830,843
                                                         -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 1,670,669     $ 3,255,788
                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
  Cash paid during the period for interest               $    85,906     $   121,594
  Cash paid during the period for income taxes           $   629,981     $ 1,099,545

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

     The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

                                         Three Months Ended           Six Months Ended
                                              January 31                  January 31
                                          2002          2001          2002          2001
                                       ----------    ----------    ----------    ----------
BASIC EARNINGS PER SHARE

Net Income                             $  385,685    $  608,873    $  809,086    $1,558,030

Weighted Average Shares Outstanding
                                        7,512,981     7,501,681     7,511,579     7,575,351
                                       ----------------------------------------------------
    Basic Earnings Per Share           $     0.05    $     0.08    $     0.11    $     0.21
                                       ====================================================

DILUTED EARNINGS PER SHARE

Net Income                             $  385,685    $  608,873    $  809,086    $1,558,030
                                       ----------------------------------------------------
Weighted Average Shares Outstanding
                                        7,512,981     7,501,681     7,511,579     7,575,351

Shares Issuable from Assumed
Conversion of Common Share Options         33,146        42,351        34,618        44,340
                                       ----------------------------------------------------
Weighted Average Shares Outstanding,
as Adjusted                             7,546,127     7,544,032     7,546,197     7,619,691
                                       ----------------------------------------------------
    Diluted Earnings Per Share         $     0.05    $     0.08    $     0.11    $     0.20
                                       ====================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month and six month periods ended January 31, 2002 and 2001:

                               Three Months Ended                            Six Months Ended
                                  January 31            Increase/                January 31             Increase/
                         ---------------------------    (Decrease)      ---------------------------     (Decrease)
                            2002             2001                         2002           2001
                         ------------------------------------------------------------------------------------------
Net sales.............   $  7,571,329   $  8,192,896   $   (621,567)    $ 15,668,659   $ 16,494,936   $   (826,277)

Gross profit..........   $  2,552,732   $  2,937,856   $   (385,124)    $  5,188,732   $  6,084,886   $   (896,154)

Gross profit as a
percent of net sales..           33.7%          35.9%          (2.2)%           33.1%          36.9%          (3.8)%

Net income............   $    385,685   $    608,873   $   (223,188)    $    809,086     $1,558,030   $   (748,944)

Earnings per share....   $       0.05   $       0.08   $      (0.03)    $       0.11   $       0.21   $      (0.10)

Weighted average
shares outstanding....      7,512,981      7,501,681         11,300        7,511,579      7,575,351        (63,772)


     SALES REVENUE

     Net sales revenue for the second quarter of fiscal 2002 was 7.6% less than in the same quarter of fiscal 2001 and net sales revenue for the first six months of fiscal 2002 was 5.0% less than in that period in fiscal 2001. Net sales revenue declined on reduced sales volume for pentachlorophenol wood treating chemicals ("penta"). Penta is used to treat wooden utility poles and demand for those poles was soft in the first and second quarters of fiscal 2002. The decline in penta sales was partially offset by stronger creosote sales revenue.

     GROSS PROFIT

     Gross profit for the second quarter of fiscal 2002 was 13.1% less than in the same quarter of the prior fiscal year and 14.7% less when the first six months of fiscal 2002 are compared to fiscal 2001. The decrease in gross profit was caused by the decline in higher margin penta sales combined with an increase in sales volume for the Company's lower margin creosote product.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the second quarter of fiscal 2002 were $69 thousand less than in that quarter of the prior year but for the six month period were $180 thousand more than in the comparable period in fiscal 2001. The Company did not acquire its herbicide product line until the end of the first quarter of fiscal 2001. Most of the increase in selling, general and administrative expenses in the first six months of this fiscal year over fiscal 2001 is due to expenses of that herbicide product line.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 2002, the Company invested approximately $1.3 million in capital improvements, primarily for the Company's new herbicide (MSMA) production facility. The Company paid $2.3 million in fiscal 2001 to purchase that product line. The principal balance of the Company's term loan with SouthTrust Bank of Alabama, National Association ("SouthTrust") was approximately $2.1 million as of January 31, 2002. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $3.5 million.

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

     At the Company's Board of Directors meeting held on November 26, 2001 after the annual meeting of the shareholders, Charles L. Mears was elected by the board as an additional director. Mr. Mears, 62, retired in 2000 from Occidental Chemical Company where he had most recently been executive vice president of the chlor-alkalai business. Prior to that he had served as senior vice president of the industrial chemicals division. Effective December 31, 2001, Bobby D. Godfrey resigned as an officer and director of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     The following documents were previously filed by the Company and are incorporated by this reference:


     2.1(i) First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.

     2.1(ii) Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.

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

     3  (iii)  Articles of Amendment to Restated and Amended Articles of
               Incorporation, filed December 11, 1997.

     4.1       Form of Common Stock Certificate.

    10.1 Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.

    10.2 Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.

    10.3 $2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.
    10.4       1996 Stock Option Plan.
    10.5 Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.
    10.6 Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.
    10.7 Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.
    10.8 Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.
    10.9       Second Amendment to Revolving Loan Agreement.
    10.10      $2,500,000 Amended and Restated Revolving Note.
    10.11      Third Amendment to Revolving Loan Agreement.
    10.12      $2,500,00 Amended and Restated Revolving Note dated December 31,
               1997.
    10.13      Employment Agreement dated February 1, 1998 with Bobby D.
               Godfrey.
    10.14 Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.
    10.15      Performance Guaranty dated June 30, 1998 by the Company.
    10.16 Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.
    10.17      $6,000,000 Term Note.
    10.18      Guaranty of Payment by the Company.
    10.19      Fourth Amendment to Revolving Loan Agreement.
    10.20 Creosote Supply Agreement dated November 1, 1998 between Rutgers VFT and the Company
    10.21 Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group,Inc.
    10.22 Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner &
               Company, L.L.C.
    10.23 Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.
    10.24 Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.
    10.25      Employment Agreement with Thomas H. Mitchell dated July 11, 2001.
    10.26      Employment Agreement with John V. Sobchak dated June 26, 2001.
    10.27      Supplemental Executive Retirement Plan dated effective August 1,
               2001
    21.1       Subsidiaries of the Company.
    99.1       Direct Stock Purchase Plan

     (b)        Reports on Form 8-K:


     On February 14, 2002, the Company filed a report on Form 8-K describing the Company's Direct Stock Purchase Plan. The plan permits current stockholders, customers, employees and other investors the opportunity to purchases shares of the Company's common stock in a convenient and economical way. Securities Transfer Corporation will administer the plan. The main features of the plan are:

         Participants in the plan will be permitted to invest in the Company's common stock at current market prices by making voluntary cash payments of at least $25 up to a maximum of $100 thousand each calendar year. Investors who are not currently stockholders are required to make an initial investment of at least $200.

         Purchases made through the plan may be a one time event or if the participant chooses, they can be monthly investments automatically by funds transfer from their bank accounts.

         Securities Transfer Corporation, as agent, will purchase shares directly from the open market with no service fee or brokerage commissions charged to the participants. Once purchased, the value of the participants' shares will rise and fall as the market for the Company's common stock rises and falls on the securities exchange where it is listed. Participants will incur commissions and fees only when they sell their shares.

         The plan also allows current stockholders to deposit their existing shares for safekeeping.

         Participants may sell their shares at any time through the plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.


By: /s/ David L. Hatcher                             Date: 3/14/02
   ------------------------------                         ---------------
    David L. Hatcher, President


By: /s/ John V. Sobchak                              Date: 3/14/02
   ------------------------------                         ---------------
   John V. Sobchak,
   Chief Financial Officer