Form 10-Q
period 2002-04-30
KMG CHEMICALS INC
filed 2002-06-14
CIK 1028215

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

        Commission file number 000-29278

KMG CHEMICALS, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2640529 (I.R.S. Employer Identification No.)

        10611 Harwin Drive, Suite 402
Houston, Texas 77036
(Address of principal executive offices)

        (713) 988-9252
(Registrant's telephone number including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,512,981 shares of common stock.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2002	July 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,494,243	$3,126,781
Accounts receivable:
Trade	4,884,643	4,870,148
Other	210,416	130,003
Notes receivable—current portion	35,938	35,938
Inventories	5,636,467	4,876,261
Prepaid expenses and other current assets	400,921	309,181

Total current assets	13,662,628	13,348,314
PROPERTY, PLANT AND EQUIPMENT—
Net of accumulated depreciation	6,306,350	5,393,697
NOTES RECEIVABLE, Less current portion	56,967	82,602
DEFERRED TAX ASSET	353,802	328,146
OTHER ASSETS	7,747,766	8,607,531

TOTAL	$28,127,513	$27,760,290

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,915,668	$3,961,865
Accrued liabilities	1,439,034	1,967,891
Current portion of long-term debt	1,048,001	939,906

Total current liabilities	6,402,703	6,869,662
LONG-TERM DEBT	936,626	1,614,515

DEFERRED INCOME TAXES	164,324	0

Total liabilities	7,503,653	8,484,177

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 7,692,981 shares issued and 7,512,981 shares outstanding at April 30, 2002 and 7,501,981 shares outstanding at July 31, 2001	76,930	76,820
Additional paid-in capital	3,365,976	3,363,952
Treasury stock	(900,000)	(900,000)
Unrealized gain on available for sale securities	268,107	211,480
Retained earnings	17,812,847	16,523,861

Total stockholders' equity	20,623,860	19,276,113

TOTAL	$28,127,513	$27,760,290

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30		Nine Months Ended April 30
	2002	2001	2002	2001
NET SALES	$8,783,236	$8,098,371	$24,451,896	$24,593,307
COST OF SALES	5,457,180	5,596,524	15,937,106	16,006,574

Gross Profit	3,326,056	2,501,847	8,514,790	8,586,733
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,030,681	2,125,980	5,859,577	5,774,462

Operating Income	1,295,375	375,867	2,655,213	2,812,271
OTHER INCOME (EXPENSE):
Interest & Dividend Income	20,856	32,966	64,095	239,078
Interest Expense	(17,164)	(61,232)	(103,070)	(182,826)
Other	(10,474)	(6,528)	(22,665)	(14,499)

Total Other Income (Expense)	(6,782)	(34,794)	(61,640)	41,753

INCOME BEFORE INCOME TAX	1,288,593	341,073	2,593,573	2,854,024
Provision For Income Tax	(489,612)	(129,608)	(985,504)	(1,084,529)

NET INCOME	$798,981	$211,465	$1,608,069	$1,769,495

EARNINGS PER SHARE:
Basic	$0.11	$0.03	$0.21	$0.23

Diluted	$0.11	$0.03	$0.21	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,512,981	7,501,981	7,512,036	7,551,432

Diluted	7,550,254	7,543,089	7,547,622	7,593,961

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	COMMON STOCK
					ACCUMULATED OTHER COMPREHENSIVE INCOME
	SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL STOCKHOLDERS' EQUITY
BALANCE AT AUGUST 1, 2000	7,000,169	70,002	1,129,507	0		16,389,454	17,588,963
Warrants issued for services			25,374				25,374
Stock dividends	681,812	6,818	2,209,071			(2,215,889)
Purchase of 180,000 shares of treasury stock				(900,000)			(900,000)
Cash dividends						(290,044)	(290,044)
Comprehensive Income:
Net income						2,640,340
Unrealized gain on securities held for sale (net of taxes of $129,616)					211,480
Total Comprehensive Income:							2,851,820

BALANCE AT JULY 31, 2001	7,681,981	$76,820	$3,363,952	$(900,000)	$211,480	$16,523,861	$19,276,113
Employee options exercised	11,000	110	2,024				2,134
Cash dividends						(319,083)	(319,083)
Comprehensive Income:
Net income						1,608,069
Increase in unrealized gain on securities held for sale (net of taxes of $34,708)					56,627
Total Comprehensive Income:							1,664,696

BALANCE AT APRIL 30, 2002	7,692,981	$76,930	$3,365,976	$(900,000)	$268,107	$17,812,847	$20,623,860

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,608,069	$1,769,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,022,942	840,205
Options and warrants issued for services		25,375
Forgiveness of notes receivable from related parties	25,635	25,635
Deferred income taxes	138,668	(24,416)
Unrealized gain on securities held for sale	56,626
Changes in operating assets and liabilities:
Accounts receivable—trade	(14,495)	(713,718)
Accounts receivable—other	(80,413)	(64,992)
Inventories	(760,206)	(4,733,953)
Prepaid expenses and other assets	269,741	(70,276)
Accounts payable	(46,197)	598,628
Accrued liabilities	(528,857)	1,088,333

Net cash provided by (used in) operating activities	1,691,513	(1,259,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,320,505)	(1,257,977)
Collection of notes receivable		688,828
Product line purchase from Zeneca affiliate		(2,300,000)
Additions to other assets	(116,806)	(160,769)

Net cash used in investing activities	(1,437,311)	(3,029,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(721,794)	(648,965)
Borrowings on working capital line	152,002	815,000
Purchase of treasury stock		(900,000)
Proceeds from exercise of stock options	2,134
Payment of dividends	(319,082)	(290,043)

Net cash used in financing activities	(886,740)	(1,024,008)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(632,538)	(5,313,610)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,126,781	7,830,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,494,243	$2,517,233

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$103,070	$182,826
Cash paid during the period for income taxes	$1,042,024	$1,239,599
NON-CASH FINANCING ACTIVITY
Stock Dividends		$2,215,889

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        (1)  Basis of Presentation—The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect in the opinion of management all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

        (2)  Revenue Recognition—The Company essentially has only one type of revenue transaction in which the Company's chemical products sold in the open market are recognized as revenue as risk and title to the products transfer to customers, which usually occurs at the time a shipment is made.

        (3)  Earnings Per Share—Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

        The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended April 30		Nine Months Ended April 30
	2002	2001	2002	2001
BASIC EARNINGS PER SHARE
Net Income	$798,981	$211,465	$1,608,069	$1,769,495

Weighted Average Shares Outstanding	7,512,981	7,501,981	7,512,036	7,551,432

Basic Earnings Per Share	$0.11	$0.03	$0.21	$0.23

DILUTED EARNINGS PER SHARE
Net Income	$798,981	$211,465	$1,608,069	$1,769,495

Weighted Average Shares Outstanding	7,512,981	7,501,981	7,512,036	7,551,432
Shares Issuable from Assumed Conversion of Common Share Options	37,273	41,108	35,586	42,529

Weighted Average Shares Outstanding, as Adjusted	7,550,254	7,543,089	7,547,622	7,593,961

Diluted Earnings Per Share	$0.11	$0.03	$0.21	$0.23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

Results of Operations

        The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month and nine month periods ended April 30, 2002 and 2001:

	Three Months Ended April 30			Nine Months Ended April 30
			Increase/ (Decrease)			Increase/ (Decrease)
	2002	2001		2002	2001
Net sales	$8,783,236	$8,098,371	$684,865	$24,451,896	$24,593,307	$(141,411)
Gross profit	$3,326,056	$2,501,847	$824,209	$8,514,790	$8,586,733	$(71,943)
Gross profit as a percent of net sales	37.9%	30.9%	7.0%	34.8%	34.9%	(0.1)%
Net income	$798,981	$211,465	$587,516	$1,608,069	$1,769,495	$(161,426)
Earnings per share	$0.11	$0.03	$0.08	$0.21	$0.23	$(0.02)
Weighted average shares outstanding	7,512,981	7,501,981	11,000	7,512,036	7,551,432	(39,396)

  Sales Revenue

        Net sales revenue for the third quarter of fiscal 2002 was 8.5% greater than in the same quarter of fiscal 2001 but net sales revenue for the first nine months of fiscal 2002 was virtually unchanged over that period in fiscal 2001. In the third quarter of fiscal 2002 net sales revenue from pentachlorophenol ("penta"), the Company's wood treating chemical used to preserve utility poles, improved significantly as compared to the same quarter of the prior year. However, net sales revenue from penta for the first nine months of fiscal 2002 continued to be lower than in the same period of the prior year because of soft demand in the utility pole market beginning late in calendar year 2000. The weakness in penta net sales in the nine month period was offset by stronger creosote sales revenue in this fiscal year as compared to last fiscal year.

  Gross Profit

        Gross profit for the third quarter of fiscal 2002 was 32.9% greater than in the same quarter of the prior fiscal year but .8% less when the first nine months of fiscal 2002 are compared to fiscal 2001. Penta is a higher margin product for the Company than is creosote. Thus, the improvement in gross profit in the most recent quarter over the prior fiscal year was caused by the increase in net sales revenue for penta in the quarter. For the first nine months of fiscal 2002, however, gross profit is nearly flat as compared to the prior year period because the improvement in the most recent quarter was offset by the lower penta sales in the first two quarters of this year relative to the previous fiscal year.

        The Company entered into a new creosote supply agreement with Reilly Industries, Inc., replacing its prior agreement. The new agreement provides for the Company to purchase varying quantities of creosote at prices established annually over a term ending in September, 2011. A copy of the agreement is attached to this report as Exhibit 10.28.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the third quarter of fiscal 2002 were $95 thousand less than in that quarter in the prior year but for the nine month period were $85 thousand more than in the comparable period in fiscal 2001. The Company did not acquire its herbicide product until the end of the first quarter of fiscal 2001 and so the Company has incurred increased selling, general and administrative expenses for that product in the first nine months of this fiscal year over fiscal 2001. That increase was largely offset by reduced regulatory expenditures for the Company's wood treating chemicals.

Liquidity and Capital Resources

        During the first nine months of fiscal 2002, the Company invested approximately $1.3 million in capital improvements, primarily for the Company's new herbicide (MSMA) production facility. The Company paid $2.3 million in fiscal 2001 to purchase that product line. The principal balance of the Company's term loan with SouthTrust Bank of Alabama, National Association ("SouthTrust") was approximately $1.75 million as of May 31, 2002. As of the same date, the Company had $983 thousand borrowed under its revolving loan with SouthTrust and its remaining borrowing base availability under that loan was $2.5 million.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting principles which we believe are the most important to aid in fully understanding our financial results are the following:

        Allowance for Doubtful Accounts—The Company provides an allowance for accounts receivable it believes it may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off the Company's books decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company's historical loss experience, customer-by-customer analyses of the Company's accounts receivable balances each period and subjective assessments of the Company's future bad debt exposure.

        Inventories—Inventories consist primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business. It uses the first-in, first-out method to value inventories at the lower of cost or market. Management believes the Company has not incurred impairments in the carrying value of its inventories.

        Impairment of Long-lived Assets—The Company periodically reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including supply contracts and other intangible assets, at least annually or when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment on an individual asset basis.

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

New Accounting Rules

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." The new rules supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company believes adoption of this standard will not have a material effect on its consolidated results of operations, cash flows, or financial position.

        In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS 44 is no longer necessary. SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Management does not believe the adoption of SFAS 145 will have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates. The Company does not utilize derivative financial instruments or hedging transactions to manage that risk.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits:

        The following documents, other than Exhibit 10.28, were previously filed by the Company and Exhibit 10.28 is filed with this report. The following documents are incorporated by this reference:

2.1(i)	First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.
2.1(ii)	Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.
2.1(iii)	Asset Sale Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation
2.2	Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.
3(i)	Amended and Restated Articles of Incorporation.
3(ii)	Bylaws.
3(iii)	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.
4.1	Form of Common Stock Certificate.
10.1	Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.
10.2	Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.
10.3	$2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.
10.4	1996 Stock Option Plan.
10.5	Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.
10.6	Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.
10.7	Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.
10.8	Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.
10.9	Second Amendment to Revolving Loan Agreement.
10.10	$2,500,000 Amended and Restated Revolving Note.
10.11	Third Amendment to Revolving Loan Agreement.
10.12	$2,500,00 Amended and Restated Revolving Note dated December 31, 1997.
10.13	Employment Agreement dated February 1, 1998 with Bobby D. Godfrey.
10.14	Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.
10.15	Performance Guaranty dated June 30, 1998 by the Company.
10.16	Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.
10.17	$6,000,000 Term Note.

10.18	Guaranty of Payment by the Company.
10.19	Fourth Amendment to Revolving Loan Agreement.
10.20	Creosote Supply Agreement dated November 1, 1998 between Rutgers VFT and the Company
10.21	Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.
10.22	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.
10.23	Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.
10.24	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.
10.25	Employment Agreement with Thomas H. Mitchell dated July 11, 2001.
10.26	Employment Agreement with John V. Sobchak dated June 26, 2001.
10.27	Supplemental Executive Retirement Plan dated effective August 1, 2001
10.28	Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company
21.1	Subsidiaries of the Company.
99.1	Direct Stock Purchase Plan
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

KMG Chemicals, Inc.
By:	/s/ David L. Hatcher David L. Hatcher, President	Date:	June 14, 2002
By:	/s/ John V. Sobchak John V. Sobchak, Chief Financial Officer	Date:	June 14, 2002

QuickLinks

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
APPLICABLE ONLY TO CORPORATE ISSUERS
PART I—FINANCIAL INFORMATION
KMG CHEMICALS, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES