Form 10-K
period 2002-07-31
KMG CHEMICALS INC
filed 2002-10-18
CIK 1028215

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 000-29278

KMG CHEMICALS, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10611 Harwin Drive, Suite 402
Houston, Texas 77036
(Address of principal executive offices)

(713) 988-9252
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of each Exchange on which Registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of October 1, 2002 was $3,266,973.

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

        The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date was: 7,512,981 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The proxy statement pertaining to the November 19, 2002 annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1.    BUSINESS

The Company

  General

        KMG Chemicals, Inc., a Texas corporation (the "Company"), was incorporated in the State of Texas in 1992 and changed its name to KMG Chemicals, Inc. in 1997. The Company's principal executive office is located at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 and its telephone number is (713) 988-9252.

        Unless the context otherwise requires, references hereinafter to the "Company" shall mean KMG Chemicals, Inc. and any of its subsidiaries.

Business of the Company

  General

        The Company manufactures and sells specialty chemicals in carefully focused markets. The Company sells three wood preserving chemicals, pentachlorophenol ("penta"), creosote and sodium pentachlorophenate ("sodium penta"), and an herbicide product consisting of monosodium and disodium methanearsonic acids ("MSMA"). The wood treating chemicals are sold to industrial customers who use these preservatives to extend the useful life of wood products, principally in the railroad, utility and construction industries. MSMA is sold by the Company in the United States as Bueno® 6 to protect cotton crops from weed growth and as Ansar® 6.6 for highway weed control. It also has application elsewhere in the world to protect cotton and sugar cane.

        A subsidiary of the Company acquired a penta manufacturing and distribution business in 1988 from a company that had been in the penta business since the early 1970's. The subsidiary made several acquisitions after 1988 to expand in wood preserving products. It acquired a creosote distribution business in early 1991 and a sodium penta distribution business late that same year. In 1998 the Company acquired significant additional assets pertaining to creosote. In 2000 the Company acquired its herbicide products line.

        The Company's strategy is to continue to grow through acquisitions. The Company intends to seek, on a selective basis, acquisitions that complement and expand on its existing product lines. The Company's execution of this strategy depends on its ability to locate, consummate and assimilate acquisitions on desirable economic terms. There can be no assurance that the Company will be successful in executing its growth strategy. Furthermore, the Company's ability to implement its growth strategy may be dependent to a certain extent upon obtaining financing for expansion and there can be no assurance that financing will be available on acceptable terms over the long term.

  Products and Services

        Wood Preserving Chemicals.    The three primary chemicals used by the wood preserving industry in the United States are penta, creosote and chromated copper arsenate ("CCA"). The Company believes that wood preserving chemicals are used to treat approximately 600 million cubic feet of wood each year in the United States and that 6% of that wood is treated with penta, 15% with creosote and 80% with CCA. The Company supplies the United States wood treating industry with penta and creosote but not with CCA. The Company also supplies sodium penta, a wood preserving product used primarily to treat freshly cut lumber, to customers outside the United States. See "—Competition." The Company's wood preserving chemicals constituted 89% of the Company's revenue in fiscal 2002 and 2001 and all of its revenue in fiscal 2000.

        Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The Company manufactures penta in Matamoros, Mexico through a subsidiary. The Matamoros facility produces both solid penta blocks and penta flakes. Those penta products are sold by the Company to its customers or made into a liquid solution of penta concentrate at the Matamoros facility or at the Company's blending and distribution facility in Tuscaloosa, Alabama. The penta blocks, flakes and solutions are sold to the Company's customers in the United States, primarily in Alabama, Arkansas, Georgia, Louisiana, Mississippi, Missouri and South Dakota. In addition, a portion of the flaked penta is used to produce sodium penta. The Company sells the sodium penta, which is not registered for use in the United States, to customers primarily in Brazil, Ecuador, France, Peru, Portugal, Spain and Venezuela. As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold to distributors for use in the steel and oil well service industries in Mexico.

        Creosote is a wood preservative used to treat railroad crossties, bridge timbers and utility poles. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. The Company has two primary sources of supply for the creosote it sells in the United States, Reilly Industries, Inc. ("Reilly") and Rütgers VFT AG ("Rütgers"). The Company believes that Reilly and Rütgers are among the world's largest manufacturers of creosote and other coal tar products. Creosote is sold by the Company to customers throughout the United States.

        Agricultural Chemicals.    The Company's MSMA agricultural chemicals products were acquired from Zeneca Ag Products, Inc. ("Zeneca") in October 2000. Zeneca's MSMA plant was relocated to the Company's Matamoros, Mexico facility. It began commercial production in January 2002. The Company's MSMA herbicides are sold under the name Bueno® 6 in the United States to protect cotton crops, primarily in the southern cotton-growing states and in California, and under the name Ansar® 6.6 to state agencies to control highway weed growth.

  Suppliers

        The Company is dependent upon outside suppliers for all of its raw material requirements for its penta, sodium penta and MSMA manufacturing operations and, therefore, is subject to fluctuations in the price of those materials. The principal raw materials used in those operations are phenol, chlorine, solvent, caustic, methylene chloride and arsenic trioxide, each of which the Company purchases from a limited number of suppliers. The Company does not maintain supply contracts with any of its raw material suppliers. The Company has a limited number of raw materials supply contracts and believes that where it does not have contracts those raw materials are each readily available from a variety of sources and the loss of any of the Company's suppliers would not have a material adverse effect on its business, financial condition or results of operations.

        The Company has two suppliers of the creosote it sells. Under the Company's long-term supply contract with Reilly, the Company must purchase varying quantities of creosote at prices established annually over a term ending in 2011. The Company's creosote supply contract with Rütgers is renewable each December. The Company must purchase an agreed minimum volume each calendar year. The purchase price for creosote is fixed for calendar year 2002 but is subject to adjustment on renewal.

  Customers

        The Company sells its chemical products to approximately 100 customers. One customer, Kerr McGee Chemical Corp., accounted for approximately 19% of the Company's revenues in fiscal 2002, 15% in fiscal 2001 and 12% in fiscal 2000. No other customer accounted for 10% or more in those fiscal years.

  Marketing

        The Company markets its chemicals in the United States through five employees and one independent sales agent. Outside the United States, the Company sells its products directly and through sales agency contracts.

  Competition

        There are only a few firms competing with the Company in the sale of its wood preservatives or MSMA products. The Company competes by selling its products at competitive prices and maintaining a strong commitment to product quality and customer service.

        The Company is one of only two companies producing penta for sale in the United States. The Company believes that it currently supplies almost half of the penta sold in the United States. The other penta producer in the United States is Vulcan Materials Co., a company that has larger sales volumes and greater financial and other resources than the Company. The Company believes that there is one significant competitor for creosote sales in the United States, Koppers Industries, Inc., and two other lesser suppliers.

        There are four other firms that produce MSMA products for sale in the United States, primarily for use on cotton.    For several years, however, cotton farmers in the United States have been planting genetically modified cotton seed that is resistant to the herbicide Roundup® and other glyphosate herbicides. As farmers converted to that seed and to glyphosate herbicides, MSMA products became niche products used primarily by farmers who are sensitive to the higher cost of the genetically modified seed program. The companies selling resistant seed and glyphosate herbicides have much greater financial and other resources than the Company.

        Penta, creosote and MSMA must be registered prior to sale under United States law. See "—Environmental and Safety Matters—Licenses, Permits and Product Registrations." As a condition to registration, any company wishing to manufacture and sell these products must provide to the EPA substantial scientific research and testing data regarding the chemistry and toxicology of the products. That data must be generated by the applicant or the applicant must compensate other data providers for relying on their information. The Company believes that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors in the United States market, particularly those with lesser financial resources. While the Company has no reason to believe that the registration requirement will be discontinued or materially modified, there can be no assurances as to the effect of such a discontinuation or modification on the Company's competitive position.

  Employees

        As of the end of fiscal 2002, the Company had a total of 67 full-time employees. Twelve of the Company's employees worked at the Company's corporate offices in Houston, Texas, 48 at the Matamoros facility, six in Alabama and one worked in Louisiana. None of the employees in the United States are represented by a labor union but 29 of the Company's employees in Mexico are represented under a labor contract. The Company believes that it has good relations with its employees.

  Environmental and Safety Matters

        The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company believes that it is in substantial compliance with all the applicable laws and regulations. The

Company must devote substantial financial resources to ensure compliance. For a discussion of the Company's expenditures regarding environmental matters, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company anticipates that the regulation of its business operations under federal, state and local environmental regulations in the United States and abroad will increase over time. The Company cannot estimate the impact of increased regulation on the Company's operations, future capital expenditure requirements or the cost of compliance.

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

        Licenses, Permits and Product Registrations.    Certain licenses, permits and product registrations are required for the Company's products and operations in the United States, Mexico and other countries in which the Company does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers of pesticides such as penta, creosote and MSMA are required to obtain a registration for their products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") from the EPA in order to sell those products in the United States. Compliance with the registration system under FIFRA has had and will in the future have a material effect on the Company's business, financial condition and results of operations. The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under an agreement with the other industry participants, the Company shares research and testing costs pertaining to its chemical products based on its relative market share. The Company incurred expenses of approximately $520 thousand, $716 thousand and $756 thousand in connection with the FIFRA research and testing program in fiscal 2002, 2001 and 2000, respectively.

ITEM 2.    PROPERTIES

        The following information is provided for the Company's properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	8,000 square feet	Leased	March 31, 2004
Matamoros, Mexico	Manufacturing	7 acres	Owned
Tuscaloosa, Alabama	Processing Distribution	1.5 acres	Owned

        The Company believes that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. The Company believes that if the lease for its corporate office were not renewed or were terminated, other suitable facilities could be leased or purchased.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is not a party to any legal actions or proceedings, other than ordinary routine litigation incidental to the business, and it does not believe any such actions or proceedings will have a material adverse effect on its business, results of operations or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter of fiscal 2002 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The common stock, par value $.01 per share ("Common Stock"), of the Company is traded under the trading symbol "KMGB" on The Nasdaq SmallCap Market. The approximate high and low bid quotations in fiscal 2002 and 2001, adjusted for a stock dividend in March 2001, were as follows:

	2002		2001
Period:
	High	Low	High	Low
First quarter	3.45	2.05	4.77	3.64
Second quarter	2.60	1.43	5.91	2.84
Third quarter	4.01	2.31	4.32	2.00
Fourth quarter	3.40	2.56	3.76	3.10

These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. The quotations are based on information reported by the National Association of Securities Dealers, Inc.

        As of September 30, 2002, there were 7,692,981 shares of Common Stock issued (including 180,000 treasury shares) and 7,512,981 shares outstanding held by approximately 600 shareholders of record, and more than 300 round lot holders.

        The Company declared and paid cash dividends in fiscal 2002 and 2001 as follows:

Date declared	Date paid	Amount ($)	Per Share ($)
February 2002	March 2002	169,043.0225
August 2001	September 2001	150,040.02
March 2001	April 2001	150,039.02
September 2000	September 2000	140,003.02

The Company declared a dividend in August 2002 of $.0225 per share ($169,043) payable in September 2002. Additionally, Company declared and paid a ten percent stock dividend in March 2001. The Company anticipates that future earnings will be retained to finance the continuing development of its business. The Company currently expects to pay comparable dividends on the Common Stock in the future.

        In fiscal 2000 the Company granted a warrant to purchase 25,000 shares of Common Stock at $5.50 per share to the assignee of Gilman Financial Corporation. The warrant expires March 6, 2009 and was issued as compensation for that company's acquisition consulting services. The warrant to Gilman Consulting was issued by the Company in a private transaction without registration in reliance upon the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected statement of operations, per share data and balance sheet data for each of the five years ended July 31, 2002 set forth below have been derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements.

	Years Ended July 31,
	2002	2001	2000	1999	1998
	(Amounts in thousands except per share data)
Net sales	$34,438	$5,791	$33,754	$36,389	$2,657
Net income	$2,685	$2,640	$3,845	$3,752	$3,206
Net income per:
Basic shares Outstanding	$0.36	$0.35	$0.50	$0.49	$0.46
Diluted shares Outstanding	$0.36	$0.35	$0.50	$0.48	$0.46
Total assets	$28,862	$27,760	$25,312	$22,792	$20,099
Long-term obligations	$1,716	$1,615	$2,554	$3,427	$5,268
Cash dividends declared per share	$0.0425	$0.04	$0.04	$0.03	$0.02

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

        The following table sets forth the Company's net sales and certain other financial data for the three fiscal years ended July 31, 2002:

	Years ended July 31,
	2002	2001	2000
Net sales	$34,438,034	$35,790,990	$33,754,285
Gross profit	12,041,080	12,004,737	13,221,357
Gross profit as percent of Net Sales	35.0%	33.5%	39.2%
Selling, general and administrative expense	7,910,175	7,751,488	7,070,806
Operating income	4,130,905	4,253,249	6,150,551
Other income (expense), net	198,993	5,363	19,375
Income before taxes	4,329,898	4,258,612	6,169,926
Provision for income taxes	(1,645,361)	(1,618,272)	(2,325,121)
Net income	2,684,537	2,640,340	3,884,805

  Sales Revenue and Gross Profit

        2002 vs. 2001.    Net sales revenue was down 3.8% in fiscal 2002 as compared with fiscal 2001. Wood treating chemical sales were significantly less due to reduced penta sales. Penta is used primarily to treat utility poles. Although penta sales experienced some improvement in the second half of fiscal 2002, penta sales for fiscal 2002 were down as compared to fiscal 2001 because of soft demand in the utility pole market beginning late in calendar year 2000. Creosote net sales were generally flat over the two year period. A combination of factors appears to have caused net sales of MSMA products in the U.S. to be down in fiscal 2002 over 2001. Dry weather conditions in the southern U.S. cotton-growing states limited weed growth and the need for multiple applications of herbicides and distribution chain inventories from the prior year were greater than usual. Farmers in the U.S. also continued to expand their use of the glyphosate herbicides that compete with MSMA.

        Gross profit as a percent of sales in fiscal 2002 improved to 35.0% from 33.5% due in part to lower raw material costs. In addition, fiscal 2002 cost of goods sold was reduced $333 thousand as a result of reducing certain estimated accrued liabilities that had been established in prior years, primarily in fiscal 2001. Management expects that utility pole demand will not improve significantly and that penta profits will be under more pressure in fiscal 2003 because of expected increases in raw material costs, particularly in chlorine and phenol. Consequently, the Company entered supply contracts for certain raw materials for fiscal 2003 to confirm the availability of supply and provide some price protection.

        2001 vs. 2000.    Net sales revenue in fiscal 2001 was 6% greater than in fiscal 2000. Although sales revenue from the Company's wood treating chemicals was down significantly in fiscal 2001, that decline was offset by the Company's sales of MSMA products, which began during the second quarter of fiscal 2001. Management believes that wood treating chemical sales declined in fiscal 2001 because commercial demand for railroad crossties and utility poles was below historical levels during the year. Crosstie replacement projects appear to have been deferred by major railroads. Deregulation and mergers in the utility industry led to inventory consolidations that reduced overall demand for replacement utility poles. Additionally, some utilities shifted to purchases of poles treated with a competing product, CCA. Because the Company's penta product is dissolved in oil to create a treating solution, higher diesel oil prices since fiscal 2000 have meant that treating solutions made using CCA enjoyed a widened price differential over the Company's product compared to historical levels.

        Gross profit as a percent of sales in fiscal 2001 moved to 33.5% from 39.2% because of the decline in higher margin penta sales.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for fiscal 2002 were $159 thousand higher than fiscal 2001 and fiscal 2001 was $681 higher than fiscal 2000. In fiscal 2002 the Company incurred its first full year of environmental regulatory expenses attributable to the MSMA business it purchased in October 2000 and it added a chief financial officer. Most of the increase in fiscal 2001 was for expenses related to the Company's MSMA purchase. The Company also incurred severance costs in fiscal 2001 for a force reduction at the Company's manufacturing facility in Mexico.

Liquidity and Capital Resources

        Cash and cash equivalents decreased in fiscal 2002 to $1.2 million as compared with approximately $3.1 million and $7.8 million at the end of fiscal 2002 and 2000. Fiscal 2002 trade receivables related to MSMA expanded as the Company responded to the competitive environment by offering the extended payment terms characteristic of that business. The cash decrease in fiscal 2001 was caused by reduced net income as compared with fiscal 2000 and the new MSMA business. The Company increased MSMA inventories in fiscal 2001 and both accounts payable and trade receivables increased in that fiscal year as the Company began its new MSMA business. The Company provided for the operating cash requirements of its MSMA business by borrowing $1.2 million in fiscal 2002 under its working capital line of credit under a Revolving Loan Agreement (as amended from time to time, the "Revolving Credit Facility") with SouthTrust Bank of Alabama, National Association ("SouthTrust").

        The Company incurred substantial capital expenditures in fiscal 2002 and 2001, primarily in connection with its purchase of the MSMA business. In fiscal 2002 the Company incurred approximately $1.4 million in capital expenditures, most of which were for the new MSMA plant. In fiscal 2001 the Company's capital expenditures included $2.3 million to purchase the MSMA assets. The Company spent an additional $2.4 million in fiscal 2001 for capital expenditures, primarily for the relocation of the MSMA facility.

        In fiscal 1998 the Company purchased certain creosote registrations and other intangibles that were financed in part by a $6 million term loan to the Company's wholly-owned subsidiary, KMG-Bernuth, Inc. ("KMG") by SouthTrust. The term loan bears interest at a variable rate that was 3.59% as of July 31, 2002. It is being amortized over seven years in equal monthly installments that total approximately $1 million per year. In fiscal 1999 the Company prepaid an additional $1 million of principal on the term loan. As of September 30, 2002, the principal balance outstanding under the term loan was $1.4 million.

        Under the Company's Revolving Credit Facility, the Company may borrow up to the lesser of $3.5 million or a borrowing base (as defined therein). The Revolving Credit Facility contains various representations and warranties and affirmative and negative covenants applicable to KMG, including a limitation that equity investments or loans by KMG not exceed $250 thousand and a requirement to obtain the lender's consent prior to replacing the President and chairman of the board of directors of KMG, David L. Hatcher, or any merger, reorganization or recapitalization of KMG. In addition, the Revolving Credit Facility requires KMG to maintain (i) a tangible net worth (as defined therein) of not less than $5.0 million, (ii) a fixed charge coverage ratio of at least 1.25 to 1.0, and (iii) a ratio of liabilities to tangible net worth of not more than 2.0 to 1.0. As of September 30, 2002 the Company's adjusted borrowing base under the Revolving Credit Facility was $3.5 million and no amount had been borrowed. Management believes that the term loan and the Revolving Credit Facility adequately provide for the Company's anticipated need for liquidity and capital resources in fiscal 2003 for the Company's current operations.

        The Company's capital expenditures and operating expenses for environmental matters, excluding FIFRA testing and data submission costs, were approximately $703 thousand in fiscal 2002 and $387 thousand and $281 thousand in fiscal 2001 and 2000. The increase in fiscal 2002 was attributable to the MSMA business. The Company estimates that its capital expenditures and operating expenses for environmental matters other than FIFRA will be approximately $563 thousand in fiscal 2003. The Company expensed approximately $520 thousand for testing costs under FIFRA in fiscal 2001 and approximately $716 thousand and $756 thousand testing in fiscal 2001 and 2000. Management believes that total FIFRA testing costs will be approximately $414 thousand in fiscal 2003. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While the Company does not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

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

Disclosure Regarding Forward Looking Statements

        Certain information included or incorporated by reference in this report is forward-looking, including statements contained in "Management's Discussion and Analysis of Operations." It includes statements regarding the intent, belief and current expectations of the Company and its directors and officers. Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these statements. These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with long-standing customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this report are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 ("Act") was enacted in July 2002. The SEC adopted rules under the Act, effective August 29, 2002, by which the principal executive officer and the chief financial officer of the Company must each certify that they have read this report and that, based on their knowledge, the information in it is not untrue or misleading and presents fairly in all material respects the financial condition, results of operation and cash flows of the Company for the periods presented. The SEC rules under the Act also require, for reports filed for periods ending after August 29, 2002, that those officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal disclosure controls and procedures and that they have made disclosures to the Company's auditors and the Audit Committee about any significant deficiencies in those internal controls and about any fraud, whether or not material, that involves management or other employees with a significant role in the internal controls.

New Accounting Rules

        Effective August 1, 2002, the Company adopted a statement promulgated by the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually and requires that the regular charge, or amortization, of goodwill assets against income be discontinued. The Company currently does not have goodwill assets on its balance sheet and will perform an impairment analysis on its other intangible assets in fiscal 2003 using SFAS 142, but based on a preliminary review management does not believe that an impairment charge will be required. However, the Company has separately identified certain intangible assets that will not be amortizable under SFAS 142. Therefore, management expects the adoption of SFAS 142 could result in a reduced amortization expense for the Company.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

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

        In August 2001 the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." The new rules supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company believes adoption of this standard will not have a material effect on its consolidated results of operations, cash flows, or financial position.

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

        Revenue Recognition—The Company essentially has only one revenue recognition transaction in which the Company's chemical products sold in the open market are recognized as revenue as risk of loss and title to the products transfer to customers, which usually occurs at the time a shipment is made.

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

        Impairment of Long-lived Assets—The Company periodically reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including supply contracts and other intangible assets, at least annually or when events and circumstances warrant such a review. The carrying value of long-lived assets are evaluated for potential impairment on an individual asset basis.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business, primarily from changes in foreign exchange rates. The Company does not utilize derivative financial instruments or hedging transactions to manage that risk. Management believes that inflation has not had a significant impact the Company's business, financial condition or the results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

  Financial Statements

[This page intentionally blank]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
    KMG Chemicals, Inc.:

        We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the "Company") as of July 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
September 30, 2002

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,234,581	$3,126,781
Marketable securities	197,627	361,480
Accounts receivable:
Trade, net of allowance for doubtful accounts of $100,000 in 2002 and $130,000 in 2001	7,286,118	4,870,148
Other	422,462	130,003
Notes receivable from related parties—current portion	35,938	35,938
Inventories	5,192,018	4,876,261
Prepaid expenses and other current assets	363,213	309,181

Total current assets	14,731,957	13,709,792
PROPERTY, PLANT, AND EQUIPMENT—
Net of accumulated depreciation	6,106,043	5,393,697
NOTES RECEIVABLE FROM RELATED PARTIES—
Less current portion	48,422	82,602
DEFERRED TAX ASSET	315,077	328,146
OTHER ASSETS	7,660,245	8,246,051

TOTAL	$28,861,744	$27,760,288

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,956,696	$3,961,865
Accrued liabilities	1,608,866	1,967,891
Current portion of long-term debt	1,059,529	939,906

Total current liabilities	5,625,091	6,869,662
LONG-TERM DEBT	1,716,003	1,614,513

Total liabilities	7,341,094	8,484,175

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
Common stock, $.01 par value; 40,000,000 shares authorized, 7,692,981 and 7,681,981 shares issued, and 7,512,981 and 7,501,981 outstanding in 2002 and 2001, respectively	76,930	76,820
Additional paid-in capital	3,365,976	3,363,952
Treasury stock	(900,000)	(900,000)
Accumulated other comprehensive income—Unrealized gain on available for sale securities	88,429	211,480
Retained earnings	18,889,315	16,523,861

Total stockholders' equity	21,520,650	19,276,113

TOTAL	$28,861,744	$27,760,288

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED JULY 31, 2002, 2001 AND 2000

	2002	2001	2000
NET SALES	$34,438,034	$35,790,990	$33,754,285
COST OF SALES	22,396,954	23,786,253	20,532,928

Gross profit	12,041,080	12,004,737	13,221,357
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	7,910,175	7,751,488	7,070,806

Operating income	4,130,905	4,253,249	6,150,551
OTHER INCOME (EXPENSE):
Interest income	58,601	259,666	322,351
Interest expense	(122,096)	(238,994)	(288,095)
Other, net	262,488	(15,309)	(14,881)

Total other income (expense), net	198,993	5,363	19,375

INCOME BEFORE INCOME TAXES	4,329,898	4,258,612	6,169,926
PROVISION FOR INCOME TAXES	1,645,361	1,618,272	2,325,121

NET INCOME	$2,684,537	$2,640,340	$3,844,805

EARNINGS PER COMMON SHARE:
Basic	$0.36	$0.35	$0.50

Diluted	$0.36	$0.35	$0.50

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	7,512,274	7,538,967	7,681,981

Diluted	7,548,545	7,592,232	7,749,455

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000

	Common Stock
					Accumulated Other Comprehensive Income
	Shares Issued	Par Value	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
BALANCE, JULY 31, 1999	7,000,169	$70,002	$1,063,385			$12,824,656	$13,958,043
Warrants issued in exchange for services			66,122				66,122
Dividends						(280,007)	(280,007)
Net income						3,844,805	3,844,805

BALANCE, JULY 31, 2000	7,000,169	70,002	1,129,507			16,389,454	17,588,963
Warrants issued in exchange for services			25,374				25,374
Stock dividends	681,812	6,818	2,209,071			(2,215,889)
Treasury stock purchased				$(900,000)			(900,000)
Dividends						(290,044)	(290,044)
Net income						2,640,340	2,640,340
Unrealized gain on available for sale securities (net of taxes of $129,616)					$211,480		211,480

BALANCE, JULY 31, 2001	7,681,981	76,820	3,363,952	(900,000)	211,480	16,523,861	19,276,113
Employee options exercised	11,000	110	2,024				2,134
Dividends						(319,083)	(319,083)
Net income						2,684,537	2,684,537
Change in unrealized gain on available for sale securities (net of taxes of $54,198)					(123,051)		(123,051)

BALANCE, JULY 31, 2002	7,692,981	$76,930	$3,365,976	(900,000)	$88,429	$18,889,315	$21,520,650

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,684,537	$2,640,340	$3,844,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,391,237	1,128,107	1,065,760
Gain on sale of securities	(283,077)		(829)
(Gain) loss on sale or abandonment of equipment	(566)	1,448	(7,271)
Warrants issued in exchange for services		25,374	66,122
Forgiveness of notes receivable from related parties	74,023	74,023	71,288
Deferred income tax benefit	54,198	(38,462)	(38,186)
Unrealized gain on securities held for sale	(123,051)
Changes in operating assets and liabilities:
Accounts receivable—trade	(2,415,970)	(1,703,523)	91,759
Accounts receivable—other	(292,457)	(56,427)	(10,027)
Inventories	(315,757)	(2,033,537)	(298,111)
Prepaid expenses and other current assets	174,118	(121,215)	40,202
Accounts payable	(1,005,169)	840,365	(499,499)
Accrued liabilities	(359,027)	793,270	198,898

Net cash (used in) provided by operating activities	(416,961)	1,549,763	4,524,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,360,848)	(2,441,247)	(231,551)
Proceeds from sale of securities	378,076		7,752
Proceeds from sale of equipment	566		8,500
Collection of notes receivable from related parties	34,180	648,985	19,836
MSMA product line purchase		(2,300,000)
Additions to other assets	(431,377)	(98,643)	(286,452)
Collection of other assets			29,843

Net cash used in investing activities	(1,379,403)	(4,190,905)	(452,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(319,083)	(290,044)	(280,007)
Proceeds from exersice of stock options	2,134
Purchase of treasury stock		(900,000)
Borrowings on working capital line	1,202,002
Principal payments on borrowings	(980,889)	(872,876)	(809,875)

Net cash used in financing activities	(95,836)	(2,062,920)	(1,089,882)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,892,200)	(4,704,062)	2,982,957
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,892,200)	$(4,704,062)	$2,982,957
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,126,781	7,830,843	4,847,886

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,234,581	$3,126,781	$7,830,843

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION—
Cash paid during the year for:
Interest	$122,096	$238,994	$288,095

Income taxes	$1,759,717	$1,721,855	$2,334,730

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        General—KMG Chemicals, Inc. (the "Company") is principally involved in the sale and manufacture of specialty chemicals in niche markets. At the present time, the company sells three wood preserving chemicals—pentachlorophenol ("penta"), creosote and sodium pentacholorphenate ("sodium penta"), and an herbicide product consisting of monosodium and disodium methanearsonic acids ("MSMA"). Penta-manufacturing operations are conducted through KMG de Mexico ("KMEX"), a Mexican corporation and 99.98% owned subsidiary, at a plant in Matamoros, Mexico. The Company has two main suppliers of creosote, which it sells throughout the United States.

        The Company's MSMA agricultural chemicals product line was acquired form Zeneca Ag Products, Inc. ("Zeneca") in October 2000. The MSMA production facility acquired from Zeneca was relocated adjacent to the Company's penta manufacturing facility and reassembled. The Company's MSMA herbicides are sold under the name Bueno® 6 in the United States to protect cotton crops, primarily in the southern cotton-growing states and in California, and under the name Ansar® 6.6 to state agencies to control highway weed growth.

        The Company's significant accounting policies are as follows:

        Principles of Consolidation—The consolidated financial statements include the accounts of KMG Chemicals, KMG-Bernuth, and KMEX. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Cash and Cash Equivalents—The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.

        Investments in Marketable Securities—The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Fair value of the equity securities is based upon the quoted market price on the last business day of the fiscal year plus. Gains or losses on securities sold are based on the specific identification method. In 2002 the Company sold a portion of its equity securities and realized a gain of approximately $283,000 which was recorded in other income.

        Inventories—Inventories are valued at the lower of cost or market. Cost is determined using the first-in first-out ("FIFO") method.

        Property, Plant, and Equipment—Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Major renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.

        Income Taxes—Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases.

        Revenue Recognition—The Company essentially has only one type of revenue transaction in which the Company's chemical products sold in the open market are recognized as revenue as risk and title to the products transfer to the customers, which is usually at the time a shipment is made.

        Earnings Per Share—Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assume the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

        Currency Translation—The U.S. dollar is the functional currency for the Company's foreign operations. For those operations, remeasurements to U.S. dollars from currency translations are included in the statement of income.

        Stock-Based Compensation—The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No.123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 ("APB No. 25") and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date. The Company elected to continue following APB No. 25 for stock options granted to employees; however, the Company accounts for stock options granted to non-employees under the provisions of SFAS 123.

        Intangible Assets—For financial statement purposes, identifiable intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets (see Note 6).

        Change in Estimates—In fiscal year 2002, management changed its estimates with respect to certain accrued liabilities that had been established in prior years. The effect of the changes in estimates was a reduction of accrued liabilities and cost of goods sold by approximately $333,000.

        Fair Value of Financial Instruments—The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The notes receivable, including the current portion, are of a related-party nature, and it is not practicable to estimate their fair value. The fair value of the Company's debt at July 31, 2002 and 2001 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

        Concentrations of Credit Risks—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from wood-treating manufacturers located worldwide and agriculture chemicals distributors in the United States. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. Approximately 52% of the Company's gross trade receivables balance was represented by 5 customers at July 31, 2002, which exposes the Company to a concentration of credit risk.

        New Accounting Standards—Effective August 1, 2002, the Company adopted a statement promulgated by the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually and requires that the regular charge, or amortization, of goodwill assets against income be discontinued. The Company currently does not have goodwill assets on its balance sheet and will perform an impairment analysis on its other intangible assets in fiscal 2003 using SFAS 142, but based on a preliminary review management does not believe that an impairment charge will be required. However, the Company has separately identified certain intangible assets that will not be amortizable under SFAS 142. Therefore, management expects the adoption of SFAS 142 could result in a reduced amortization expense for the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company believes adoption of this standard will not have a material effect on its consolidated results of operations, cash flows, or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Management does not believe the adoption of SFAS No. 145 will have a material impact on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS No. 146, fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position, results of operations or cash flows.

        Reclassifications—Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2.    INVENTORIES

        Inventories are summarized as follows at July 31:

	2002	2001
Chemical raw materials and supplies	$549,098	$283,976
Finished chemical products	4,642,920	4,592,285

Total	$5,192,018	$4,876,261

3.    PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31:

	2002	2001
Land	$302,527	$302,527
Buildings	1,491,109	751,826
Plant	1,747,843	519,738
Equipment	5,508,315	2,943,149
Leasehold improvements	105,595	38,425
Construction-in-progress	60,453	3,318,438

	9,215,842	7,874,103
Less accumulated depreciation and amortization	(3,109,799)	(2,480,406)

Property, plant and equipment—net	$6,106,043	$5,393,697

        On October 3, 2000, the Company acquired the MSMA herbicides product line (see Note 6) and its manufacturing facility from Zeneca, for a total acquisition cost of $2.3 million. The MSMA manufacturing facility, originally located in Houston, Texas, was dismantled and reassembled adjacent to the Company's penta manufacturing facility in Matamoros, Mexico. Included in construction-in-progress at July 31, 2001 are costs of approximately $3.3 million related to the purchase and relocation of the MSMA manufacturing facility, which costs have been reclassified to building, plant, and equipment in the current year.

        Depreciation is principally computed using a straight-line method over the estimated useful lives of the assets. Depreciation expense was $648,503, $336,060 and $333,712 in 2002, 2001 and 2000, respectively. The estimated useful lives of classes of assets are as follows:

Asset Description	Life (Years)
Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	5 to 8

4.    FOREIGN CURRENCY REMEASUREMENT

        Monetary assets and liabilities and income items for KMEX are remeasured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are remeasured at historical rates. Expense items for KMEX are remeasured at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency remeasurement for KMEX are included in operations. Foreign currency remeasurement resulted in an aggregate exchange loss of $2,971 in 2002 and an aggregate exchange gain of $11,705 in 2001 and $15,416 in 1999.

5.    INCOME TAXES

        The geographical sources of income before income taxes for each of the three years in the period ended July 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
United States	$3,963,676	$3,834,408	$5,883,560
Foreign	366,222	424,204	286,366

Income before income taxes	$4,329,898	$4,258,612	$6,169,926

        The provision for income taxes consisted of the following:

	2002	2001	2000
Current federal provision	$1,347,650	$1,303,699	$2,050,567
Current foreign provision	165,732	238,003	114,546
Current state provision	118,910	115,032	198,194
Deferred income tax (benefit)	13,069	(38,462)	(38,186)

Total	$1,645,361	$1,618,272	$2,325,121

        Deferred income taxes are provided on all temporary differences between financial and taxable income. Significant components of the Company's deferred tax assets and liabilities as of July 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Deferred tax assets (liabilities):
Inventory			$19,944
Bad debt expense	$14,791	$22,192	44,400
Difference in depreciable basis of property	173,656	161,186	127,242
Difference in amortization basis of intangibles	180,828	144,768	98,098
Other	(54,198)

Total	$315,077	$328,146	$289,684

        The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal and Mexican income tax rate to earnings before income taxes for the year ended July 31:

	2002	2001	2000
Provision for income taxes at the statutory rate	$1,424,382	$1,364,370	$2,003,210
State income taxes	53,658	113,558	207,365
Other	167,321	140,344	114,546

Total	$1,645,361	$1,618,272	$2,325,121

6.    OTHER ASSETS

        Other assets consisted of the following at July 31:

	2002	2001
Intangible assets—creosote sales and distribution, net of accumulated amortization of $1,225,000 in 2002 and $925,000 in 2001	$3,275,000	$3,575,000
Creosote supply contract, net of accumulated amortization of $1,555,557 in 2002 and $1,233,335 in 2001	2,444,443	2,766,665
Intangible assets—MSMA product line, net of accumulated amortization of $140,000 in 2002 and $60,000 in 2001	1,060,000	1,140,000
Advances for premiums on employee-owned life insurance policies (see Note 9)	488,054	448,364
Licensing agreement, net of accumulated amortization of $200,596 in 2002 and $177,738 in 2001	119,404	142,262
Other	273,344	173,760

Total	$7,660,245	$8,246,051

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

7.    LONG-TERM DEBT

        Effective August 1, 1996, the Company entered into a revolving note agreement with a bank that provides for borrowings of up to $3,500,000. The borrowing base under this agreement is limited by a formula defined in the agreement based on the amount of receivables and inventory. Interest payments will be due monthly. The revolving note is subject to a one-fourth percent unused line fee and is secured by the Company's receivables, inventory, and general intangibles. The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum net worth requirements. The

Company was in compliance with debt covenants as of July 31, 2002 and 2001. Borrowings outstanding under this agreement at July 31, 2002 or 2001 were $1,202,000 and $0, respectively. The termination date of this loan agreement is January 31, 2005.

        On June 26, 1998, the Company entered into a term loan with an original maturity date of July 1, 2005 for $6,000,000 with a bank. Starting August 1, 1998, the Company began making monthly principal and interest payments of $91,498. This term loan is secured by the Company's receivables, inventory, and general intangibles. The interest rate of the term loan is variable at LIBOR plus 1.75% adjusted annually. At July 31, 2001, the Company was in compliance with its various debt covenants which, among other things, has restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum and ratio requirements on tangible net worth.

        The Company's debt at July 31, 2002 matures as follows:

Year Ending July 31,
2003	$1,059,529
2004	514,003
2005	1,202,000

Total	$2,775,532

8.    COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has noncancelable operating leases for its office and warehouse facilities and certain transportation equipment. At July 31, 2002, the Company was obligated under these leases for the following future minimum lease commitments:

2003	$325,722
2004	242,884
2005	65,244
2006	10,874

Total	$644,724

        Rent expense relating to the operating leases was $355,316, $437,103 and, $346,138 in 2002, 2001 and 2000, respectively.

        Environmental—As a manufacturer and supplier of wood treatment products and herbicides, the Company is subject to a variety of health, safety, and environmental laws within the countries in which it operates. These governments may implement new laws or regulations that amend or impose restrictions on the sale or use of the Company's raw materials and products. In management's opinion, the Company is in substantial compliance with all applicable laws and regulations, and no actions or proceedings against the Company are known to be in process.

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

        The Company incurred expenses in connection with the FIFRA research and testing programs of approximately $520,000, $716,000 and $756,000 in 2002, 2001 and 2000, respectively. These costs are included in selling, general, and administrative expenses.

        Future costs to the Company of the research and testing programs are difficult to quantify, since governments have the authority to amend testing protocols and/or mandate additional tests. However, management estimates that these costs will be approximately $414,000 in fiscal 2003 and intends to expense these costs as incurred.

        Lawsuits—The Company is involved in various claims and lawsuits in the normal course of business. Management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company's consolidated financial position or results of operations.

9.    RELATED-PARTY TRANSACTIONS

        During 1991, the Company entered into "split-dollar insurance" arrangements with two officers/stockholders. Under these arrangements, the Company advances funds for insurance premiums and records these advances as a noncurrent asset. The Company has a security interest in the insurance policies to the extent of the advances made. The security interest is to be satisfied either from death benefit proceeds or, in the event of termination of the arrangement(s), by reimbursement from the officer(s)/stockholder(s). During fiscal 1998, the arrangement with one such officer was terminated under the provisions of a five-year employment agreement and converted to a noninterest-bearing promissory note. As a portion of the officer's compensation under the employment agreement, the note is being amortized to compensation expense by the Company over a five-year period beginning January 1, 2000 (see Note 6); such amortization was $74,023, $74,023 and $71,288 in 2002, 2001 and 2000, respectively.

        On October 18, 2000, the Company completed its purchase of 180,000 shares of the Company's outstanding common stock from an officer at a price of $5.00 per share, the value of the Company's common stock on August 29, 2000, the date on which the Company's Board of Directors approved the transaction. In accordance with the Company's desire to remove certain related party transactions from its accounts, the proceeds from the sale were used by the officer to purchase the Company's interest in two promissory notes and to repay loans made to the officer by the Company in fiscal 1998 and 1994.

10.    EMPLOYEE BENEFIT PLANS

        The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The participants may contribute from 3% to 15% of their compensation, and the Company makes matching contributions under this plan equal to 3% of the participant's compensation. Company contributions to the plan totaled approximately $31,000, $30,000 and $40,000 in 2002, 2001 and 2000, respectively.

        In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant's three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company's other pension plan payments to the participant, if any, the Company's 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. As of July 31, 2001, none of the Company's executives were designated as a participant in the plan. One executive was designated as a participant in August 2001, which resulted in $47,164 of expense in 2002.

11.    SIGNIFICANT CUSTOMERS

        The Company had one significant customer in 2002, 2001 and 2000 whose sales as a percentage of total sales were 19%, 15% and 12%, respectively.

12.    STOCKHOLDERS' EQUITY

        The Company adopted the 1996 Stock Option Plan (the "Stock Plan") on October 15, 1996 and reserved 700,000 shares of its common stock for issuance under the Stock Plan. The Stock Plan provides for the grant of "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The Stock Plan will be administered either by the Company's Board of Directors or by a committee of two or more nonemployee directors. Subject to the terms of the Stock Plan, the Board of Directors or the committee has the authority to grant options under the Stock Plan, to amend, construe, and interpret it, and to make all other determinations and take any and all actions necessary or advisable for its administration. The directors, consultants, and key employees of the Company or any subsidiary are eligible to receive nonqualified options under the Plan but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options.

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

        In 2000 the Company granted an option to acquire 40,000 shares of common stock in consideration for investor relations consulting services. These options would have vested if before January 1, 2000 the average closing price of the Company's common stock equaled or exceeded $9.00 per share for ten consecutive days; however, the options failed to vest and expired unexercised. Also in 2000 the Company granted warrants to acquire 25,000 shares of common stock to JP Turner & Company L.L.P. for consulting services as requested by the Company and pertaining to the evaluation of acquisition and financing transactions and to investor relations. The warrants are immediately exercisable at a price of $5.00 per share of common stock through March 17, 2003.

        In 2000, the Company granted a warrant for the purchase of 25,000 shares of the Company's common stock to Gilman Financial Corporation, a company that employs a Director of the Company, in exchange for consulting services with respect to developing, studying, and evaluating merger and acquisition proposals. The warrant is immediately exercisable at a price of $5.00 per share of common stock through March 6, 2009.

        Stock option and warrants activity for the Company in 2002, 2001 and 2000 was as follows:

	2002		2001		2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Stock options and warrants outstanding, beginning of year	344,171	$3.41	154,171	$3.67	160,171	$3.69
Granted	69,417	2.48	190,000	3.55	34,000	5.17
Exercised	(11,000)	0.19
Cancelled					(40,000)	5.00

Stock options and warrants outstanding, end of year	402,588	$3.39	344,171	$3.61	154,171	$3.67

        Options and warrants outstanding as of July 31, 2002 are as follows:

Range of Exercise Price	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$0.194	37,038	2.22	$0.194	37,038	$0.194
2.48 - 5.00	365,550	8.42	3.710	221,160	3.770

        At July 31, 2002, options were exercisable for 258,195 shares at a weighted-average exercise price of $3.26. The remaining contractual life of these options was approximately 7.13 years. At July 31, 2002, 297,412 shares were available for future option grants.

        The weighted-average fair value of options granted during 2002, 2001 and 2000 was $91,857, $103,176 and $114,314, respectively. The effect of these options would have decreased basic and diluted EPS by $.01 per share in both 2002 and 2001 and $.02 per share in 2000. Fair value of the options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2002, 2001 and 2000:

	2002	2001	2000
Weighted-average expected life	9.33	12.91	9.66
Volatility factor	60%	48%	48%
Dividend yield	1.2%	0.1%	0.8%
Weighted-average risk-free interest	4.51%	5.07%	7.26%

        The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Year Ended July 31, 2002
	Income (Numerator)	Shares (Denominator)	Weighted- Average Per Share (Amount)
Basic EPS—Income available to common stockholders	$2,684,537	7,512,274	$0.36
Effect of dilutive securities—Common stock options		36,271	0.00

Diluted EPS—Income available to common stockholders	$2,684,537	$7,548,545	$0.36

	Year Ended July 31, 2001
	Income (Numerator)	Shares (Denominator)	Weighted- Average Per Share (Amount)
Basic EPS—Income available to common stockholders	$2,640,340	7,538,967	$0.35
Effect of dilutive securities—Common stock options		53,265	0.00

Diluted EPS—Income available to common stockholders	$2,640,340	7,592,232	$0.35

	Year Ended July 31, 2000
	Income (Numerator)	Shares (Denominator)	Weighted- Average Per Share (Amount)
Basic EPS—Income available to common stockholders	$3,844,805	7,681,981	$0.50
Effect of dilutive securities—Common stock options		67,474	0.00

Diluted EPS—Income available to common stockholders	$3,844,805	7,749,455	$0.50

        The Company declared and paid a 10% stock dividend during fiscal 2001, which resulted in the issuance of 681,812 shares of the Company's common stock.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2002
Net sales	$8,097,329	$7,571,329	$8,783,236	$9,986,140
Gross Profit	2,636,002	2,552,732	3,326,056	3,526,290
Operating income	707,282	652,553	1,295,375	1,475,695
Income before income tax	682,907	622,072	1,288,593	1,736,326
Net income	423,402	385,685	798,981	1,076,469
Per share data:
Earnings per share—basic	0.06	0.05	0.11	0.14
Earnings per share—diluted	0.06	0.05	0.11	0.14
Year ended July 31, 2001
Net sales	$8,302,040	$8,192,896	$8,098,371	$11,197,683
Gross Profit	3,147,030	2,937,856	2,501,847	3,418,004
Operating income	1,467,674	968,730	375,867	1,440,978
Income before income tax	1,530,895	982,054	341,073	1,404,590
Net income	949,155	608,873	211,465	870,847
Per share data:
Earnings per share—basic	0.13	0.08	0.03	0.11
Earnings per share—diluted	0.13	0.08	0.03	0.11
Year ended July 31, 2000
Net sales	$8,833,089	$7,761,334	$8,176,294	$8,983,568
Gross Profit	3,383,073	3,073,488	3,286,870	3,477,926
Operating income	1,580,027	1,285,055	1,555,007	1,730,462
Income before income tax	1,570,703	1,277,383	1,548,829	1,773,011
Net income	1,005,250	792,031	948,274	1,099,250
Per share data:
Earnings per share—basic	0.13	0.10	0.12	0.15
Earnings per share—diluted	0.13	0.10	0.12	0.15

******

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

        Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-13 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed on or about October 25, 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.

(a)	The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in such Item. The following documents were previously filed as exhibits by the company:
	2.1 (i)	First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.
	2.1 (ii)	Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.
	2.1 (iii)	Asset Sale Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation
	2.2	Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.
	3 (i)	Amended and Restated Articles of Incorporation.
	3 (ii)	Bylaws.
	3 (iii)	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.
	4.1	Form of Common Stock Certificate.
	10.1	Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.
	10.2	Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.
	10.3	$2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.
	10.4	1996 Stock Option Plan.
	10.5	Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.
	10.6	Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.
	10.7	Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.

10.8	Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.
10.9	Second Amendment to Revolving Loan Agreement.
10.10	$2,500,000 Amended and Restated Revolving Note.
10.11	Third Amendment to Revolving Loan Agreement.
10.12	$2,500,00 Amended and Restated Revolving Note dated December 31, 1997.
10.13	Employment Agreement dated February 1, 1998 with Bobby D. Godfrey.
10.14	Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.
10.15	Performance Guaranty dated June 30, 1998 by the Company.
10.16	Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.
10.17	$6,000,000 Term Note.
10.18	Guaranty of Payment by the Company.
10.19	Fourth Amendment to Revolving Loan Agreement.
10.20	Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the Company
10.21	Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.
10.22	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.
10.23	Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.
10.24	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.
10.25	Employment Agreement with Thomas H. Mitchell dated July 11, 2001.
10.26	Employment Agreement with John V. Sobchak dated June 26, 2001.
10.27	Supplemental Executive Retirement Plan dated effective August 1, 2001.
10.28	Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company.
21.1	Subsidiaries of the Company.
99.1	Direct Stock Purchase Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.
By:	/s/ DAVID L. HATCHER David L. Hatcher, President and Chairman	Date: October 18, 2002

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN V. SOBCHAK John V. Sobchak, Vice President and Chief Financial Officer	Date: October 18, 2002
By:	/s/ GEORGE W. GILMAN George W. Gilman, Director	Date: October 18, 2002
By:	/s/ FRED C. LEONARD Fred C. Leonard III, Director	Date: October 18, 2002
By:	/s/ CHARLES L. MEARS Charles L. Mears, Director	Date: October 18, 2002
By:	/s/ CHARLES M. NEFF Charles M. Neff, Jr., Director	Date: October 18, 2002
By:	/s/ RICHARD L. URBANOWSKI Richard L. Urbanowski, Director	Date: October 18, 2002

CERTIFICATE

        I, David L. Hatcher, certify that:

        1.    I have reviewed this annual report on Form 10-K of KMG Chemicals, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects and financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 18, 2002	/s/David L. Hatcher
David L. Hatcher President

CERTIFICATE

        I, John V. Sobchak, certify that:

        1.    I have reviewed this annual report on Form 10-K of KMG Chemicals, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects and financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 18, 2002	/s/John V. Sobchak
John V. Sobchak Vice President & Chief Financial Officer

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEPENDENT AUDITORS' REPORT
KMG CHEMICALS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JULY 31, 2002 AND 2001
KMG CHEMICALS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED JULY 31, 2002, 2001 AND 2000
KMG CHEMICALS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
KMG CHEMICALS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2002, 2001 AND 2000
KMG CHEMICALS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.
SIGNATURES
CERTIFICATE
CERTIFICATE