Form 10-Q
period 2002-10-31
KMG CHEMICALS INC
filed 2002-12-13
CIK 1028215

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2002	July 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,971,872	$1,234,581
Marketable securities	$148,357	$197,628
Accounts receivable:
Trade	3,811,904	7,286,118
Other	384,616	422,462
Notes receivable—current portion	35,938	35,938
Inventories	5,430,328	5,192,018
Prepaid expenses and other current assets	235,306	363,213

Total current assets	13,018,321	14,731,958
PROPERTY, PLANT AND EQUIPMENT—
Net of accumulated depreciation	5,886,414	6,106,043
NOTES RECEIVABLE, Less current portion	39,877	48,422
DEFERRED TAX ASSET	529,866	369,275
OTHER ASSETS	7,821,256	7,660,245

TOTAL	$27,295,734	$28,915,942

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,924,681	$2,956,696
Accrued liabilities	1,219,073	1,608,866
Current portion of long-term debt	1,068,122	1,059,529

Total current liabilities	5,211,876	5,625,091
LONG-TERM DEBT	244,758	1,716,003
DEFERRED INCOME TAXES	35,475	54,198

Total liabilities	5,492,109	7,395,292

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 7,692,981 shares issued and 7,512,981 shares outstanding at October 31, 2002 and at July 31, 2002.	76,930	76,930
Additional paid-in capital	3,365,976	3,365,976
Treasury stock	(900,000)	(900,000)
Unrealized gain on available for sale securities	57,881	88,429
Retained earnings	19,202,838	18,889,315

Total stockholders' equity	21,803,625	21,520,650

TOTAL	$27,295,734	$28,915,942

See notes to consolidated financial statements.

KMG CHEMICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended October 31
	2002	2001
NET SALES	$8,053,629	$8,097,329
COST OF SALES	5,337,278	5,461,329

Gross Profit	2,716,351	2,636,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,986,607	1,928,718

Operating Income	729,744	707,282

OTHER INCOME (EXPENSE):
Interest & Dividend Income	11,411	28,948
Interest Expense	(16,566)	(46,368)
Other	6,568	(6,955)

Total Other Income (Expense)	1,413	(24,375)

INCOME BEFORE INCOME TAX	731,158	682,907
Provision For Income Tax	(248,594)	(259,505)

NET INCOME	$482,564	$423,402

EARNINGS PER SHARE:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,512,981	7,510,177

Diluted	7,551,367	7,544,720

See notes to consolidated financial statements.

KMG CHEMICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	COMMON STOCK
					ACCUMULATED OTHER COMPREHENSIVE INCOME
	SHARES ISSUED	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK		RETAINED EARNINGS	TOTAL STOCKHOLDERS EQUITY
BALANCE AT JULY 31, 2000	7,000,169	70,002	1,129,507	0		16,389,454	17,588,963
Warrants issued for services			25,374				25,374
Stock dividends	681,812	6,818	2,209,071			(2,215,889)
Purchase of 180,000 shares of treasury stock				(900,000)			(900,000)
Cash dividends						(290,044)	(290,044)
Net income						2,640,340	2,640,340
Unrealized gain on available for sale securities (net of taxes of $129,616)					211,480		211,480

BALANCE AT JULY 31, 2001	7,681,981	$76,820	$3,363,952	$(900,000)	$211,480	$16,523,861	$19,276,113
Employee options exercised	11,000	110	2,024				2,134
Cash dividends						(319,083)	(319,083)
Net income						2,684,537	2,684,537
Change in unrealized gain on available for sale securities (net of taxes of $54,198)					(123,051)		(123,051)

BALANCE AT JULY 31, 2002	7,692,981	$76,930	$3,365,976	$(900,000)	$88,429	$18,889,315	$21,520,650
Cash dividends						$(169,041)	(169,041)
Net income						482,564	482,564
Change in unrealized gain on available for sale securities (net of taxes of $35,475)					(30,548)		(30,548)

BALANCE AT OCTOBER 31, 2002	7,692,981	$76,930	$3,365,976	$(900,000)	$57,881	$19,202,838	$21,803,625

See notes to consolidated financial statements.

KMG CHEMICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended October 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$482,564	$423,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,199	284,614
Gain on sale of equipment	(18,500)
Forgiveness of notes receivable from related parties	8,545	8,545
Deferred income taxes	(160,591)	(6,551)
Changes in operating assets and liabilities:
Accounts receivable—trade	3,474,214	1,804,811
Accounts receivable—other	37,846	(87,212)
Inventories	(238,310)	730,527
Prepaid expenses and other assets	127,907	(22,870)
Accounts payable	(32,015)	(1,198,759)
Accrued liabilities	(389,793)	(736,549)

Net cash provided by operating activities	3,636,066	1,199,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,272)	(626,543)
Proceeds from sale of equipment	18,500
Additions to other assets	(263,311)	(86,561)

Net cash used in investing activities	(267,083)	(713,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,462,652)	(228,125)
Proceeds from exercise of stock options		2,134
Payment of dividends	(169,041)	(150,040)

Net cash used in financing activities	(1,631,693)	(376,029)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,737,290	110,825
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,234,581	3,126,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,971,872	$3,237,606

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$16,566	$46,368
Cash paid during the period for income taxes	$201,492	$78,459

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        (1)  Basis of Presentation—The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared pursuant to the requirements of the SEC for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2002.

        (2)  Earnings Per Share—Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

        The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended October 31
	2002	2001
BASIC EARNINGS PER SHARE
Net Income	$482,564	$423,402

Weighted Average Shares Outstanding	7,512,981	7,510,177

Basic Earnings Per Share	$0.06	0.06

DILUTED EARNINGS PER SHARE
Net Income	$482,564	$423,402

Weighted Average Shares Outstanding	7,512,981	7,510,177
Shares Issuable from Assumed Conversion of Common Share Options	38,386	34,543

Weighted Average Shares Outstanding, as Adjusted	7,551,367	7,544,720

Diluted Earnings Per Share	$0.06	0.06

        (3)  New Accounting Rules—Effective August 1, 2002, the Company adopted the statement promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." In adopting SFAS No.142, the Company has identified certain intangible assets that are not amortizable under this statement. Those intangible assets were acquired from Allied Signal Inc. ("Allied") on June 30, 1998 for $4.5 million and pertain to the sale and distribution of creosote. Virtually all of the value acquired in that transaction with Allied pertains to the creosote product registrations included in the acquisition. In the opinion of management, these creosote product registrations currently have an indeterminable life. As a result, amortization expense decreased by $25,000 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

Results of Operations

        The following table sets forth the Company's net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 2002 and 2001:

	Three Months Ended October 31
	2002	2001
Net sales	$8,053,629	$8,097,329
Gross profit	$2,716,351	$2,636,000
Gross profit as a percent of net sales	33.7%	32.6%
Net income	$482,564	$423,402
Basic earnings per share	$0.06	$0.06
Weighted average shares outstanding	7,512,981	7,510,177

  Sales Revenue and Gross Profit

        Net sales revenue for the first quarter of fiscal 2003 was flat as compared with the first quarter of fiscal 2002. Net sales revenue from wood treating chemicals continued to be adversely affected in the first quarter of fiscal 2003 by soft demand for utility poles and railroad crossties. The Company's pentachlorophenol products ("penta") are used principally to treat utility poles and its creosote product is used to treat railroad crossties. The Company did see some improvement in penta sales in the quarter but that was more than offset by lower creosote sales. Net sales revenue from the Company's agricultural chemical product were up; however, overall they were not a significant factor in the quarter since sales of the product are heavily concentrated in the last fiscal quarter rather than the first quarter.

        Gross profit for the first quarter of fiscal 2003 was 3% greater than in the same quarter of the prior fiscal year. The Company's gross profit as a percent of sales improved to 33.7% for the first quarter of this fiscal year from 32.6% for the same quarter of fiscal 2002. The improvement in gross profit was caused by the increased higher margin penta sales. In the first quarter and currently, the Company has experienced higher costs for its chlorine and phenol raw materials. The Company expects those increased costs will affect gross margins adversely over the balance of the fiscal year.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the first quarter of fiscal 2003 were approximately the same as in the first quarter of the prior fiscal year and reflects management's continuing emphasis on cost containment.

Liquidity and Capital Resources

        The principal balance of the Company's term loan with SouthTrust Bank of Alabama, National Association ("SouthTrust") was approximately $1.3 million as of October 31, 2002. As of that same date, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $3.5 million.

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

New Accounting Rules

        Effective August 1, 2002, the Company adopted the statement promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 142 As a result, amortization expense decreased by $25,000 per month. See, note 3 of "Notes to Financial Statements".

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

ITEM 4. CONTROLS AND PROCEDURES.

        Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the rules of the SEC.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The annual meeting of the shareholders of the Company was held on November 19, 2002. At that meeting, the shareholders voted to elect all the nominees for director as follows:

Nominees	Votes For	Votes Against
David L. Hatcher	7,096,192	1,298
George W. Gilman	7,096,906	584
Fred C. Leonard, III	7,096,906	584
Charles L. Mears	7,096,906	584
Charles M. Neff, Jr.	7,096,906	584
Richard L. Urbanowski	7,096,906	584

        The shareholders also voted to ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors of the Company for fiscal year 2003. The vote was 7,096,940 votes for the ratification, 550 votes against and no abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

        The following documents were previously filed by the Company and are incorporated by this reference:

2.1 (i)	First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.
2.1 (ii)	Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.
2.1 (iii)	Asset Sale Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation
2.2	Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.
3 (i)	Amended and Restated Articles of Incorporation.
3 (ii)	Bylaws.
3 (iii)	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.
4.1	Form of Common Stock Certificate.
10.1	Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.
10.2	Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.
10.3	$2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.
10.4	1996 Stock Option Plan.
10.5	Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.
10.6	Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.
10.7	Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.

10.8	Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.
10.9	Second Amendment to Revolving Loan Agreement.
10.10	$2,500,000 Amended and Restated Revolving Note.
10.11	Third Amendment to Revolving Loan Agreement.
10.12	$2,500,000 Amended and Restated Revolving Note dated December 31, 1997.
10.13	Employment Agreement dated February 1, 1998 with Bobby D. Godfrey.
10.14	Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.
10.15	Performance Guaranty dated June 30, 1998 by the Company.
10.16	Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.
10.17	$6,000,000 Term Note.
10.18	Guaranty of Payment by the Company.
10.19	Fourth Amendment to Revolving Loan Agreement.
10.20	Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the Company
10.21	Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.
10.22	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.
10.23	Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.
10.24	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.
10.25	Employment Agreement with Thomas H. Mitchell dated July 11, 2001.
10.26	Employment Agreement with John V. Sobchak dated June 26, 2001.
10.27	Supplemental Executive Retirement Plan dated effective August 1, 2001.
10.28	Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company.
21.1	Subsidiaries of the Company.
99.1	Direct Stock Purchase Plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.
By:	/s/ DAVID L. HATCHER David L. Hatcher, President	Date: December 13, 2002
By:	/s/ JOHN V. SOBCHAK John V. Sobchak, Chief Financial Officer	Date: December 13, 2002

CERTIFICATE

        I, David L. Hatcher, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of KMG Chemicals, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects and financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 13, 2002	/s/ DAVID L. HATCHER David L. Hatcher President

CERTIFICATE

        I, John V. Sobchak, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of KMG Chemicals, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects and financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 13, 2002	/s/ JOHN V. SOBCHAK John V. Sobchak Vice President & Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this report of the Company on Form 10-Q for the quarterly period ended October 31, 2002, I, David L. Hatcher, Chairman of the Board and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	December 13, 2002	/s/ DAVID L. HATCHER David L. Hatcher Chairman of the Board and President

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this report of the Company on Form 10-Q for the quarterly period ended October 31, 2002, I, John V. Sobchak, Chief Financial Officer and Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	December 13, 2002	/s/ JOHN V. SOBCHAK John V. Sobchak Chief Financial Officer and Vice President

QuickLinks

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
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES.
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATE
CERTIFICATE
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002