Form 10-Q
period 2003-01-31
KMG CHEMICALS INC
filed 2003-03-14
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-29278

KMG CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10611 Harwin Drive, Suite 402 Houston, Texas 77036
(Address of principal executive offices)

(713) 988-9252
(Registrant’s telephone number including area code)

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

Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,512,981 shares of common stock.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31 2003	July 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,918,360	$1,234,581
Marketable securities	137,619	197,628
Accounts receivable:
Trade	3,642,892	7,286,118
Other	266,078	422,462
Notes receivable - current portion	35,938	35,938
Inventories	5,821,837	5,192,018
Prepaid expenses and other current assets	185,313	363,213
Total current assets	12,008,037	14,731,958

PROPERTY, PLANT AND EQUIPMENT -
Net of accumulated depreciation	5,883,459	6,106,043

NOTES RECEIVABLE, Less current portion	31,332	48,422

DEFERRED TAX ASSET	532,162	369,275

INTANGIBLE ASSETS	10,619,058	7,043,121

OTHER ASSETS	888,251	617,124

TOTAL	$29,962,299	$28,915,942

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,399,646	$2,956,696
Accrued liabilities	573,775	1,608,866
Current portion of long-term debt	504,996	1,059,529
Total current liabilities	3,478,417	5,625,091

LONG-TERM DEBT	4,502,921	1,716,003

DEFERRED INCOME TAXES	28,090	54,198
Total liabilities	8,009,428	7,395,292

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 7,692,981 shares issued and 7,512,981 shares outstanding at Janaury 31, 2003 and at July 31, 2002.	76,930	76,930
Additional paid-in capital	3,365,976	3,365,976
Treasury stock	(900,000)	(900,000)
Unrealized gain on available for sale securities	54,528	88,429
Retained earnings	19,355,437	18,889,315
Total stockholders’ equity	21,952,871	21,520,650

TOTAL	$29,962,299	$28,915,942

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended January 31		Six Months Ended January 31
	2003	2002	2003	2002

NET SALES	$6,287,300	$7,571,329	$14,340,928	$15,668,659

COST OF SALES	4,229,917	5,018,597	9,567,195	10,479,927

Gross Profit	2,057,383	2,552,732	4,773,733	5,188,732

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,800,176	1,900,179	3,786,785	3,828,897

Operating Income	257,207	652,553	986,948	1,359,835

OTHER INCOME (EXPENSE):
Interest & Dividend Income	10,109	14,292	21,521	43,239
Interest Expense	(21,181)	(39,538)	(37,747)	(85,906)
Other	(14,923)	(5,235)	(8,355)	(12,190)

Total Other Income (Expense)	(25,995)	(30,481)	(24,581)	(54,857)

INCOME BEFORE INCOME TAX	231,212	622,072	962,368	1,304,978

Provision For Income Tax	(78,612)	(236,387)	(327,204)	(495,892)

NET INCOME	$152,600	$385,685	$635,164	$809,086

EARNINGS PER SHARE:
Basic	$0.02	$0.05	$0.08	$0.11
Diluted	$0.02	$0.05	$0.08	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,512,981	7,510,177	7,512,981	7,510,177
Diluted	7,550,254	7,544,720	7,550,828	7,544,720

See notes to consolidated financial statements.

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TOTAL STOCKHOLDERS' EQUITY
	SHARES ISSUED	PAR VALUE
BALANCE AT JULY 31, 2000	7,000,169	$70,002	$1,129,507	$0	$0	$16,389,454	$17,588,963

Warrants issued for services			25,374				25,374
Stock dividends	681,812	6,818	2,209,071			(2,215,889)
Purchase of 180,000 shares of treasury stock				(900,000)			(900,000)
Cash dividends						(290,044)	(290,044)
Net income						2,640,340	2,640,340
Unrealized gain on available for sale securities (net of taxes of $129,616)					211,480		211,480

BALANCE AT JULY 31, 2001	7,681,981	$76,820	$3,363,952	$(900,000)	$211,480	$16,523,861	$19,276,113
Employee options exercised	11,000	110	2,024				2,134
Cash dividends						(319,083)	(319,083)
Net income						2,684,537	2,684,537
Change in unrealized gain on available for sale securities (net of taxes of $54,198)					(123,051)		(123,051)

BALANCE AT JULY 31, 2002	7,692,981	$76,930	$3,365,976	$(900,000)	$88,429	$18,889,315	$21,520,650
Cash dividends						(169,042)	(169,042)
Net income						635,164	635,164
Change in unrealized gain on available for sale securities (net of taxes of $28,090)					(33,901)		(33,901)

BALANCE AT JANUARY 31, 2003	7,692,981	$76,930	$3,365,976	$(900,000)	$54,528	$19,355,437	$21,952,871

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended January 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$635,164	$809,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	692,415	566,966
Gain on sale of equipment	(18,500)
Forgiveness of notes receivable from related parties	17,089	17,091
Deferred income taxes	(162,887)	(12,771)
Changes in operating assets and liabilities:
Accounts receivable -trade	3,643,226	841,667
Accounts receivable - other	156,383	(153,097)
Inventories	(629,819)	456,354
Prepaid expenses and other assets	177,900	11,795
Accounts payable	(557,049)	(1,178,362)
Accrued liabilities	(1,035,091)	(806,411)
Net cash provided by operating activities	2,918,830	552,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(167,210)	(1,280,032)
Proceeds from sale of equipment	18,500
Rabon product line purchase	(3,855,572)
Additions to other assets	(294,113)	(117,413)
Net cash used in investing activities	(4,298,395)	(1,397,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	3,820,000
Principal payments on borrowings	(1,587,615)	(463,079)
Proceeds from exercise of stock options		2,134
Payment of dividends	(169,042)	(150,040)
Net cash provided by (used in) financing activities	2,063,343	(610,985)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	683,779	(1,456,112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,234,581	3,126,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,918,360	$1,670,669

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Cash paid during the period for interest	$32,896	$85,906

Cash paid during the period for income taxes	$662,450	$629,981

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)           Basis of Presentation - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared pursuant to the requirements of the SEC for interim reporting.  As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2002.

(2)           Acquisition and Related Financing - On December 30, 2002 the Company purchased an insecticide product line sold under the Rabon trade name.  The product line is used by domestic livestock and poultry growers to protect animals from flies and other pests.  The product line includes oral larvicides, insecticidal powders and liquid sprays all containing the active ingredient tetrachlorvinphos.  Rabon oral larvicide is the leading fly control oral larvicide product in the United States and the Company expects that the acquisition will add approximately $4 million in annualized revenue.  The acquisition included the purchase of pesticide registrations, the trade name and manufacturing equipment necessary to make oral larvicide.  The Company also entered into a contract manufacturing agreement with the Seller to formulate and package the oral larvicide product for the Company.

The Company’s purchase of the Rabon product line was financed with a senior credit facility from SouthTrust Bank (“SouthTrust”) that also refinanced the Company’s existing term loan facility with that bank.  As refinanced, the principal balance outstanding on January 31, 2003 under the Company’s term loan with SouthTrust Bank was $5.0 million.  The principal amount of the loan is to be amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carried interest at a varying rate equal to LIBOR plus 1.8% but in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of January 31, 2003, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $3.5 million.

(3)           Earnings Per Share - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended January 31		Six Months Ended January 31
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE

Net Income	$152,600	$385,685	$635,164	$809,086

Weighted Average Shares Outstanding	7,512,981	7,510,177	7,512,981	7,510,177

Basic Earnings Per Share	$0.02	$0.05	$0.08	$0.11

DILUTED EARNINGS PER SHARE

Net Income	$152,600	$385,685	$635,164	$809,086

Weighted Average Shares Outstanding	7,512,981	7,510,177	7,512,981	7,510,177

Shares Issuable from Assumed Conversion of Common Share Options	37,273	34,543	37,847	34,543

Weighted Average Shares Outstanding, as Adjusted	7,550,254	7,544,720	7,550,828	7,544,720

Diluted Earnings Per Share	$0.02	$0.05	$0.08	$0.11

(4)           New Accounting Rules - Effective August 1, 2002, the Company adopted the statement promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standards (“SFAS”) No. 142  “Goodwill and Other Intangible Assets.”  In adopting SFAS No.142, the Company has identified certain intangible assets that are not amortizable under this statement.  Those intangible assets were acquired from Allied Signal Inc. (“Allied”) on June 30, 1998 for $4.5 million and pertain to the sale and distribution of creosote.  Virtually all of the value acquired in that transaction with Allied pertains to the creosote product registrations included in the acquisition.  In the opinion of management, these creosote product registrations currently have an indeterminable life.  As a result, amortization expense decreased by $25,000 per month.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS.

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three month periods ended January 31, 2003 and 2002:

	Three Months Ended January 31		Increase/ (Decrease)	Six Months Ended January 31		Increase/ (Decrease)
	2003	2002		2003	2002
Net sales	$6,287,300	$7,571,329	$(1,284,029)	$14,340,928	$15,668,659	$(1,327,731)

Gross profit	$2,057,383	$2,552,732	$(495,349)	$4,773,733	$5,188,732	$(414,999)

Gross profit as a percent of net sales	32.7%	33.7%	(1.0)%	33.3%	33.1%	(.2)%

Net income	$152,600	$385,685	$(233,085)	$635,164	$809,086	$(173,922)

Earnings per share	$0.02	$0.05	$(0.03)	$0.08	$0.11	$(0.03)

Weighted average shares outstanding	7,512,981	7,510,177	2,804	7,512,981	7,510,177	2,804

Sales Revenue and Gross Profit

Net sales revenue for the second quarter of fiscal 2003 was down 17% as compared with the second quarter of fiscal 2002.  Poor sales in the second quarter adversely affected results for the first six months of fiscal 2003 and thus net sales revenue was down for the period 8.5% as compared to the prior year.  Net sales revenue from the Company’s agricultural chemical product were down for the quarter and for the first six months but the bulk of the sales for the product occur in the last quarter of the fiscal year.  The most significant sales revenue decline for the quarter and for the first six months came from creosote, the Company’s wood treating product primarily used to treat railroad crossties.  A shortfall in the Company’s available creosote supplies in the northeast United States adversely affected sales in that market area.  Additionally, sales suffered because certain railroads, as a cost containment measure, specified petroleum and creosote blends for crosstie treatment rather than specifying creosote alone.  Finally, a temporary disruption of the Company’s customer base among wood treaters depressed sales.  An important creosote customer of the Company has announced that it intends to exit the treating business.  The customer has already closed one plant and has said it will close three more plants in 2003.  In closing its first plant the customer consolidated its creosote inventory and reduced its purchases of additional material at the remaining plants.  Although there will continue to be some adverse effects from the northeast supply situation and the plant closings on the Company’s sales, the Company believes that creosote sales will improve as the year continues since several major railroads have indicated that their demand for treated crossties will be greater in 2003 than in 2002.

On December 30, 2002 the Company purchased an insecticide product line sold under the Rabon trade name.  The product line is used by domestic livestock and poultry growers to protect animals from flies and other pests.  The product line includes oral larvicides, insecticidal powders and liquid sprays all containing the active ingredient tetrachlorvinphos.  Rabon oral larvicide is the leading fly control oral larvicide product in the United States and the Company expects that the acquisition will add approximately $4 million in annualized revenue.  The acquisition included the purchase of pesticide registrations, the trade name and manufacturing equipment necessary to make oral larvicide.  The Company also entered into a contract manufacturing agreement with the Seller to formulate and package the oral larvicide product for the Company.

Gross profit for the second quarter of fiscal 2003 was 19.4% less than in the same quarter of the prior fiscal year and for the first six months was 8% less than the prior fiscal year.  In the first and second quarters, the Company has experienced higher costs for its chlorine and phenol raw materials.  The Company expects those increased costs will affect gross margins adversely over the balance of the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2003 and for the first six months were approximately the same as in the same periods of the prior fiscal year except that the Company’s amortization expense decreased by $25,000 per month under new accounting  rules.  See Note 3 to the “Notes to Condensed Consolidated Financial Statements”.

Liquidity and Capital Resources

The Company’s purchase of the Rabon product line was financed with a senior credit facility from SouthTrust Bank (“SouthTrust”) that also refinanced the Company’s existing term loan facility with that bank.  As refinanced, the principal balance outstanding on January 31, 2003 under the Company’s term loan with SouthTrust Bank was $5.0 million.  The principal amount of the loan is to be amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carried interest at a varying rate equal to LIBOR plus 1.8% but in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of January 31, 2003, the Company had no borrowings under its revolving loan with SouthTrust, but its borrowing base availability under that loan was $3.5 million.

Disclosure Regarding Forward Looking Statements

Certain information included or incorporated by reference in this report is forward-looking, including statements contained in “Management’s Discussion and Analysis of Operations.”  It includes statements regarding the intent, belief and current expectations of the Company and its directors and officers.  Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these the statements.  These risks and uncertainties include, but are not limited to, the ability of the Company to maintain existing relationships with long-standing customers, the ability of the Company to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and the ability of the Company to develop, market and sell new products and to continue to comply with environmental laws, rules and regulations.  Other risks and uncertainties include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates.  Persons reading this report are cautioned that such statements are only predictions and that actual events or results may differ materially.  In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

New Accounting Rules

Effective August 1, 2002, the Company adopted the statement promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standards (“SFAS”) No. 142  As a result, amortization expense decreased by $25,000 per month.  See Note 3 to the “Notes to Condensed Consolidated Financial Statements”.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The significant accounting principles that we believe are the most important to aid in fully understanding our financial results are the following:

Revenue Recognition -The Company essentially has only one revenue recognition transaction in which the Company’s chemical products sold in the open market are recognized as revenue as risk of loss and title to the products transfer to customers, which usually occurs at the time a shipment is made.

Allowance for Doubtful Accounts - The Company provides an allowance for accounts receivable it believes it may not collect in full.  A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable that are written off the Company’s books decrease the allowance.  The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of the Company’s historical loss experience, customer-by-customer analyses of the Company’s accounts receivable balances each period and subjective assessments of the Company’s future bad debt exposure.

Inventories - Inventories consist primarily of raw materials and finished goods that the Company holds for sale in the ordinary course of business.  It uses the first-in, first-out method to value inventories at the lower of cost or market.   Management believes the Company has not incurred impairments in the carrying value of its inventories.

Impairment of Long-lived Assets - The Company periodically reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including supply contracts and other intangible assets, at least annually or when events and circumstances warrant such a review.  The carrying value of long-lived assets are evaluated for potential impairment on an individual asset basis.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  The Company generally does not utilize derivative financial instruments or hedging transactions to manage that risk.  However, the Company did enter into an interest rate swap transaction that effectively fixed the interest rate on its term loan at 5.0% for the remainder of the loan’s term.

ITEM 4.     CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the rules of the SEC.

PART II — OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits:

The following documents were previously filed by the Company and are incorporated by this reference:

2.1 (i)	First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.
2.1 (ii)	Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.
2.1 (iii)	Asset Sale Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation

2.1 (iv)	Asset Purchase Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.
2.2	Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.
3 (i)	Amended and Restated Articles of Incorporation.
3 (ii)	Bylaws.
3 (iii)	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.
4.1	Form of Common Stock Certificate.
10.1	Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.
10.2	Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.
10.3	$2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.
10.4	1996 Stock Option Plan.
10.5	Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.
10.6	Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.
10.7	Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.
10.8	Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.
10.9	Second Amendment to Revolving Loan Agreement.
10.10	$2,500,000 Amended and Restated Revolving Note.
10.11	Third Amendment to Revolving Loan Agreement.
10.12	$2,500,000 Amended and Restated Revolving Note dated December 31, 1997.
10.13	Employment Agreement dated February 1, 1998 with Bobby D. Godfrey.
10.14	Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.
10.15	Performance Guaranty dated June 30, 1998 by the Company.
10.16	Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.
10.17	$6,000,000 Term Note.
10.18	Guaranty of Payment by the Company.
10.19	Fourth Amendment to Revolving Loan Agreement.
10.20	Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the Company
10.21	Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.
10.22	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.

10.23	Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.
10.24	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.
10.25	Employment Agreement with Thomas H. Mitchell dated July 11, 2001.
10.26	Employment Agreement with John V. Sobchak dated June 26, 2001.
10.27	Supplemental Executive Retirement Plan dated effective August 1, 2001.
10.28	Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company.
10.29	Contract Manufacturing Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.
10.30	Amended and Restated Promissory Note dated December 30, 2002 made payable by KMG-Bernuth, Inc. to SouthTrust Bank.
21.1	Subsidiaries of the Company.
99.1	Direct Stock Purchase Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date: March 14, 2003
David L. Hatcher, President

By:	/s/ John V. Sobchak	Date: March 14, 2003
John V. Sobchak,
Chief Financial Officer

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ David L. Hatcher
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ John V. Sobchak
John V. Sobchak
Vice President & Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this report of the Company on Form 10-Q for the quarterly period ended January 31, 2003, I, David L. Hatcher, Chairman of the Board and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2003	/s/ David L. Hatcher
David L. Hatcher
Chairman of the Board and President

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this report of the Company on Form 10-Q for the quarterly period ended January 31, 2003, I, John V. Sobchak, Chief Financial Officer and Vice President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2003	/s/ John V. Sobchak
John V. Sobchak
Chief Financial Officer and Vice President