Form 10-Q
period 2003-04-30
KMG CHEMICALS INC
filed 2003-06-13
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

PART I — FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2003	July 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,737,694	$1,234,581
Marketable securities	147,847	197,628
Accounts receivable:
Trade	6,097,170	7,286,118
Other	396,464	422,462
Notes receivable - current portion	99,538	35,938
Inventories	6,444,236	5,192,018
Prepaid expenses and other current assets	355,580	363,213
Total current assets	15,278,529	14,731,958

PROPERTY, PLANT AND EQUIPMENT
Net of accumulated depreciation	5,670,005	6,106,043

NOTES RECEIVABLE, Less current portion	85,384	48,422
DEFERRED TAX ASSET	540,191	369,275
INTANGIBLE ASSETS	10,510,536	7,043,121
OTHER ASSETS	895,880	617,123

TOTAL	$32,980,525	$28,915,942

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,551,997	$2,956,696
Accrued liabilities	815,181	1,608,866
Current portion of long-term debt	504,996	1,059,529
Total current liabilities	4,872,174	5,625,091

LONG-TERM DEBT	5,812,672	1,716,003
DEFERRED INCOME TAXES	6,913	54,198
OTHER LONG TERM LIABILITIES	72,511	0
Total liabilities	10,764,270	7,395,292

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 7,692,981 shares issued and 7,512,981 shares outstanding at April 30, 2003 and at July 31, 2002.	76,930	76,930
Additional paid-in capital	3,365,976	3,365,976
Treasury stock	(900,000)	(900,000)
Other comprehensive income	13,422	88,429
Retained earnings	19,659,927	18,889,315
Total stockholders’ equity	22,216,255	21,520,650

TOTAL	$32,980,525	$28,915,942

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended April 30		Nine Months Ended April 30
	2003	2002	2003	2002

NET SALES	$8,979,786	$8,783,236	$23,320,714	$24,451,896

COST OF SALES	6,164,918	5,457,180	15,732,113	15,937,106

Gross Profit	2,814,868	3,326,056	7,588,601	8,514,790

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,969,328	2,030,681	5,756,113	5,859,577

Operating Income	845,540	1,295,375	1,832,488	2,655,213

OTHER INCOME (EXPENSE):
Interest & Dividend Income	20,612	20,856	42,132	64,095
Interest Expense	(57,294)	(17,164)	(95,041)	(103,070)
Other	(6,008)	(10,474)	(14,363)	(22,665)

Total Other Income (Expense)	(42,690)	(6,782)	(67,272)	(61,640)

INCOME BEFORE INCOME TAX	802,850	1,288,593	1,765,216	2,593,573

Provision For Income Tax	(272,971)	(489,612)	(600,175)	(985,504)

NET INCOME	$529,879	$798,981	$1,165,041	$1,608,069

EARNINGS PER SHARE:
Basic	$0.07	$0.11	$0.16	$0.21
Diluted	$0.07	$0.11	$0.15	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,512,981	7,512,981	7,512,981	7,512,036
Diluted	7,547,362	7,550,254	7,549,829	7,547,622

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	COMMON STOCK
	SHARES ISSUED	PAR VALUE

BALANCE AT JULY 31, 2002	7,692,981	$76,930	$3,365,976	$(900,000)	$88,429	$18,889,315	$21,520,650
Cash dividends						(394,429)	(394,429)
Net income						1,165,041	1,165,041
Change in unrealized gain on available for sale securities (net of taxes of $3,477)					(27,150)		(27,150)
Unrealized loss on interest rate swap (net of taxes of $24,654)					(47,857)		(47,857)
BALANCE AT APRIL 30, 2003	7,692,981	$76,930	$3,365,976	$(900,000)	$13,422	$19,659,927	$22,216,255

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended April 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,165,041	$1,608,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,055,554	1,022,942
Gain on sale of equipment	(18,500)
Forgiveness of notes receivable from related parties	25,635	25,635
Deferred income taxes	(170,915)	138,668
Unrealized gain on securities held for sale		56,626
Changes in operating assets and liabilities:
Accounts receivable - trade	1,057,612	(14,495)
Accounts receivable - other	25,997	(80,413)
Inventories	(1,252,218)	(760,206)
Prepaid expenses and other assets	7,632	269,741
Accounts payable	595,302	(46,197)
Accrued liabilities	(793,685)	(528,857)
Net cash provided by operating activities	1,697,455	1,691,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(204,121)	(1,320,505)
Proceeds from sale of equipment	18,500
Rabon product line purchase	(3,855,572)
Collections of notes receivable	5,138
Additions to other assets	(305,994)	(116,806)
Net cash used in investing activities	(4,342,049)	(1,437,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	5,256,000	152,002
Principal payments on borrowings	(1,713,864)	(721,794)
Proceeds from exercise of stock options		2,134
Payment of dividends	(394,429)	(319,082)
Net cash provided by (used in) financing activities	3,147,707	(886,740)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	503,113	(632,538)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,234,581	3,126,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,737,694	$2,494,243

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Cash paid during the period for interest	$88,496	$103,070

Cash paid during the period for income taxes	$910,411	$1,042,024

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

The Company’s purchase of the Rabon product line was financed with a senior credit facility from SouthTrust Bank (“SouthTrust”) that also refinanced the Company’s existing term loan facility with that bank  As refinanced, the principal balance outstanding on April 30, 2003 under the Company’s term loan with SouthTrust was $4.9 million.  The principal amount of the loan is to be amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8% but in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of April 30, 2003, the Company had $1.4 million in borrowings under its revolving loan with SouthTrust and its borrowing base availability under that loan was $2.1 million.

(3)                                  Earnings Per Share - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended April 30		Nine Months Ended April 30
	2003	2002	2003	2002
BASIC EARNINGS PER SHARE

Net Income	$529,879	$798,981	$1,165,041	$1,608,069
Weighted Average Shares Outstanding	7,512,981	7,512,981	7,512,981	7,512,036
Basic Earnings Per Share	$0.07	$0.11	$0.16	$0.21

DILUTED EARNINGS PER SHARE

Net Income	$529,879	$798,981	$1,165,041	$1,608,069
Weighted Average Shares Outstanding	7,512,981	7,512,981	7,512,981	7,512,036
Shares Issuable from Assumed Conversion of Common Share Options	34,381	37,273	36,848	35,586
Weighted Average Shares Outstanding, as Adjusted	7,547,362	7,550,254	7,549,829	7,547,622
Diluted Earnings Per Share	$0.07	$0.11	$0.15	$0.21

(4)                                  New Accounting Rules - Effective August 1, 2002, the Company adopted the statement promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standards (“SFAS”) No. 142  “Goodwill and Other Intangible Assets.”  In adopting SFAS No.142, the Company has identified certain intangible assets that are not amortizable under this statement.  Those intangible assets were acquired from Allied Signal Inc. (“Allied”) on June 30, 1998 for $4.5 million and pertain to the sale and distribution of creosote.  Virtually all of the value acquired in that transaction with Allied pertains to the creosote product registrations included in the acquisition.  In the opinion of management, these creosote product registrations currently have an indeterminable life.  As a result, amortization expense decreased by approximately $25,000 per month.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS.

Results of Operations

The Company manufactures and sells specialty chemicals in carefully focused markets.  The Company sells three wood preserving chemicals, pentachlorophenol (“penta”), creosote and sodium pentachlorophenate (“sodium penta”), and an herbicide product consisting of monosodium and disodium methanearsonic acids (“MSMA”).  The wood treating chemicals are sold to industrial customers who use these preservatives to extend the useful life of wood products, principally in the railroad, utility and construction industries.  MSMA is sold by the Company in the United States as Bueno® 6 to protect cotton crops from weed growth and as Ansar® 6.6 for highway weed control.  It also has application elsewhere in the world to protect cotton and sugar cane.  In December 2002 the Company purchased the Rabon product line, a pesticide line used by domestic livestock and poultry growers to protect animals from flies and other pests.

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three month and nine month periods ended April 30, 2003 and 2002:

	Three Months Ended April 30		Increase/ (Decrease)	Nine Months Ended April 30		Increase/ (Decrease)
	2003	2002		2003	2002
Net sales	$8,979,786	$8,783,236	$196,550	$23,320,714	$24,451,896	$(1,131,182)

Gross profit	$2,814,868	$3,326,056	$(511,188)	$7,588,601	$8,514,790	$(926,189)

Gross profit as a percent of net sales	31.3%	37.9%	(6.6)%	32.5%	34.8%	(2.3)%

Net income	$529,879	$798,981	$(269,102)	$1,165,041	$1,608,069	$(443,028)

Earnings per share	$0.07	$0.11	$(0.04)	$0.16	$0.21	$(0.05)

Weighted average shares outstanding	7,512,981	7,512,981		7,512,981	7,512,036	945

Sales Revenue and Gross Profit

Net sales revenue for the third quarter of fiscal 2003 was up 2.2% as compared with the third quarter of fiscal 2002.  Poor creosote sales in the second and third quarters adversely affected results for the first nine months of fiscal 2003 and, therefore, net sales revenue was down for the period 4.6% as compared to the prior year.  That the Company had an increase in total sales for the third quarter was attributable to sales from the Company’s newly acquired Rabon product line beginning to have an impact on the Company’s results.  The Company continues to believe that Rabon sales will add approximately $4 million in annualized revenue.  Results for the third quarter and for the nine months were held down by depressed creosote sales, the Company’s wood treating product primarily used to treat railroad crossties.  A creosote supply shortfall in the northeast United States hampered sales and sales also suffered because certain railroads, as a cost containment measure, specified petroleum and creosote blends for crosstie treatment rather than specifying creosote alone.  The Company believes that creosote sales will improve as calendar 2003 continues since several major railroads have indicated that their demand for treated crossties will be greater this year than in 2002.

Gross profit for the third quarter of fiscal 2003 was 15.4% less than in the same quarter of the prior fiscal year and for the first nine months was 10.9% less than the prior fiscal year.  In the third quarter and in the first nine months of the fiscal year, the Company experienced higher raw material costs and lowered production volume on which to allocate fixed production costs.  The Company expects that increased costs and depressed volume will affect gross margins adversely over the balance of the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of fiscal 2003 and for the first nine months were approximately the same as in the same periods of the prior fiscal year except that the Company’s amortization expense decreased by approximately $25,000 per month under new accounting  rules.  See Note 3 to the “Notes to Condensed Consolidated Financial Statements.”

Liquidity and Capital Resources

The Company’s purchase of the Rabon product line was financed with a senior credit facility from SouthTrust Bank (“SouthTrust”) that also refinanced the Company’s existing term loan facility with that bank.  As refinanced, the principal balance outstanding on April 30, 2003 under the Company’s term loan with SouthTrust was $4.9 million.  The principal amount of the loan is to be amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8% but in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of April 30, 2003, the Company had $1.4 million in borrowings under its revolving loan with SouthTrust and its borrowing base availability under that loan was $2.1 million.

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

New Accounting Rules

Effective August 1, 2002, the Company adopted the statement promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standards (“SFAS”) No. 142  As a result, amortization expense decreased by approximately $25,000 per month.  See Note 3 to the “Notes to Condensed Consolidated Financial Statements.”

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

Revenue Recognition - The Company essentially has only one revenue recognition transaction in which the Company’s chemical products sold in the open market are recognized as revenue as risk of loss and title to the products transfer to customers, which usually occurs at the time a shipment is made.

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

PART II — OTHER INFORMATION

ITEM 1.                                     LEGAL PROCEEDINGS

The Company is not a party to any legal actions or proceedings, other than ordinary routine matters incidental to the business, and it does not believe any such actions or proceedings will have a material adverse effect on its business, results of operations or financial position.

ITEM 6.                                     EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits:

The following documents were previously filed by the Company and are incorporated by this reference:

2.1 (i)	First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.
2.1 (ii)	Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.
2.1 (iii)	Asset Sale Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation
2.1 (iv)	Asset Purchase Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.
2.2	Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.
3 (i)	Amended and Restated Articles of Incorporation.
3 (ii)	Bylaws.
3 (iii)	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.
4.1	Form of Common Stock Certificate.
10.1	Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.
10.2	Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.
10.3	$2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.
10.4	1996 Stock Option Plan.
10.5	Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.

10.6	Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.
10.7	Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.
10.8	Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.
10.9	Second Amendment to Revolving Loan Agreement.
10.10	$2,500,000 Amended and Restated Revolving Note.
10.11	Third Amendment to Revolving Loan Agreement.
10.12	$2,500,000 Amended and Restated Revolving Note dated December 31, 1997.
10.13	Employment Agreement dated February 1, 1998 with Bobby D. Godfrey.
10.14	Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.
10.15	Performance Guaranty dated June 30, 1998 by the Company.
10.16	Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.
10.17	$6,000,000 Term Note.
10.18	Guaranty of Payment by the Company.
10.19	Fourth Amendment to Revolving Loan Agreement.
10.20	Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the Company
10.21	Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.
10.22	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.
10.23	Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.
10.24	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.
10.25	Employment Agreement with Thomas H. Mitchell dated July 11, 2001.
10.26	Employment Agreement with John V. Sobchak dated June 26, 2001.
10.27	Supplemental Executive Retirement Plan dated effective August 1, 2001.
10.28	Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company.
10.29	Contract Manufacturing Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.
10.30	Amended and Restated Promissory Note dated December 30, 2002 made payable by KMG-Bernuth, Inc. to SouthTrust Bank.
21.1	Subsidiaries of the Company.
99.1	Direct Stock Purchase Plan.
99.2	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of David L. Hatcher
99.3	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of John V. Sobchak

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date: June 13, 2003
David L. Hatcher, President

By:	/s/ John V. Sobchak	Date: June 13, 2003
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

Date: June 13, 2003	/s/ David L. Hatcher
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

Date: June 13, 2003	/s/ John V. Sobchak
John V. Sobchak
Vice President & Chief Financial Officer