Form 10-K
period 2003-07-31
KMG CHEMICALS INC
filed 2003-10-23
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

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

(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of each Exchange on which Registered

None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒                         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.

Yes  ☐          No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2003) was $2,960,111.

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was: 7,550,019 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the November 18, 2003 annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1.                                                     BUSINESS

The Company

General

KMG Chemicals, Inc., a Texas corporation (the “Company”), was incorporated in the State of Texas in 1992 and changed its name to KMG Chemicals, Inc. in 1997.  The Company’s principal executive office is located at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 and its telephone number is (713) 988-9252.

Unless the context otherwise requires, references hereinafter to the “Company” shall mean KMG Chemicals, Inc. and any of its subsidiaries.

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  You can access financial and other information at the Company’s website.  The address is www.kmgchemicals.com.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available, free of charge, on the website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  In addition to accessing copies of periodic reports online, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to John V. Sobchak, Chief Financial Officer, at the Company’s executive office at 10611 Harwin Drive, Suite 402, Houston, Texas 77036.

Business of the Company

General

The Company manufactures and sells specialty chemicals in carefully focused markets.  The Company sells three wood preserving chemicals, pentachlorophenol (“penta”), creosote and sodium pentachlorophenate (“sodium penta”).  The wood treating chemicals are sold to industrial customers who use these preservatives to extend the useful life of wood products, principally in the railroad, utility and construction industries.  The Company also sells tetrachlorvinphos (Rabon) products, a pesticide line used by domestic livestock and poultry growers to protect animals from flies and other pests, and an herbicide product consisting of monosodium and disodium methanearsonic acids (“MSMA”).  The MSMA herbicide is sold by the Company in the United States as Bueno® 6 to protect cotton crops from weed growth and as Ansar® 6.6 for highway weed control.  It also has application elsewhere in the world to protect cotton and sugar cane.

A subsidiary of the Company acquired a penta manufacturing and distribution business in 1988 from a company that had been in the penta business since the early 1970’s.  The subsidiary made several acquisitions after 1988 to expand in wood preserving products.  It acquired a creosote distribution business in early 1991 and a sodium penta distribution business late that same year.  In 1998 the Company acquired significant additional assets pertaining to creosote.  In 2000 the Company acquired its MSMA herbicide product line and in December 2002 it purchased the Rabon product line.

The Company’s strategy is to continue to grow through acquisitions.  The Company intends to seek, on a selective basis, acquisitions that complement and expand on its existing product lines.  The Company’s execution of this strategy depends on its ability to locate, consummate and assimilate acquisitions on desirable economic terms.  There can be no assurance that the Company will be successful in executing its growth strategy.  Furthermore, the Company’s ability to implement its growth strategy may be dependent to a certain extent upon obtaining financing for expansion and there can be no assurance that financing will be available on acceptable terms over the long term.

Products and Services

Wood Preserving Chemicals.  The three primary chemicals used by the wood preserving industry in the United States are penta, creosote and chromated copper arsenate (“CCA”).  The Company believes that wood preserving chemicals are used to treat more than 600 million cubic feet of wood each year in the United States and that approximately 80% of that wood is treated with CCA.  The Company supplies the United States wood treating industry with penta and creosote but not with CCA. The Company also supplies sodium penta, a wood preserving product used primarily to treat freshly cut lumber, to customers outside the United States.  See “—Competition.”  The Company’s wood preserving chemicals constituted 82% of the Company’s revenue in fiscal 2003 and 89% in fiscal 2002 and 2001.

Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects.  The Company manufactures penta in Matamoros, Mexico through a subsidiary.  The Matamoros facility produces both solid penta blocks and penta flakes.  Those penta products are sold by the Company to its customers or made into a liquid solution of penta concentrate at the Matamoros facility or at the Company’s blending and distribution facility in Tuscaloosa, Alabama.  The penta blocks, flakes and solutions are sold to the Company’s customers in the United States, primarily in Alabama, Arkansas, Georgia, Louisiana, Mississippi and Missouri.  In addition, a portion of the flaked penta is used to produce sodium penta.  The Company sells the sodium penta, which is not registered for use in the United States, to customers primarily in Brazil, Ecuador, France, Peru, Portugal and Spain.  As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold to distributors for use in the steel and oil well service industries.

Creosote is a wood preservative used to treat railroad crossties, bridge timbers and utility poles.  Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke.  The Company has two primary sources of supply for the creosote it sells in the United States, Reilly Industries, Inc. (“Reilly”) and Rütgers VFT AG (“Rütgers”).  The Company believes that Reilly and Rütgers are among the world’s largest manufacturers of creosote and other coal tar products.  Creosote is sold by the Company to customers throughout the United States.

Other Pesticide Chemicals.  In December, 2002 the Company purchased an insecticide product line sold under the Rabon trade name.  The product line is used by domestic livestock and poultry growers to protect animals from flies and other pests.  The product line includes oral larvicides, insecticidal powders and liquid sprays all containing the active ingredient tetrachlorvinphos and is sold by the Company exclusively in the United States.  The Company obtained a substantial supply of the active ingredient as part of its initial purchase and will source additional material from one or more other suppliers.

Agricultural Chemicals.  The Company’s MSMA agricultural chemicals products were acquired from Zeneca Ag Products, Inc. (“Zeneca”) in October 2000.  Zeneca’s MSMA plant was relocated to the Company’s Matamoros, Mexico facility.  It began commercial production in January 2002. The

Company’s MSMA herbicides are sold under the name Bueno® 6 in the United States to protect cotton crops, primarily in the southern cotton-growing states and in California, and under the name Ansar® 6.6 to state agencies to control highway weed growth.

Suppliers

The Company is dependent upon outside suppliers for all of its raw material requirements for its penta, sodium penta, and MSMA manufacturing operations and, therefore, is subject to fluctuations in the price of those materials.  The principal raw materials used in those operations are phenol, chlorine, solvent, caustic, methylene chloride and arsenic trioxide, each of which the Company purchases from a limited number of suppliers.  The Company has a limited number of raw materials supply contracts and believes that where it does not have contracts those raw materials are each readily available from a variety of sources and the loss of any of the Company’s suppliers would not have a material adverse effect on its business, financial condition or results of operations.

The Company has two suppliers of the creosote it sells.  Under the Company’s long-term supply contract with Reilly, the Company must purchase varying quantities of creosote at prices established annually over a term ending in 2011.  The Company’s creosote supply contract with Rütgers is renewable each December.  The Company must purchase an agreed minimum volume each calendar year.  The purchase price for creosote is fixed for calendar year 2003 but is subject to adjustment on renewal.  The Company obtained a substantial supply of tetrachlorvinphos active ingredient for its Rabon products as part of the purchase of that product line.  The Company has sourced additional active ingredient for calendar 2004 from a foreign supplier.

Customers

The Company sells its chemical products to approximately 100 customers.  One customer for the Company’s wood treating chemicals, Kerr McGee Chemical Corp. (“Kerr McGee”), accounted for approximately 18% of the Company’s revenues in fiscal 2003, 19% in fiscal 2002 and 15% in fiscal 2001.  No other customer accounted for 10% or more in those fiscal years.  In December, 2002 Kerr McGee announced that it would exit the wood treating business.  They have already closed one wood treating plant and are expected to close three others over the next six months.  Although the Company has experienced some disruption in sales as result of Kerr McGee’s exit, primarily through inventory consolidations at Kerr McGee plants and reallocation of treating activity among other Company customers, the Company believes that the exit will not have a material adverse effect on the sale of the Company’s wood treating chemicals.

Marketing

The Company markets its chemicals in the United States through five employees and one independent sales agent.  Outside the United States, the Company sells its products directly and through sales agency contracts.

Geographical Information

Net sales made to customers in the United States comprised 96% of total net sales in fiscal 2003 and 2002 and 95% in fiscal 2001.  The balance of net sales in each of those fiscal years was made to foreign customers.  The Company’s long lived assets are located 5% in the United States and 95% in Mexico where the Company’s manufacturing facility is located.  See Notes 1 and 3 to the “Notes to Condensed Consolidated Financial Statements.”

Competition

There are only a few firms competing with the Company in the sale of its wood preservatives or its other products.  The Company competes by selling its products at competitive prices and maintaining a  strong commitment to product quality and customer service.

The Company is one of only two companies producing penta for sale in the United States.  The Company believes that it currently supplies approximately half of the penta sold in the United States.  The other penta producer is a company that has larger sales volumes and greater financial and other resources than the Company.  The Company believes that there is one significant competitor for creosote sales in the United States and two other lesser suppliers.

No other company competes with the Company in the sale of tetrachlorvinphos products.

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

Penta, creosote, tetrachlorvinphos and MSMA products must be registered prior to sale under United States law.  See “—Environmental and Safety Matters—Licenses, Permits and Product Registrations.”  As a condition to registration, any company wishing to manufacture and sell these products must provide to the United States Environmental Protection Agency (“EPA”) substantial scientific research and testing data regarding the chemistry and toxicology of the products.  That data must be generated by the applicant or the applicant must compensate other data providers for relying on their information.  The Company believes that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors in the United States market, particularly those with lesser financial resources.  While the Company has no reason to believe that the registration requirement will be discontinued or materially modified, there can be no assurances as to the effect of such a discontinuation or modification on the Company’s competitive position.

Employees

As of the end of fiscal 2003, the Company had a total of 75 full-time employees.  Twelve of the Company’s employees worked at the Company’s corporate offices in Houston, Texas, 57 at the Matamoros facility, five in Alabama and one worked in Louisiana.  None of the employees in the United States are represented by a labor union but 29 of the Company’s employees in Mexico are represented under a labor contract.  The Company believes that it has good relations with its employees.

Environmental and Safety Matters

The Company’s operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both.  The Company believes that it is in substantial compliance with all the applicable laws and regulations.  The Company must devote substantial financial resources to ensure compliance.  For a discussion of the Company’s expenditures regarding environmental matters, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company anticipates that the regulation of its business operations under federal, state and local environmental regulations in the United States and abroad will increase over time.  The Company cannot  estimate the impact of increased regulation on the Company’s operations, future capital expenditure requirements or the cost of compliance.

United States Regulation.  Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) and comparable state laws, an owner or operator of property from which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination.  In addition, the generator of hazardous substances may be responsible for all or a portion of any required investigation or remediation at offsite disposal locations.  Under the Resource Conservation and Recovery Act, as amended (“RCRA”), a facility that treats, stores or disposes of hazardous wastes on-site may be liable for corrective action costs.  In addition to CERCLA and RCRA, state laws and regulations may impose the same or broader liability.

The Company’s operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and its regulations.

Mexico Regulation.  The Company’s Matamoros facility and its operations in Mexico are subject to various environmental laws, regulations and ordinances promulgated by governmental authorities in Mexico.  The Secretariat of Environment, Natural Resources and Fisheries (Secretariate de Medio Ambiente, Recursos Naturales Y Pesca: “SEMARNAP”) is given overall responsibility for environmental regulation in Mexico.  SEMARNAP’s responsibilities include enforcement of Mexico’s laws and regulations concerning air and water emissions and hazardous waste treatment, storage and disposal.  SEMARNAP is given broad authority to enforce compliance with environmental laws and regulations and can require that operations be suspended pending completion of required remedial action.

Licenses, Permits and Product Registrations.  Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which the Company does business.  The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the United States in particular, producers of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are required to obtain a registration for their products from the EPA under Federal law in order to sell those products in the United States.  Compliance with the registration system has had, and in the future will continue to have, a material effect on the Company’s business, financial condition and results of operations.  The registration system requires an ongoing submission to EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.  Under agreements with the other industry participants, the Company shares most research and testing costs pertaining to its chemical products.  The Company incurred expenses of approximately $705 thousand, $520 thousand and $716 thousand in connection with the research and testing program in fiscal 2003, 2002 and 2001, respectively.

ITEM 2.                                                     PROPERTIES

The following information is provided for the Company’s properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date

Houston, Texas	Corporate Office	8,000 square feet	Leased	March 31, 2009

Matamoros, Mexico	Manufacturing	7 acres	Owned

Tuscaloosa, Alabama	Processing Distribution	1.5 acres	Owned

The Company believes that all of these properties are adequately insured, in good condition and suitable for their anticipated future use.  The Company believes that if the lease for its corporate office were not renewed or were terminated, other suitable facilities could be leased or purchased.

ITEM 3.                                                     LEGAL PROCEEDINGS

The Company is not a party to any material legal actions or proceedings, other than ordinary routine litigation incidental to the business, and it does not believe any such actions or proceedings will have a material adverse effect on its business, results of operations or financial position.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2003 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock, par value $.01 per share (“Common Stock”), of the Company is traded under the trading symbol “KMGB” on The Nasdaq SmallCap Market.  The approximate high and low bid quotations in fiscal 2003 and 2002, were as follows:

	2003		2002
Period:	High	Low	High	Low

First quarter	3.51	2.38	3.45	2.05
Second quarter	3.18	2.40	2.60	1.43
Third quarter	3.02	2.00	4.01	2.31
Fourth quarter	3.10	2.20	3.40	2.56

These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.  The quotations are based on information reported by the National Association of Securities Dealers, Inc.

As of September 30, 2003, there were 7,730,019 shares of Common Stock issued (including 180,000 treasury shares) and 7,550,019 shares outstanding held by approximately 600 shareholders of record, and more than 300 round lot holders.

The Company declared and paid cash dividends in fiscal 2003 and 2002 as follows:

Date declared	Date paid	Amount ($)	Per Share ($)
February 2003	March 2003	225,387.03
August 2002	September 2002	169,042.0225
February 2002	March 2002	169,043.0225
August 2001	September 2001	150,040.02

The Company declared a dividend in August 2003 of $.0225 per share ($225,387) payable in September 2003.  The Company anticipates that future earnings will be retained to finance the continuing development of its business.  The Company currently expects to pay comparable dividends on the Common Stock in the future.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The selected statement of operations, per share data and balance sheet data for each of the five years ended July 31, 2003 set forth below have been derived from the audited consolidated financial statements of the Company.  The comparability of the data is affected by the Company’s purchases of product registrations and other assets related to Rabon products in fiscal 2003 and MSMA products in fiscal 2001 and by the adoption of SFAS 142 in fiscal 2003.  See, “Item 7, Managements Discussion and Analysis of Financial Conditions and Results of Operations.”  The following data should be read in conjunction with the consolidated financial statements of the Company and notes to consolidated financial statements.

	Years Ended July 31,
	2003	2002	2001	2000	1999
	(Amounts in thousands except per share data)
Income Statement Data:
Net sales	$35,536	$34,438	$35,791	$33,754	$36,389
Net income	$1,917	$2,685	$2,640	$3,845	$3,752

Net income per:
Basic shares Outstanding	$0.26	$0.36	$0.35	$0.50	$0.49
Diluted shares Outstanding	$0.25	$0.36	$0.35	$0.50	$0.48
Cash dividends declared per share	$0.0525	$0.0425	$0.04	$0.04	$0.03

Balance Sheet Data:
Total assets	$32,337	$28,862	$27,760	$25,312	$22,792
Long-term obligations	$4,250	$1,716	$1,615	$2,554	$3,427

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data for the three fiscal years ended July 31, 2003:

	Years ended July 31,
	2003	2002	2001

Net sales	$35,535,585	$34,438,034	$35,790,990

Gross profit	11,291,219	12,041,080	12,004,737

Gross profit as percent of Net Sales	31.8%	35.0%	33.5%

Selling, general and administrative expense	8,149,333	7,910,175	7,751,488

Operating income	3,141,886	4,130,905	4,253,249

Other income (expense), net	(160,033)	198,993	5,363

Income before taxes	2,981,853	4,329,898	4,258,612

Provision for income taxes	(1,064,689)	(1,645,361)	(1,618,272)

Net income	1,917,164	2,684,537	2,640,340

Sales Revenue and Gross Profit

2003 vs. 2002.                 Net sales revenue was up 3.2% in fiscal 2003 as compared with fiscal 2002.  Although wood treating chemical sales were down significantly due to reduced creosote sales, the Company benefited from substantial sales in the newly acquired Rabon product line.  A supply shortfall in the northeast United States hampered creosote sales in fiscal 2003 and sales also suffered because certain railroads, as a cost containment measure, specified petroleum and creosote blends for crosstie treatment rather than specifying creosote alone.  Creosote sales improved in the last quarter of fiscal 2003, however, and the Company believes that will continue during the balance of the calendar year since several major railroads have indicated that their demand for treated crossties will be greater than in calendar 2002.  Penta products pricing was increased in June 2003 but net sales revenue from penta over the entire year was flat.  MSMA sales were also unchanged from the prior year.

Gross profit as a percent of sales in fiscal 2003 declined to 31.8% from 35.0% because the Company experienced higher raw material costs and lower production volume on which to allocate fixed production costs.  The Company expects that increased costs and depressed volume will affect gross margins adversely over the balance of the calendar year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2003 were $239 thousand higher than fiscal 2002 and fiscal 2002 was $159 thousand higher than fiscal 2001.  In fiscal 2003 the Company incurred depreciation expense associated with the MSMA plant during months in which the plant was not producing product because of a Company decision to alternate the production of MSMA and penta.  The Company also incurred increased registration expenses because of increased activity in the product reauthorization process being conducted by the EPA and the addition of the Rabon product line in December 2002.  These increased expenses were offset by a decrease in amortization expense by approximately $25 thousand per month because of the effect of new accounting rules.  See Note 1 to the “Notes to Consolidated Financial Statements.”  In fiscal 2002 the Company incurred its first full year of environmental regulatory expenses attributable to the MSMA business it purchased in October 2000 and it added a chief financial officer.

Liquidity and Capital Resources

Cash and cash equivalents in fiscal 2003 were essentially unchanged from the prior year,  $1.5 million at the end of fiscal 2003 as compared with approximately $1.2 million and $3.1 million at the end of fiscal 2002 and 2001.  The $1.9 million decline in cash and cash equivalents in fiscal 2002 was because trade receivables related to MSMA expanded as the Company responded to the competitive environment by offering the extended payment terms characteristic of that business.  The Company provided for the operating cash requirements of its MSMA business by borrowing $1.2 million in fiscal 2002 under its working capital line of credit under a Revolving Loan Agreement (as amended from time to time, the “Revolving Credit Facility”) with SouthTrust Bank (“SouthTrust”).

Under the Company’s Revolving Credit Facility, the Company may borrow up to the lesser of $3.5 million or a borrowing base (as defined therein).  The Revolving Credit Facility contains various representations and warranties and affirmative and negative covenants applicable to KMG, including a limitation that equity investments or loans by KMG not exceed $250 thousand and a requirement to obtain the lender’s consent prior to replacing the President and chairman of the board of directors of KMG, David L. Hatcher, or any merger, reorganization or recapitalization of KMG.  In addition, the Revolving Credit Facility requires KMG to maintain (i) a tangible net worth (as defined therein) of not less than $5.0 million, (ii) a fixed charge coverage ratio of at least 1.25 to 1.0, and (iii) a ratio of liabilities to tangible net worth of not more than 2.0 to 1.0.  As of September 30, 2003, the Company had no borrowings under its Revolving Credit Facility with SouthTrust and its borrowing base availability under that loan was $3.5 million.

The Company’s purchase for $3.8 million of the Rabon product line was financed with a senior credit facility from SouthTrust that also refinanced the Company’s existing term loan facility with that bank.  As refinanced, the principal balance outstanding on September 30, 2003 under the Company’s term loan with SouthTrust was $4.7 million.  The principal amount of the loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8% but in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  Management believes that the term loan and the Revolving Credit Facility adequately provide for the Company’s anticipated need for liquidity and capital resources in fiscal 2004 for the Company’s current operations.

The Company’s capital expenditures in fiscal 2003 were down significantly to only $276 thousand and reflected a return to more normal expenditure levels.  In fiscal 2002 and 2001 the Company incurred substantial capital expenditures of $1.4 million and $4.7 million, most of which were for purchase of MSMA assets or for relocation and construction of the new MSMA plant.

The Company’s capital expenditures and operating expenses for environmental matters, excluding testing and data submission costs, were approximately $517 thousand in fiscal 2003 and $703 thousand and $387 thousand in fiscal 2002 and 2001.  The fiscal 2003 expenditures reflect a return to more normal expenditure levels while the higher amount in fiscal 2002 was attributable to the MSMA business.  The Company estimates that its capital expenditures and operating expenses for environmental matters other than testing and data submission will be approximately $750 thousand in fiscal 2004.  The Company expensed approximately $705 thousand for testing and data submission costs in fiscal 2003 and approximately $520 thousand and $716 thousand in fiscal 2002 and 2001.  The increased registration expenses was due of increased activity in the product reauthorization process being conducted by the EPA and the addition of the Rabon product line in December 2002.  For those reasons, management believes that total testing and data submission costs will increase in fiscal 2004 to approximately $1.1 million.  Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future.  While the Company does not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on its business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

The Company conducts periodic ground water sampling at its facility in Tuscaloosa, Alabama as required by the Alabama Department of the Environmental Management (“ADEM”).  A 1991 sampling revealed the presence of penta contamination and more recent sampling continues to show some contamination, although in lesser amounts.  ADEM has not required any additional response at this time beyond the continuation of periodic monitoring.  The Company does not believe that costs for environmental investigation and remediation will materially impact liquidity or have a material adverse effect on the Company’s business, financial condition or results of operations, although there can be no assurances to this effect.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

New Accounting Rules

Effective August 1, 2002, the Company adopted a statement promulgated by the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”  As a result, amortization expense decreased by approximately $23,000 per month.  See Note 1 to the “Notes to Condensed Consolidated Financial Statements.”

In February 2003, SFAS No. 148 was issued, “Accounting for Stock Based Compensation:  A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation, and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation.  The Company has chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS No. 148.

The Company has adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

The Company has adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires issuers to classify a financial instrument that is within its scope as a liability instead of equity.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

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

Revenue Recognition – The Company essentially has only one revenue recognition transaction in which the Company’s chemical products sold in the open market are recognized as revenue as risk of loss and title to the products transfer to customers, which usually occurs at the time a shipment is made.

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

Impairment of Long-lived Assets - The Company periodically reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including supply contracts and other intangible assets, at least annually or when events and circumstances warrant such a review.  The carrying value of long-lived assets are evaluated for potential impairment on a product line basis.  The Company has concluded on the basis of its evaluation that the long lived assets are not impaired.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  The Company generally does not utilize derivative financial instruments or hedging transactions to manage that risk.  However, the Company did enter into an interest rate swap transaction in February, 2003 that effectively fixed the interest rate on its term loan at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect the Company’s earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future increase then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase.  Conversely, a drop in the financial market’s expectations for future interest rates would cause a drop in the value of that recorded asset.  It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To the Board of Directors of
KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
October 20, 2003

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS

JULY 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,490,357	$1,234,581
Marketable securities	164,735	197,627
Accounts receivable:
Trade	7,397,654	7,286,118
Other	352,962	422,462
Notes receivable - current portion	98,442	35,938
Inventories	5,285,870	5,192,018
Prepaid expenses and other current assets	178,573	363,213
Total current assets	14,968,593	14,731,957

PROPERTY, PLANT AND EQUIPMENT -
Net of accumulated depreciation	5,487,304	6,106,043

NOTES RECEIVABLE, Less current portion	65,844	48,422
DEFERRED TAX ASSET, Net of accumulated amortization	510,929	315,077
INTANGIBLE ASSETS	10,397,761	7,043,121
OTHER ASSETS	907,079	617,124

TOTAL	$32,337,510	$28,861,744

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,388,311	$2,956,696
Accrued liabilities	1,165,071	1,608,866
Current portion of long-term debt	504,996	1,059,529
Total current liabilities	5,058,378	5,625,091

LONG-TERM DEBT	4,250,423	1,716,003
Total liabilities	9,308,801	7,341,094

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 7,692,981 shares issued and 7,512,981 shares outstanding at July 31, 2003 and 2002	76,930	76,930
Additional paid-in capital	3,365,976	3,365,976
Treasury stock	(900,000)	(900,000)
Accumulated other comprehensive income	73,753	88,429
Retained earnings	20,412,050	18,889,315
Total stockholders’ equity	23,028,709	21,520,650

TOTAL	$32,337,510	$28,861,744

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JULY 31, 2003, 2002 AND 2001

	2003	2002	2001

NET SALES	$35,535,585	$34,438,034	$35,790,990

COST OF SALES	24,244,366	22,396,954	23,786,253

Gross profit	11,291,219	12,041,080	12,004,737

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,149,333	7,910,175	7,751,488

Operating income	3,141,886	4,130,905	4,253,249

OTHER INCOME (EXPENSE):
Interest and dividend income	53,877	58,601	259,666
Interest expense	(161,578)	(122,096)	(238,994)
Other	(52,332)	262,488	(15,309)

Total other income (expense)	(160,033)	198,993	5,363

INCOME BEFORE INCOME TAX	2,981,853	4,329,898	4,258,612

Provision for income tax	(1,064,689)	(1,645,361)	(1,618,272)

NET INCOME	$1,917,164	$2,684,537	$2,640,340

EARNINGS PER SHARE:
Basic	$0.26	$0.36	$0.35
Diluted	$0.25	$0.36	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,512,981	7,512,274	7,538,967
Diluted	7,550,394	7,548,545	7,592,232

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL		ACCUMULATED OTHER COMPREHENSIVE INCOME		TOTAL STOCKHOLDERS’ EQUITY
	SHARES ISSUED	PAR VALUE		TREASURY STOCK		RETAINED EARNINGS

BALANCE AT JULY 31, 2000	7,000,169	$70,002	$1,129,507			$16,389,454	$17,588,963

Warrants issued for services			25,374				25,374
Stock dividends	681,812	6,818	2,209,071			(2,215,889)
Purchase of 180,000 shares of treasury stock				$(900,000)			(900,000)
Cash dividends						(290,044)	(290,044)
Net income						2,640,340	2,640,340
Unrealized gain on available for sale securities (net of taxes of $129,616)					$211,480		211,480
BALANCE AT JULY 31, 2001	7,681,981	76,820	3,363,952	(900,000)	211,480	16,523,861	19,276,113
Employee options exercised	11,000	110	2,024				2,134
Cash dividends						(319,083)	(319,083)
Net income						2,684,537	2,684,537
Change in unrealized gain on available for sale securities (net of taxes of $54,198)					(123,051)		(123,051)
BALANCE AT JULY 31, 2002	7,692,981	76,930	3,365,976	(900,000)	88,429	18,889,315	21,520,650
Cash dividends						(394,429)	(394,429)
Net income						1,917,164	1,917,164
Change in unrealized gain on available for sale securities (net of taxes of $12,499)					(18,199)		(18,199)
Unrealized gain on interest rate swap (net of taxes of $1,982)					3,523		3,523
BALANCE AT JULY 31, 2003	7,692,981	$76,930	$3,365,976	$(900,000)	$73,753	$20,412,050	$23,028,709

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,917,164	$2,684,537	$2,640,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,422,568	1,391,237	1,128,107
Bad debt expense	25,000	31,102	10,000
Gain on sale of securities		(283,077)
Gain on sale of equipment	(19,383)	(566)	1,448
Warrents issued in exchange for services			25,374
Forgiveness of notes receivable from related parties	25,635	74,023	74,023
Conversion of account receivable to notes receivable	(79,926)
Deferred income taxes	(182,256)	54,198	(38,462)
Unrealized gain on securities held for sale		(123,051)
Changes in operating assets and liabilities:
Accounts receivable - trade	(136,536)	(2,447,072)	(1,713,523)
Accounts receivable - other	69,500	(292,457)	(56,427)
Inventories	(93,851)	(315,757)	(2,033,537)
Prepaid expenses and other assets	159,005	174,118	(121,215)
Accounts payable	431,613	(1,005,169)	840,365
Accrued liabilities	(443,795)	(359,027)	793,270

Net cash provided by (used in) operating activities	3,094,738	(416,961)	1,549,763

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment	(275,660)	(1,360,848)	(2,441,247)
Proceeds from sale of securities		378,076
Proceeds from sale of equipment	18,500	566
Collecton of notes receivable from related parties		34,180	648,985
Product line purchases	(3,855,572)		(2,300,000)
Additions to other assets	(311,688)	(431,377)	(98,643)

Net cash used in investing activities	(4,424,420)	(1,379,403)	(4,190,905)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal borrowings	3,820,000	1,202,002
Principal payments on borrowings	(1,840,113)	(980,889)	(872,876)
Proceeds from exercise of stock options		2,134
Purchase of treasury stock			(900,000)
Payment of dividends	(394,429)	(319,083)	(290,044)

Net cash provided by (used in) financing activities	1,585,458	(95,836)	(2,062,920)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	255,776	(1,892,200)	(4,704,062)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,234,581	3,126,781	7,830,843

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,490,357	$1,234,581	$3,126,781

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:

Cash paid during the year for interest	$156,727	$122,096	$238,994

Cash paid during the year for income taxes	$1,182,556	$1,759,717	$1,721,855

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - KMG Chemicals, Inc. (the “Company”) is principally involved in the manufacture and sale of specialty chemicals in niche markets through its wholly owned subsidiary, KMG-Bernuth, Inc.  The Company sells three wood preserving chemicals - pentachlorophenol (“penta”), creosote and sodium pentacholorphenate (“sodium penta”). The Company also sells tetrachlorvinphos products, a pesticide sold to domestic livestock and poultry growers under the Rabon trade name to protect animals from flies and other pests; as well as an herbicide product consisting of monosodium and disodium methanearsonic acids (“MSMA”).  The herbicide product is sold by the Company in the United States as Bueno 6® to protect cotton crops from weed growth and as Ansar 6.6® for highway weed control.

The Company manufactures penta, sodium penta and MSMA at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation and a 99.98% owned subsidiary of KMG-Bernuth.  The Company has two main suppliers of creosote, which it sells throughout the United States.

The Company acquired its Rabon products in December 2002. The acquisition price of $3.9 million included $122 thousand for equipment and packaging inventory and $3.7 million for intangible assets, principally product registrations issued by the Environmental Protection Agency (see Notes 6 and 8).  The Company obtained a substantial supply of the active ingredient as part of that acquisition and will source additional quantities of the active ingredient from one or more other sources as needed.

The Company’s significant accounting policies are as follows:

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

Investments in Marketable Securities – The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss).  Fair value of the equity securities is based upon the quoted market price on the last business day of the fiscal year plus.  Gains or losses on securities sold are based on the specific identification method.

Fair Value of Financial Instruments - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The notes receivable, including the current portion, are of a related-party nature, and it is not practicable to estimate their fair value.  The fair value of the Company’s debt at July 31, 2003 and 2002 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

In February 2003, the Company entered into an interest rate swap to effectively fix the interest rate on the Company’s term loan at 5.0% through December 20, 2007 (see Note 7). In accordance with SFAS No. 133, “Accounting for Derivative and Hedging Activities”, this derivative instrument is accounted for as a cash flow hedge. The swap is reported on the consolidated balance sheet at fair value as either an asset or a liability. As of July 31, 2003, an asset of $5,506 associated with this interest rate swap was recorded on the consolidated balance sheet.  The unrealized gain or loss on the swap is included in accumulated other comprehensive income on the consolidated balance sheet. For the year ending July 31, 2003, the Company recorded a gain of $3,523 for other comprehensive income associated with this interest rate swap. The effectiveness of the hedge was evaluated for the year ending July 31, 2003.  It was determined that the hedge was successful at fixing the effective interest rate on the Company’s term loan at 5.0%.

In accordance with SFAS No. 133, certain criteria must be met before an interest rate swap or other derivative instrument is accounted for as a hedge. This includes documentation at hedge inception of (i) the hedging relationship and the Company’s risk management objective and strategy for putting the hedge in place and (ii) an indication that the hedging relationship is expected to be highly effective in hedging the designated risk during the term of the hedge. The effectiveness of the hedge is tested periodically and at least annually.  The Company’s hedging policy requires that only risks (i) determined to have a potentially material impact on the financial performance of the Company and (ii) for which there exists a perfect hedge, employing financial instruments in a mature market, be considered for hedging.

Inventories - Inventories are valued at the lower of cost or market.  Cost is determined using the first-in first-out (“FIFO”) method.

Property, Plant, and Equipment - Property, plant, and equipment is stated at cost less accumulated depreciation and amortization.  Major renewals and betterments are capitalized.  Repairs and maintenance costs are expensed as incurred.

Income Taxes - Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases.

Revenue Recognition – The Company essentially has only one type of revenue transaction in which the Company’s chemical products sold in the open market are recognized as revenue as risk and title to the products transfer to the customers, which is usually at the time a shipment is made.

Earnings Per Share - Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period.  Diluted earnings per share assume the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

Currency Translation - The U.S. dollar is the functional currency for the Company’s foreign operations.  For those operations, re-measurements to U.S. dollars from currency translations are included in the statement of income.

Stock-Based Compensation - The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under SFAS No. 123, the Company is permitted to either record expenses for stock options and other employee compensation plans based on their fair value at the date of grant or to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 (“APB No. 25”) and recognize compensation expense, if any, based on the intrinsic value of the equity instrument at the measurement date.  The Company elected to continue following APB No. 25 for stock options granted to employees; however, the Company accounts for stock options granted to non-employees under the provisions of SFAS No. 123.

Intangible Assets – For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the useful lives of the assets.  Identifiable intangible assets of an indefinite life are not amortized in accordance with SFAS No. 142.  These assets are required to be tested for impairment annually at a minimum. (See below — New Accounting Standards.) The adoption of SFAS No. 142 by the Company on August 1, 2002 resulted in amortization expense decreasing by approximately $300 thousand in fiscal year 2003 versus the previous year.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.  With respect to accounts receivable, such receivables are primarily from wood-treating manufacturers located worldwide and agriculture chemicals distributors in the United States.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is dependent on each customer’s financial condition.  At July 31, 2003, no customers represented 10% or more of the Company’s accounts receivable.  At July 31, 2002, two customers combined to represent 28% of the Company’s accounts receivable.

Concentration of Operations in Other Countries – The Company manufactures penta and MSMA at its plant in Matamoros, Mexico.  Property, plant and equipment on the Company’s consolidated balance sheet of $5,034,443 in 2003 and $6,045,589 in 2002 are assignable to the Company’s plant in Mexico.  This concentration of operations outside of the Company’s home country exposes the Company to the risk that its operations may be disrupted in the future.

New Accounting Standards – Effective August 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that the balance sheet valuation of goodwill and other intangible assets of indefinite life be evaluated for impairment at least annually and requires that their regular charge, or amortization, against income be discontinued.  The Company currently does not have goodwill assets on its balance sheet and has performed an impairment analysis on its intangible assets of indefinite life, which indicated as of July 31, 2003 an impairment charge was not appropriate.

In February 2003, SFAS No. 148 was issued, “Accounting for Stock Based Compensation:  A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation, and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation.  The Company has chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS No. 148.

The Company has adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

The Company has adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both liabilities and Equity.” This statement requires issuers to classify a financial instrument that is within its scope as a liability instead of equity.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial position or results of operations.

Reclassifications - Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Segment Reporting – For purposes of financial disclosure, the Company’s operation is considered to be one business segment.

2.                   INVENTORIES

Inventories are summarized as follows at July 31:

	2003	2002

Chemical raw materials and supplies	$827,292	$549,098
Finished chemical products	4,458,578	4,642,920

Total	$5,285,870	$5,192,018

3.                   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31:

	2003	2002

Land	$302,527	$302,527
Buildings	1,491,109	1,491,109
Plant	1,747,843	1,747,843
Equipment	5,762,135	5,508,315
Leasehold improvements	105,595	105,595
Construction-in-progress	92,846	60,453

	9,502,055	9,215,842

Less accumulated depreciation and amortization	(4,014,751)	(3,109,799)

Property, plant and equipment - net	$5,487,304	$6,106,043

On December 30, 2002, the Company acquired the Rabon products and the associated formulation and packaging equipment.  The equipment has remained at the seller’s facility where they provide contract formulation and packaging services for the Rabon oral larvicide products.

Depreciation is principally computed using a straight-line method over the estimated useful lives of the assets.  Depreciation expense was $955,911 $648,503 and $336,060 in 2003, 2002 and 2001, respectively.  The estimated useful lives of classes of assets are as follows:

Asset Description	Life (Years)

Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	5 to 8

4.                   FOREIGN CURRENCY REMEASUREMENT

Monetary assets and liabilities and income items for KMEX are re-measured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are re-measured at historical rates.  Expense items for KMEX are re-measured at average monthly rates of exchange except for depreciation and amortization expense.  All gains and losses from currency re-measurement for KMEX are included in operations.  Foreign currency re-measurement resulted in an aggregate exchange loss of $37,798 and $2,971 in 2003 and 2002 and an aggregate exchange gain of $11,705 in 2001.

5.                   INCOME TAXES

The geographical sources of income before income taxes for each of the three years in the period ended July 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

United States	$2,448,377	$3,963,676	$3,834,408
Foreign	533,476	366,222	424,204

Income before income taxes	$2,981,853	$4,329,898	$4,258,612

The provision for income taxes consisted of the following:

	2003	2002	2001

Current federal provision	$966,360	$1,347,650	$1,303,699
Current foreign provision	181,380	165,732	238,003
Current state provision	99,205	118,910	115,032
Deferred income tax (benefit)	(182,256)	13,069	(38,462)

Total	$1,064,689	$1,645,361	$1,618,272

Deferred income taxes are provided on all temporary differences between financial and taxable income.  The following table presents the components of the Company’s deferred tax assets and liabilities as of July 31:

	2003	2002

Deferred tax assets (liabilities):
Bad debt expense	$46,250	$14,791
Difference in depreciable basis of property	612,382	173,656
Difference in amortization basis of intangibles	(32,547)	180,828
Other	(115,156)	(54,198)

Total	$510,929	$315,077

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal and Mexican income tax rate to earnings before income taxes for the years ended July 31:

	2003	2002	2001

Provision for income taxes at the statutory rate	$1,013,830	$1,424,382	$1,364,370
State income taxes	34,474	53,658	113,558
Other	16,385	167,321	140,344

Total	$1,064,689	$1,645,361	$1,618,272

6.                                       INTANGIBLE AND OTHER ASSETS

	2003	2002
Intangible assets consisted of the following at July 31:

Unamortized intangible assets:

Creosote sales and distribution assets	$4,500,000	$4,500,000
Other creosote related assets	77,604	77,604
Rabon product registrations and related assets	3,557,042
	8,134,646	4,577,604

Amortized intangible assets:

Creosote supply contract	4,000,000	4,000,000
MSMA product registrations and related assets	1,200,000	1,200,000
Other MSMA related assets	101,904	97,652
Licensing agreement	320,000	320,000
Other Rabon related assets	204,000
Loan costs	42,985	20,000
	5,868,889	5,637,652

Total intangible assets	14,003,535	10,215,256

Less accumulated amortization	(3,605,774)	(3,172,135)

Total net intangible assets	10,397,761	7,043,121

Other assets consisted of the following at July 31:

Advances for premiums on employee-owned life insurance policies (see Note 9)	521,740	488,054
Other	385,339	129,070
Total other assets	$907,079	$617,124

Amortization expense was $466,657, $739,351, and $790,618 for fiscal years 2003, 2002 and 2001 respectively. The estimated amortization expense for the fiscal years ended 2004 through 2007 is projected to be $451,098 per year, and $406,257 for fiscal year 2008.

On June 30, 1998, the Company entered into a long-term supply contract to purchase creosote (a wood-treating chemical) from Allied Signal, Inc. (“Allied”).  At the same time, the Company purchased certain intangible assets from Allied pertaining to creosote sales and distribution.  The Company paid Allied $4,000,000 for entering into the supply contract.  The supply contract is being amortized on a straight-line basis over a 10-year term, which is the initial term of the contract.

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

Effective August 1, 2002, the Company adopted SFAS No. 142.  As a result, the Company identified certain intangible assets that were not amortizable under this statement due to their indeterminable life. Instead, these intangible assets are subject to impairment testing annually, or sooner as circumstances require. The Company completed an impairment analysis of these intangible assets that indicated as of July 31, 2003 an impairment charge is not appropriate.

The following table summarizes and reconciles net income before the accumulative effect of the accounting change related to SFAS No. 142 for the three years ended July 31, 2003, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods relating to indefinite lived intangible assets that are no longer amortized:

	2003	2002	2001

Reported net income before accounting change	$1,917,164	$2,684,537	$2,640,340

Change in amortization due to accounting change		307,760	307,760

Income tax effect due to accounting change		(116,949)	(116,949)

Net income subsequent to accounting change	$1,917,164	$2,875,348	$2,831,151

Adjusted earnings per share subsequent to accounting change:

Basic	$0.26	$0.38	$0.38

Diluted	$0.25	$0.38	$0.37

7.                   LONG-TERM DEBT

Effective August 1, 1996, the Company entered into a revolving note agreement with a bank that provides for borrowings of up to $3,500,000.  The borrowing base under this agreement is limited by a formula defined in the agreement based on the amount of receivables and inventory.  Interest payments will be due monthly.  The revolving note is secured by the Company’s receivables, inventory, and general intangible assets.  The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company, and requires the maintenance of a minimum fixed-charge coverage ratio and minimum tangible net worth requirements.  The Company was in compliance with debt covenants as of July 31, 2003 and 2002.  Borrowings outstanding under this agreement at July 31, 2003 and 2002 were $0 and $1,202,000.  The termination date of this loan agreement is January 31, 2005.

The Company’s purchase of the Rabon products was financed with a senior credit facility from SouthTrust Bank (“SouthTrust”) that also served to refinance the Company’s existing term loan facility with that bank.  As refinanced, the principal balance outstanding as of July 31, 2003 was $4.8 million while the principal balance was $2.8 million at July 31, 2002.  The principal amount of the loan is to be amortized over ten years, but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%, but in February 2003, the Company entered into an interest rate swap transaction with SouthTrust that effectively fixed the interest rate at 5.0% for the remainder of the term.  At July 31, 2003, the Company was in compliance with its various debt covenants which, among other things, has restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum and ratio requirements on tangible net worth.  The Company’s debt matures at the rate of $504,996 per year through December 20, 2007, at which time $2.6 million will be due and payable.

8.                   COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment.  At July 31, 2003, the Company was obligated under these leases for the following future minimum lease commitments:

2004	$264,284
2005	127,600
2006	74,338

Total	$466,222

Rent expense relating to the operating leases was $365,854, $353,983, and $382,119 in 2003, 2002 and 2001, respectively.

Environmental - As a manufacturer and supplier of wood treatment products and herbicides, the Company is subject to a variety of health, safety, and environmental laws within the countries in which it operates.  These governments may implement new laws or regulations that amend or impose restrictions on the sale or use of the Company’s raw materials and products.  In management’s opinion, the Company is in substantial compliance with all applicable laws and regulations, and no actions or proceedings against the Company are known to be in process.

Producers of chemicals such as penta, creosote, MSMA and Rabon are required by the Environmental Protection Agency (“EPA”) to obtain a registration for their products under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”) in order to sell those products in the United States.  The registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticides produced by manufacturers.  Under an agreement with other industry participants, the Company shares the costs of the research and testing required by FIFRA, as well as possible compliance testing required by foreign governments, based on relative market share.

The Company incurred expenses in connection with the FIFRA research and testing programs of approximately $704,700, $520,000 and $716,000 in 2003, 2002 and 2001, respectively.  These costs are included in selling, general, and administrative expenses. The Company intends to expense such future regulatory and testing costs as incurred.

Lawsuits - The Company is involved in various claims and lawsuits in the normal course of business.  Management does not believe that the outcome of any of these matters will have a materially adverse effect on the Company’s consolidated financial position or results of operations.

9.                   RELATED PARTY TRANSACTIONS

During 1991, the Company entered into “split-dollar insurance” arrangements with two officers/stockholders.  Under these arrangements, the Company advances funds for insurance premiums and records these advances as a noncurrent asset.  The Company has a security interest in the insurance policies to the extent of the advances made.  The security interest is to be satisfied either from death benefit proceeds or, in the event of termination of the arrangement(s), by reimbursement from the officer(s)/stockholder(s).  During fiscal 1998, the arrangement with one such officer was terminated under the provisions of a five-year employment agreement and converted to a noninterest-bearing promissory note.  Since that time, the employee has ceased serving as an officer of the Company, but has continued as an employee.  As a portion of the employee’s compensation under the employment agreement, the Company is amortizing the note to compensation expense over a five-year period beginning January 1, 2000 (see Note 6); such amortization was $52,034 in 2003 and $74,023 in 2002 and 2001.

On October 18, 2000, the Company completed its purchase of 180,000 shares of the Company’s outstanding common stock from an officer at a price of $5.00 per share, the value of the Company’s common stock on August 29, 2000, the date on which the Company’s Board of Directors approved the transaction.  In accordance with the Company’s desire to remove certain related party transactions from its accounts, the proceeds from the sale were used by the officer to purchase the Company’s interest in two promissory notes and to repay loans made to the officer by the Company in fiscal 1998 and 1994.

10.            EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees.  The participants may contribute from 3% to 15% of their compensation, and the Company makes matching contributions under this plan equal to 3% of the participant’s compensation.  Company contributions to the plan totaled approximately $34,000, $31,000 and $30,000 in 2003, 2002 and 2001, respectively.

In July 2001, the Company adopted a supplemental executive retirement plan.  Only persons specifically designated by the company may be participants in the plan.  The plan is unfunded and amounts payable to participants are general obligations of the company.  The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement.  The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits.  Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service.  One executive was designated as a participant in August 2001, which resulted in $52,088 and $47,164 of expenses for 2002 and 2003, respectively.

11.            SIGNIFICANT CUSTOMERS

The Company had one significant customer in 2003, 2002 and 2001 whose sales as a percentage of total sales were 18%, 19% and 15%, respectively.  No other customers accounted for 10% or more in those fiscal years.  The Company’s one significant customer has announced that it will exit the wood treating business.  The Company believes that the exit will not have a material adverse effect on the sale of the Company’s wood treating chemicals.

12.            STOCKHOLDERS’ EQUITY

The Company adopted the 1996 Stock Option Plan (the “Stock Plan”) on October 15, 1996 and reserved 700,000 shares of its common stock for issuance under the Stock Plan.  The Stock Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The Stock Plan will be administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors.  Subject to the terms of the Stock Plan, the Board of Directors or the committee has the authority to grant options under the Stock Plan, to amend, construe, and interpret it, and to make all other determinations and take any and all actions necessary or advisable for its administration.  The directors, consultants, and key employees of the Company or any subsidiary are eligible to receive nonqualified options under the Plan, but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options.

Options will be exercisable during the period specified in each option agreement and in accordance with a vesting schedule to be designated by the Board of Directors or the committee.  Any option agreement may provide that options become immediately exercisable in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company.  Options may be subject to early termination within a designated period following the option holder’s cessation of service with the Company.

In 2000 the Company granted an option to acquire 40,000 shares of common stock in consideration for investor relations consulting services.  These options would have vested if before January 1, 2000 the average closing price of the Company’s common stock equaled or exceeded $9.00 per share for ten consecutive days; however, the options failed to vest and expired unexercised.  Also in 2000 the Company granted warrants to acquire 25,000 shares of common stock to JP Turner & Company L.L.P. for consulting services as requested by the Company and pertaining to the evaluation of acquisition and financing transactions and to investor relations.  The warrants were immediately exercisable at a price of $5.00 per share of common stock through March 17, 2003. They expired unexercised.

In 2000, the Company granted a warrant for the purchase of 25,000 shares of the Company’s common stock to Gilman Financial Corporation, a company that employs a Director of the Company, in exchange for consulting services with respect to developing, studying, and evaluating merger and acquisition proposals.  The warrant is immediately exercisable at a price of $5.00 per share of common stock through March 6, 2009.

Stock option and warrants activity for the Company in 2003, 2002 and 2001 was as follows:

	2003		2002		2001
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Stock options and warrants outstanding, beginning of year	402,588	$3.41	344,171	$3.67	154,171	$3.67
Granted	210,000	5.20	69,417	3.55	190,000	3.55
Exercised			(11,000)	(1.96)
Cancelled	(27,500)	(5.00)
Stock options and warrants outstanding, end of year	585,088	$3.96	402,588	$3.39	344,171	$3.61

Options and warrants outstanding as of July 31, 2003 are as follows:

Exercise Price	Shares Outstanding	Contractual Life	Exercise Price	Shares Exercisable	Exercise Price

$ 0.194	37,038	1.22	$0.196	37,038	$0.196
2.48 - 8.00	548,050	9.35	4.209	433,590	4.396

At July 31, 2003, options were exercisable for 470,625 shares at a weighted-average exercise price of $4.07.  The remaining average contractual life of these options was approximately 9 years.  At July 31, 2003, 131,412 shares were available for future option grants.

The weighted-average fair value of options granted during 2003, 2002 and 2001 was $298,244, $91,857 and $103,176, respectively.  The effect of these options would have decreased basic and diluted EPS by $.01 per share in 2003, 2002 and 2001.  Fair value of the options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2003, 2002 and 2001:

	2003	2002	2001

Weighted-average expected life	8.65	9.33	12.91
Volatility factor	60%	60%	48%
Dividend yield	1.7%	1.2%	0.1%
Weighted-average risk-free interest	4.37%	4.51%	5.07%

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, in accordance with SFAS No. 128:

	Year Ended July 31, 2003
	Income (Numerator)	Shares (Denominator)	Weighted- Average Per Share (Amount)

Basic EPS - Income available to common stockholders	$1,917,164	7,512,981	$0.26

Effect of dilutive securities -Common stock options		37,413	(0.01)

Diluted EPS - Income available to common stockholders	$1,917,164	7,550,394	$0.25

	Year Ended July 31, 2002
	Income (Numerator)	Shares (Denominator)	Weighted- Average Per Share (Amount)

Basic EPS - Income available to common stockholders	$2,684,537	7,512,274	$0.36

Effect of dilutive securities -Common stock options		36,271	0.00

Diluted EPS - Income available to common stockholders	$2,684,537	$7,548,545	$0.36

	Year Ended July 31, 2001
	Income (Numerator)	Shares (Denominator)	Weighted- Average Per Share (Amount)

Basic EPS - Income available to common stockholders	$2,640,340	7,538,967	$0.35

Effect of dilutive securities -Common stock options		53,265	0.00

Diluted EPS - Income available to common stockholders	$2,640,340	7,592,232	$0.35

The Company declared and paid a 10% stock dividend during fiscal 2001, which resulted in the issuance of 681,812 shares of the Company’s common stock.

13.            SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended July 31, 2003
Net sales	$8,053,629	$6,287,300	$8,979,786	$12,214,870
Gross profit	2,716,351	2,057,383	2,814,868	3,702,617
Operating income	729,744	257,207	845,540	1,309,395
Income before income tax	731,158	231,212	802,850	1,216,633
Net income	482,564	152,600	529,879	752,121
Per share data:
Earnings per share - basic	0.06	0.02	0.07	0.11
Earnings per share - diluted	0.06	0.02	0.07	0.10

Year ended July 31, 2002
Net sales	$8,097,329	$7,571,329	$8,783,236	$9,986,140
Gross profit	2,636,002	2,552,732	3,326,056	3,526,290
Operating income	707,282	652,553	1,295,375	1,475,695
Income before income tax	682,907	622,072	1,288,593	1,736,326
Net income	423,402	385,685	798,981	1,076,469
Per share data:
Earnings per share - basic	0.06	0.05	0.11	0.14
Earnings per share - diluted	0.06	0.05	0.11	0.14

Year ended July 31, 2001
Net sales	$8,302,040	$8,192,896	$8,098,371	$11,197,683
Gross profit	3,147,030	2,937,856	2,501,847	3,418,004
Operating income	1,467,674	968,730	375,867	1,440,978
Income before income tax	1,530,895	982,054	341,073	1,404,590
Net income	949,155	608,873	211,465	870,847
Per share data:
Earnings per share - basic	0.13	0.08	0.03	0.11
Earnings per share - diluted	0.13	0.08	0.03	0.11

* * * * * *

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES.

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed.  Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act and the rules of the SEC.  There were no significant changes in the Company’s internal controls or in other  factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-14 of Part III is incorporated by reference from the Company’s definitive proxy statement to be filed on or about October 30, 2003.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.

(a)                                  The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in such Item.  The following documents are filed as exhibits by the Company and documents marked by an asterisk (*) were previously filed (file number 29278):

2.1 (i)	First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.*
2.1 (ii)	Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.*
2.1 (iii)	Asset Sale Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation*
2.1 (iv)	Asset Purchase Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.*
2.2	Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.*
3 (i)	Amended and Restated Articles of Incorporation.*
3 (ii)	Bylaws.*
3 (iii)	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.*
4.1	Form of Common Stock Certificate.*

10.1	Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.*
10.2	Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.*
10.3	$2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.*
10.4	1996 Stock Option Plan.*
10.5	Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.*
10.6	Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.*
10.7	Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.*
10.8	Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.*
10.9	Second Amendment to Revolving Loan Agreement.*
10.10	$2,500,000 Amended and Restated Revolving Note.*
10.11	Third Amendment to Revolving Loan Agreement.*
10.12	$2,500,000 Amended and Restated Revolving Note dated December 31, 1997.*
10.13	Employment Agreement dated February 1, 1998 with Bobby D. Godfrey.*
10.14	Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.*
10.15	Performance Guaranty dated June 30, 1998 by the Company.*
10.16	Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.*
10.17	$6,000,000 Term Note.*
10.18	Guaranty of Payment by the Company.*
10.19	Fourth Amendment to Revolving Loan Agreement.*
10.20	Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the Company*
10.21	Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.*
10.22	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.*
10.23	Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.*
10.24	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.*
10.25	Employment Agreement with Thomas H. Mitchell dated July 11, 2001.*
10.26	Employment Agreement with John V. Sobchak dated June 26, 2001.*
10.27	Supplemental Executive Retirement Plan dated effective August 1, 2001.*
10.28	Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company.*
10.29	Contract Manufacturing Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.*
10.30	Amended and Restated Promissory Note dated December 30, 2002 made payable by KMG-Bernuth, Inc. to SouthTrust Bank.*
10.31	Employment Agreement with Roger C. Jackson dated August 1, 2002.

21.1	Subsidiaries of the Company.*
31	Certificates under Section 302 of the Sarbanes-Oxley Act of 2002 of David L. Hatcher and John V. Sobchak
32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of David L. Hatcher and John V. Sobchak
99.1	Direct Stock Purchase Plan.*

Schedule II – Valuation and Qualifying Accounts

Allowances for Doubtful Accounts		Additions
Reserves	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Fiscal year July 31, 2003	$100,000	$25,000			$125,000
Fiscal year July 31, 2002	130,000	31,102	—	$(61,102)	100,000
Fiscal year July 31, 2001	120,000	10,000	—	—	130,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ David L. Hatcher	Date: October 21, 2003
David L. Hatcher, President
and Chairman

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 21, 2003
John V. Sobchak, Vice President
and Chief Financial Officer

By:	/s/ George W. Gilman	Date: October 21, 2003
George W. Gilman, Director

By:	/s/ Fred C. Leonard	Date: October 21, 2003
Fred C. Leonard III, Director

By:	/s/ Charles L. Mears	Date: October 21, 2003
Charles L. Mears, Director

By:	/s/ Charles M. Neff	Date: October 21, 2003
Charles M. Neff, Jr., Director

By:	/s/ Richard L. Urbanowski	Date: October 21, 2003
Richard L. Urbanowski, Director