Form 10-Q
period 2003-10-31
KMG CHEMICALS INC
filed 2003-12-15
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,550,019 shares of common stock.

Part I. — FINANCIAL INFORMATION

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2003	July 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,214,351	$1,490,357
Marketable securities	0	164,735
Accounts receivable:
Trade	3,981,528	7,397,654
Other	215,132	352,962
Notes receivable - current portion	110,329	98,442
Inventories	4,995,915	5,285,870
Prepaid expenses and other current assets	202,231	178,573
Total current assets	13,719,486	14,968,593

PROPERTY, PLANT AND EQUIPMENT -
Net of accumulated depreciation	5,346,261	5,487,304

NOTES RECEIVABLE, Less current portion	34,992	65,844
DEFERRED TAX ASSET	551,052	510,929
INTANGIBLE ASSETS, net of accumulated amortization	10,280,735	10,397,761
OTHER ASSETS	1,164,896	907,079

TOTAL	$31,097,422	$32,337,510

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2003	July 31, 2003
LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,397,327	$3,388,311
Accrued liabilities	1,003,251	1,165,071
Current portion of long-term debt	504,996	504,996
Total current liabilities	3,905,574	5,058,378

LONG-TERM DEBT	4,124,174	4,250,423
Total liabilities	8,029,748	9,308,801

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 7,730,019 shares issued and 7,550,019 shares outstanding at October 31, 2003 and 7,692,981 issued and 7,512,981 shares outstanding at July 31, 2003	77,301	76,930
Additional paid-in capital	3,372,880	3,365,976
Treasury stock	(900,000)	(900,000)
Accumulated other comprehensive income	11,577	73,753
Retained earnings	20,505,916	20,412,050
Total stockholders’ equity	23,067,674	23,028,709

TOTAL	$31,097,422	$32,337,510

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31,
	2003	2002

NET SALES	$8,372,110	$8,053,629

COST OF SALES	5,825,906	5,337,278

Gross profit	2,546,204	2,716,351

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,077,764	1,986,607

Operating income	468,440	729,744

OTHER INCOME (EXPENSE):
Interest and dividend income	9,454	11,411
Interest expense	(60,595)	(16,566)
Gain on sale of securities	114,829
Other	(17,199)	6,568

Total other income (expense)	46,489	1,413

INCOME BEFORE INCOME TAX	514,929	731,157

Provision for income tax	(195,673)	(248,594)

NET INCOME	$319,256	$482,564

EARNINGS PER SHARE:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,523,448	7,512,981
Diluted	7,533,938	7,551,367

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY
	COMMON STOCK
	SHARES ISSUED	PAR VALUE
BALANCE AT JULY 31, 2001	7,681,981	$76,820	$3,363,952	$(900,000)	$211,480	$16,523,861	$19,276,113

Employee options exercised	11,000	110	2,024				2,134
Cash dividends						(319,083)	(319,083)
Net income						2,684,537	2,684,537
Change in unrealized gain on available for sale securities (net of taxes of $54,198)					(123,051)		(123,051)
BALANCE AT JULY 31, 2002	7,692,981	76,930	3,365,976	(900,000)	88,429	18,889,315	21,520,650

Cash dividends						(394,429)	(394,429)
Net income						1,917,164	1,917,164
Change in unrealized gain on available for sale securities (net of taxes of $31,567)					(18,199)		(18,199)
Unrealized loss on interest rate swap (net of taxes of $24,654)					3,523		3,523
BALANCE AT JULY 31, 2003	7,692,981	76,930	3,365,976	(900,000)	73,753	20,412,050	23,028,709

Cash dividends						(225,390)	(225,390)
Employee options exercised	37,038	371	6,904				7,275
Net income						319,256	319,256
Change in unrealized gain on available for sale securities due to sale of stock during quarter					(70,230)		(70,230)
Unrealized loss on interest rate swap (net of taxes of $4,530)					8,054		8,054
BALANCE AT OCTOBER 31, 2003	7,730,019	$77,301	$3,372,880	$(900,000)	$11,577	$20,505,916	$23,067,674

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319,256	$482,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	363,547	344,199
Bad debt expense	10,000	15,000
Gain on sale of equipment	(187)	(18,500)
Gain on sale of securities	(114,829)
Forgiveness of notes receivable from related parties		8,545
Deferred income taxes	(2,103)	(160,591)
Changes in operating assets and liabilities:
Accounts receivable - trade	3,406,126	3,459,214
Accounts receivable - other	137,830	37,846
Inventories	289,954	(238,310)
Prepaid expenses and other assets	(23,657)	127,907
Accounts payable	(990,984)	(32,015)
Accrued liabilities	(161,820)	(389,793)
Net cash provided by operating activities	3,233,133	3,636,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(109,730)	(22,272)
Proceeds from sale of equipment	187	18,500
Proceeds from sale of securities	169,830
Notes receivable	18,965
Additions to other assets	(244,027)	(263,311)
Net cash used in investing activities	(164,775)	(267,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(126,249)	(1,462,652)
Proceeds from exercise of stock options	7,275
Payment of dividends	(225,390)	(169,041)
Net cash used in financing activities	(344,364)	(1,631,693)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,723,994	1,737,290

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,490,357	1,234,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,214,351	$2,971,872

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$60,129	$16,566
Cash paid during the period for income taxes	$259,030	$201,492

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)                                  Basis of Presentation - The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated financial statements have been prepared pursuant to the requirements of the SEC for interim reporting.  As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2003.

(2)                                  Earnings Per Share - Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.

The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended October 31
	2003	2002
BASIC EARNINGS PER SHARE

Net Income	$319,256	$482,564
Weighted Average Shares Outstanding	7,523,448	7,512,981
Basic Earnings Per Share	$0.04	$0.06

DILUTED EARNINGS PER SHARE

Net Income	$319,256	$482,564
Weighted Average Shares Outstanding	7,523,448	7,512,981
Shares Issuable from Assumed Conversion of Common Share Options	10,490	38,386
Weighted Average Shares Outstanding, as Adjusted	7,533,938	7,551,367
Diluted Earnings Per Share	$0.04	$0.06

(3)                                  Inventories- Inventories are summarized as follows:

	October 31, 2003	July 31, 2003

Chemical raw materials and supplies	$832,655	$827,292
Finished chemical products	4,163,260	4,458,578

	$4,995,915	$5,285,870

(4)                                  Intangible and Other Assets- Intangible and other assets are summarized as follows:

	October 31, 2003	July 31, 2003
Intangible assets consisted of the following:

Unamortized intangible assets:

Creosote sales and distribution assets	$4,500,000	$4,500,000
Other creosote related assets	77,604	77,604
Rabon product registrations and related assets	3,557,042	3,557,042
	8,134,646	8,134,646

Amortized intangible assets:

Creosote supply contract	4,000,000	4,000,000
MSMA product registrations and related assets	1,200,000	1,200,000
Other MSMA related assets	97,652	101,904
Licensing agreement	320,000	320,000
Other Rabon related assets	204,000	204,000
Loan Costs	42,985	42,985
	5,864,637	5,868,889

Total intangible assets	13,999,283	14,003,535

Less accumulated amortization	(3,718,548)	(3,605,774)

	$10,280,735	$10,397,761

Other assets consisted of the following:

Advances for premiums on employee-owned life insurance policies	555,426	521,740
Other	609,470	385,339
	$1,164,896	$907,079

Amortization expense was $112,775 and $102,298 for the three months ended October 31, 2003 and 2002, respectively.

(5)                                 Stock-based Compensation- The pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the three months ended October 31, 2003 and 2002 is illustrated below (amounts in thousands, except per share data):

	Three months ended October 31
	2003	2002

Net earnings, as reported	$319,256	$482,564

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(23,544)

Pro forma net earnings	$319,256	$459,020

Earnings per share:
Basic, as reported	$0.04	$0.06
Basic, pro forma	$0.04	$0.06

Diluted, as reported	$0.04	$0.06
Diluted, pro forma	$0.04	$0.06

(6)                                 Subsequent Events- The Company acquired certain assets of Wood Protection Products, Inc. (“WPP”) effective as of December 5, 2003.  The purchase is being largely financed by a $6 million senior credit facility from SouthTrust Bank plus the issuance of an option to acquire 175,000 shares of the common stock, $0.01 par value, of the Company exercisable at $2.50 per share.  WPP is a distributor of pentachlorophenol (“penta”) solutions, which are used by wood treaters to treat utility poles.   Penta protects the utility poles from attack by mold, mildew, fungus, and insects.  The acquisition includes WPP’s distribution and plant equipment along with its inventory and product registrations and a consulting agreement with its principal shareholder.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 2003 and 2002:

	Three Months Ended October 31
	2003	2002

Net sales	$8,372,110	$8,053,629
Gross profit	$2,546,204	$2,716,351
Gross profit as a percent of net sales	30.4%	33.7%
Net income	$319,256	$482,564
Basic earnings per share	$0.04	$0.06
Weighted average shares outstanding	7,523,448	7,512,981

Sales Revenue and Gross Profit

Net sales revenue for the first quarter of fiscal 2004 increased 4% as compared with the first quarter of fiscal 2003.  However, more than half of the of the increase was due to sales of Rabon products, a product category not acquired by the Company until the second quarter of last fiscal year.  Net sales revenue from the Company’s pentachlorophenol (“penta”) wood treating chemical was improved over the same period of the prior fiscal year but the Company’s creosote product sales declined in the first quarter of fiscal 2003.  The Company’s penta products are used principally to treat utility poles and its creosote product is used to treat railroad crossties.  Penta results benefited from the price increase in June 2003 and from a modest rise in sales volume but the Company’s creosote sales continued to suffer from a supply shortfall in the northeast United States and because certain railroads specified creosote and oil treating blends as a cost containment measure.  Net sales revenue from the Company’s agricultural chemical products were down but sales of the products are heavily concentrated in the last fiscal quarter during the growing season of the crops to which the products are applied.

Gross profit as a percent of sales in the quarter declined to 30.4% for the first quarter of this fiscal year from 33.7% for the same quarter of fiscal 2003 because the Company experienced higher raw material costs and higher creosote purchase costs.  Raw material costs, which reached a peak in the fourth quarter of fiscal 2003, moderated somewhat in the first quarter.  However, the Company expects those increased costs will affect gross margins adversely over rest of the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of fiscal 2004 were approximately 4.6% higher than in the same quarter of the prior fiscal year.  The increase is due to selling, distribution and regulatory costs associated with the Company’s newly acquired Rabon product category.

Liquidity and Capital Resources

The principal balance of the Company’s term loan facility with SouthTrust Bank (“SouthTrust”) was approximately $4.6 million as of October 31, 2003, an increase of $3.3 million over the prior year.  The Company’s purchase for $3.8 million of the Rabon product category was the cause of that increase since the purchase was provided for by a refinance of the Company’s existing term loan facility with that bank.  The principal amount of the loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%.  However, in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  Also as of October 31, 2003 the Company had no borrowings under its revolving loan with SouthTrust and its borrowing base availability under that loan was $3.5 million.  Management believes that the term loan and the revolving credit facility adequately provide for the Company’s anticipated need for liquidity and capital resources in fiscal 2004 for the Company’s current operations.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal actions or proceedings, other than ordinary routine litigation incidental to the business, and it does not believe any such actions or proceedings will have a material adverse effect on its business, results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no votes of shareholders during the period covered by this report but the annual meeting of the shareholders of the Company was held on November 18, 2003.  At that meeting, the shareholders voted to elect all the nominees for director as follows:

Nominees	Votes For	Votes Against	Abstentions

David L. Hatcher	6,951,989	550	2,370

George W. Gilman	6,952,539	0	2,370

Fred C. Leonard, III	6,947,952	4,587	2,370

Charles L. Mears	6,952,539	0	2,370

Charles M. Neff, Jr.	6,947,952	4,587	2,370

Richard L. Urbanowski	6,952,539	0	2,370

The shareholders voted to approve an amendment to the Company’s 1996 Stock Option Plan.  The amendment increased the number of shares of common stock that may be purchased under options granted under the plan by 700,000 shares.  The vote was 6,655,323 for the amendment, 32,240 against and 842 abstentions.  The shareholders also voted to ratify the appointment of Deloitte & Touche LLP as independent accountants and auditors of the Company for fiscal year 2004.  The vote was 6,953,686 votes for the ratification, 110 votes against and 1,113 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits:

The financial statements are filed as Part I of this report.  The following documents are filed as exhibits by the Company and documents marked by an asterisk (*) were previously filed (file number 29278):

2.1 (i)	First Amended Joint Plan of Reorganization dated September 1, 1995, as modified and clarified to date.*
2.1 (ii)	Asset Purchase and Sale Agreement dated June 26, 1998 with AlliedSignal, Inc.*
2.1 (iii)	Asset Sale Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation*
2.1 (iv)	Asset Purchase Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.*
2.2	Stock Exchange Agreement dated September 13, 1996 by and between W.P. Acquisition Corp., Halter Financial Group, Inc., KMG-Bernuth, Inc. and certain shareholders of KMG-Bernuth, Inc.*

3 (i)	Amended and Restated Articles of Incorporation.*
3 (ii)	Bylaws.*
3 (iii)	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997.*
4.1	Form of Common Stock Certificate.*
10.1	Agency Agreement dated January 1, 1987 by and between Bernuth, Lembcke Co. Inc. and VfT AG.*
10.2	Revolving Loan Agreement dated August 1, 1996 by and between KMG-Bernuth, Inc. and SouthTrust Bank of Alabama, National Association.*
10.3	$2,500,000 Revolving Note dated August 1, 1996 payable by KMG-Bernuth, Inc. to SouthTrust Bank of Alabama, National Association.*
10.4	1996 Stock Option Plan.*
10.5	Stock Option Agreement dated October 17, 1996 by and between KMG-B, Inc. and Thomas H. Mitchell.*
10.6	Consulting Agreement dated October 15, 1996 by and between the Company and Gilman Financial Corporation.*
10.7	Split Dollar Insurance Agreement dated November 8, 1991 between KMG-Bernuth, Inc. and David L. Hatcher.*
10.8	Split Dollar Insurance Agreement dated December 13, 1991 between KMG-Bernuth, Inc. and Bobby D. Godfrey.*
10.9	Second Amendment to Revolving Loan Agreement.*
10.10	$2,500,000 Amended and Restated Revolving Note.*
10.11	Third Amendment to Revolving Loan Agreement.*
10.12	$2,500,000 Amended and Restated Revolving Note dated December 31, 1997.*
10.13	Employment Agreement dated February 1, 1998 with Bobby D. Godfrey.*
10.14	Creosote Supply Agreement dated as of June 30, 1998 between AlliedSignal Inc. and the Company.*
10.15	Performance Guaranty dated June 30, 1998 by the Company.*
10.16	Term Loan Agreement between SouthTrust Bank, National Association and KMG-Bernuth, Inc.*
10.17	$6,000,000 Term Note.*
10.18	Guaranty of Payment by the Company.*
10.19	Fourth Amendment to Revolving Loan Agreement.*
10.20	Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the Company*
10.21	Option to Purchase 40,000 Shares of Common Stock dated as of September 16, 1998 between the Company and Halter Financial Group, Inc.*
10.22	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 17, 1999 between the Company and JP Turner & Company, L.L.C.*
10.23	Manufacturing and Formulation Agreement dated October 3, 2000 between the Company and GB Biosciences Corporation.*
10.24	Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation.*
10.25	Employment Agreement with Thomas H. Mitchell dated July 11, 2001.*
10.26	Employment Agreement with John V. Sobchak dated June 26, 2001.*
10.27	Supplemental Executive Retirement Plan dated effective August 1, 2001.*
10.28	Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company.*

10.29	Contract Manufacturing Agreement dated December 30, 2002 between Boehringer Ingelheim Vetmedica, Inc. and KMG-Bernuth, Inc.*
10.30	Amended and Restated Promissory Note dated December 30, 2002 made payable by KMG-Bernuth, Inc. to SouthTrust Bank.*
10.31	Employment Agreement with Roger C. Jackson dated August 1, 2002.*
21.1	Subsidiaries of the Company.*
31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of David L. Hatcher and John V. Sobchak pertaining to this report
32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of David L. Hatcher and John V. Sobchak pertaining to this report
99.1	Direct Stock Purchase Plan.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date: December 15, 2003
David L. Hatcher, President

By:	/s/ John V. Sobchak	Date: December 15, 2003
John V. Sobchak, Chief Financial Officer