Form 10-Q/A
period 2003-10-31
KMG CHEMICALS INC
filed 2004-01-14
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

KMG Chemicals, Inc. (the “Company”) hereby amends its quarterly report on Form 10-Q for the three months ended October 31, 2003 to replace Exhibit 31 with the certifications attached to this Amendment No. 1 to the Company’s Form 10-Q.  Except as described above no other changes have been made to the quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date:	January 13, 2004
David L. Hatcher,
President

By:	/s/ John V. Sobchak	Date:	January 13, 2004
John V. Sobchak,
Chief Financial Officer