Form 10-Q
period 2004-01-31
KMG CHEMICALS INC
filed 2004-03-15
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Part I. — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	January 31, 2004	July 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,378,068	$1,490,357
Marketable securities		164,735
Accounts receivable:
Trade, net	5,107,246	7,397,654
Other	415,239	352,962
Notes receivable - current portion	124,518	98,442
Inventories	5,884,740	5,285,870
Prepaid expenses and other current assets	99,001	178,573
Total current assets	13,008,812	14,968,593

PROPERTY, PLANT AND EQUIPMENT -
Net of accumulated depreciation	5,573,970	5,487,304

NOTES RECEIVABLE, Less current portion	12,258	65,844
DEFERRED TAX ASSET	577,072	510,929
GOODWILL	2,906,797
INTANGIBLE ASSETS, net of accumulated amortization	13,816,187	10,397,761
OTHER ASSETS	1,204,460	907,079

TOTAL	$37,099,556	$32,337,510
LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,234,819	$3,388,311
Accrued liabilities	983,267	1,165,071
Current portion of long-term debt	1,216,996	504,996
Total current liabilities	4,435,082	5,058,378

LONG-TERM DEBT	9,436,925	4,250,423
OTHER LONG TERM LIABILITIES	37,804
COMMITMENTS AND CONTINGENCIES

Total liabilities	13,909,811	9,308,801

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 7,730,019 shares issued and 7,550,019 shares outstanding at January 31, 2004 and 7,692,981 issued and 7,512,981 shares outstanding at July 31, 2003	77,301	76,930
Additional paid-in capital	3,671,080	3,365,976
Treasury stock	(900,000)	(900,000)
Accumulated other comprehensive income	(23,439)	73,753
Retained earnings	20,364,803	20,412,050
Total stockholders’ equity	23,189,745	23,028,709

TOTAL	$37,099,556	$32,337,510

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003

NET SALES	$8,536,767	$6,287,300	$16,908,877	$14,340,928

COST OF SALES	6,108,027	4,229,917	11,933,933	9,567,195

Gross Profit	2,428,740	2,057,383	4,974,944	4,773,733

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,566,039	1,800,176	4,643,803	3,786,785

Operating income	(137,299)	257,207	331,141	986,948

OTHER INCOME (EXPENSE):
Interest & dividend income	6,750	10,109	16,204	21,521
Interest expense	(86,160)	(21,181)	(146,755)	(37,747)
Gain on sale of securities			114,829
Other	(10,893)	(14,923)	(28,092)	(8,355)

Total other income (expense)	(90,303)	(25,995)	(43,814)	(24,581)

INCOME (LOSS) BEFORE INCOME TAX	(227,602)	231,212	287,327	962,368

Provision for income (tax) beneft	86,489	(78,612)	(109,184)	(327,204)

NET INCOME (LOSS)	$(141,113)	$152,600	$178,143	$635,164

EARNINGS (LOSS) PER SHARE:
Basic	$(0.02)	$0.02	$0.02	$0.08
Diluted	$(0.02)	$0.02	$0.02	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,550,019	7,512,981	7,536,935	7,512,981
Diluted	7,550,019	7,550,254	7,608,127	7,550,828

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER		TOTAL
	SHARES	PAR	PAID-IN	TREASURY	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	ISSUED	VALUE	CAPITAL	STOCK	INCOME	EARNINGS	EQUITY
BALANCE AT JULY 31, 2001	7,681,981	$76,820	$3,363,952	$(900,000)	$211,480	$16,523,861	$19,276,113

Employee options exercised	11,000	110	2,024				2,134
Cash dividends						(319,083)	(319,083)
Net income						2,684,537	2,684,537
Change in unrealized gain on available for sale securities (net of taxes of $54,198)					(123,051)		(123,051)
BALANCE AT JULY 31, 2002	7,692,981	76,930	3,365,976	(900,000)	88,429	18,889,315	21,520,650

Cash dividends						(394,429)	(394,429)
Net income						1,917,164	1,917,164
Change in unrealized gain on available for sale securities (net of taxes of $12,499)					(18,199)		(18,199)
Unrealized gain on interest rate swap (net of taxes of $1,982)					3,523		3,523
BALANCE AT JULY 31, 2003	7,692,981	76,930	3,365,976	(900,000)	73,753	20,412,050	23,028,709

Cash dividends						(225,390)	(225,390)
Employee options exercised	37,038	371	6,904				7,275
Value of options issued for WPP aquisition			298,200				298,200
Net income						178,143	178,143
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $36,504)					(70,230)		(70,230)
Unrealized loss on interest rate swap (net of taxes of $16,347)					(26,962)		(26,962)
BALANCE AT JANUARY 31, 2004	7,730,019	$77,301	$3,671,080	$(900,000)	$(23,439)	$20,364,803	$23,189,745

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,143	$635,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769,802	692,415
Bad debt expense	20,000	25,000
Gain on sale of equipment	(2,072)	(18,500)
Gain on sale of securities	(114,829)
Forgiveness of notes receivable from related parties		17,089
Deferred income taxes	(66,143)	(162,887)
Changes in operating assets and liabilities:
Accounts receivable - trade	2,270,408	3,618,226
Accounts receivable - other	(62,277)	156,383
Inventories	(394,271)	(629,819)
Prepaid expenses and other assets	79,569	177,900
Accounts payable	(1,153,491)	(557,049)
Accrued liabilities	(791,800)	(1,035,091)
Net cash provided by operating activities	733,039	2,918,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(230,801)	(167,210)
Rabon product line purchase		(3,855,572)
Wood Protection Products acquisition	(6,194,598)
Proceeds from sale of equipment	2,072	18,500
Proceeds from sale of securities	169,830
Notes receivable	27,510
Additions to other assets	(299,728)	(294,113)
Net cash used in investing activities	(6,525,715)	(4,298,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	6,348,000	3,820,000
Principal payments on borrowings	(449,498)	(1,587,615)
Proceeds from exercise of stock options	7,275
Payment of dividends	(225,390)	(169,042)
Net cash provided by financing activities	5,680,387	2,063,343

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(112,289)	683,779

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,490,357	1,234,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,378,068	$1,918,360

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$131,379	$32,896
Cash paid during the period for income taxes	$527,657	$662,450

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

The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended January 31		Six Months Ended January 31
	2004	2003	2004	2003
BASIC EARNINGS (LOSS) PER SHARE
Net Income (Loss)	$(141,113)	$152,600	$178,143	$635,164
Weighted Average Shares Outstanding	7,550,019	7,512,981	7,536,935	7,512,981
Basic Earnings Per Share	$(0.02)	$0.02	$0.02	$0.08
DILUTED EARNINGS (LOSS) PER SHARE
Net Income (Loss)	$(141,113)	$152,600	$178,143	$635,164
Weighted Average Shares Outstanding	7,550,019	7,512,981	7,536,935	7,512,981
Shares Issuable from Assumed Conversion of Common Share Options		37,273	71,192	37,847
Weighted Average Shares Outstanding, as Adjusted	7,550,019	7,550,254	7,608,127	7,550,828
Diluted Earnings Per Share	$(0.02)	$0.02	$0.02	$0.08

For the period ended January 31, 2004, 117,044 shares issuable from assumed conversion of Common share options were excluded from the table above because the effect would have been antidilutive.

(3)           Inventories- Inventories are summarized as follows:

	January 31, 2004	July 31, 2003

Chemical raw materials and supplies	$1,134,309	$827,292
Finished chemical products	4,750,431	4,458,578

	$5,884,740	$5,285,870

(4)           Intangible and Other Assets- Intangible and other assets are summarized as follows:

Intangible and Other Assets:

	January 31, 2004	July 31, 2003
Intangible assets not subject to amortization:

Creosote sales and distribution assets	$4,500,000	$4,500,000
Other creosote related assets	77,604	77,604
Penta product registrations	2,360,000
Rabon product registrations and related assets	3,557,042	3,557,042
	10,494,646	8,134,646

Intangible assets subject to amortization:

Creosote supply contract	4,000,000	4,000,000
Other Penta related assets	1,254,000
MSMA product registrations and related assets	1,200,000	1,200,000
Other MSMA related assets	97,652	101,904
Licensing agreement	320,000	320,000
Other Rabon related assets	204,000	204,000
Loan Costs	87,985	42,985
Other intangible assets	30,831
	7,194,468	5,868,889

Total intangible assets	17,689,114	14,003,535

Less accumulated amortization	(3,872,927)	(3,605,774)
	$13,816,187	$10,397,761

Other assets consisted of the following:

Advances for premiums on employee-owned life insurance policies	$568,934	$521,740
Other	635,526	385,339
	$1,204,460	$907,079

Amortization expense was $154,379 and $267,153 for the three and six months ended January 31, 2004, respectively and $105,791 and $208,089 for the three and six months ended January 31, 2003, respectively.

(5)           Stock-based Compensation- The pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the three and six months ended January 31, 2004 and 2003 is illustrated below (amounts in thousands, except per share data):

	Three months ended January 31		Six months ended January 31
	2004	2003	2004	2003

Net earnings (loss), as reported	$(141,113)	$152,600	$178,143	$635,164
Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93,712)	(50,787)	(93,712)	(74,331)

Pro forma net earnings (loss)	$(234,825)	$101,813	$84,431	$560,833

Earnings (loss) per share:
Basic, as reported	$(0.02)	$0.02	$0.02	$0.08
Basic, pro forma	$(0.03)	$0.01	$0.01	$0.07

Diluted, as reported	$(0.02)	$0.02	$0.02	$0.08
Diluted, pro forma	$(0.03)	$0.01	$0.01	$0.07

(6)           Significant Acquisition.  The Company purchased certain assets of Wood Protection Products, Inc. (“WPP”), a penta solutions distributor, on December 5, 2003.    The consideration paid included $6,194,600 in cash at closing, plus an agreement to pay an additional $610,000 in six equal payments over the subsequent six month period, and an option to purchase 175,000 shares of common stock in the company.   The option is exercisable over a period of five years at an exercise price equal to $2.50 per share, and has been valued at $298,200.  The cash purchase price was mostly financed with a $6 million term loan from SouthTrust Bank (see note 7).  The table below summarizes the total consideration paid for the WPP assets.

Cash paid at closing	$6,194,600
Payment commitments over the subsequent 6 months	610,000

Total cash paid in fiscal year 2004	$6,804,600
Estimated value of stock option granted	298,200

Total consideration paid	$7,102,800

The acquisition included WPP’s distribution and plant equipment along with its inventory and product registrations.  It also included a consulting agreement and a non-compete agreement with its principal shareholder.  The table below summarizes the purchase price allocation for the transaction.

Equipment	$390,500
Inventory	204,600

Total tangible assets	595,100

Product registrations; consulting and non-compete agreements	3,614,000
Goodwill	2,893,700

Total intangible assets including goodwill	6,507,700

Total assets acquired	$7,102,800

The following table presents the pro forma effect of the WPP acquisition and associated financing on the Company’s historical results for the three month and six month periods ended January 31, 2004 and 2003 as if the transaction had occurred on August 1, 2002.

	Three Months Ended January 31		Six Months Ended January 31
	2004	2003	2004	2003
Revenues	$9,371,253	$7,798,919	$19,161,576	$17,694,147
Operating income	4,564	514,182	714,100	1,556,995
Net income (loss)	(85,969)	282,604	349,957	932,195
Basic earnings (loss) per share	$(0.01)	$0.04	$0.05	$0.12

(7)           Dividends — Dividends of $225,390 ($0.03 per share) and $169,042 ($0.03 per share) were declared and paid in the first quarter of fiscal 2004 and 2003 respectively.  No further dividends were declared or paid in the second quarter of fiscal 2004 or 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three and six month periods ended January 31, 2004 and 2003:

	Three Months Ended January 31		Increase/ (Decrease)	Six Months Ended January 31		Increase/ (Decrease)
	2004	2003		2004	2003

Net sales	$8,536,767	$6,287,300	$2,249,467	$16,908,877	$14,340,928	$2,567,949
Gross profit	$2,428,740	$2,057,383	$371,357	$4,974,944	$4,773,733	$201,211
Gross profit as a percent of net sales	28.5%	32.7%	(4.2)%	29.4%	33.3%	(3.9)%
Net income (loss)	$(141,113)	$152,600	$(293,713)	$178,143	$635,164	$(457,021)
Basic earnings (loss) per share	$(0.02)	$0.02	$(0.04)	$0.02	$0.08	$(0.06)
Weighted average shares outstanding	7,550,019	7,512,981	37,038	7,536,935	7,512,981	23,954

Sales Revenue and Gross Profit

Net sales revenue for the second quarter of fiscal 2004 increased 36% as compared with the second quarter of fiscal 2003.  Net sales revenue for the first six months of fiscal 2004 also showed an increase over the prior year period of 18%.  The net revenue increase in both periods came primarily from increases in creosote volume.  The Company’s creosote sales improved because of increased demand by Class 1 railroads for additional crossties.  The Company’s creosote product is used to treat railroad crossties.  Company net sales revenue also improved because of increased pentachlorophenol (“penta”) volume and a penta price increase in June 2003.  The Company’s penta products are used principally to treat utility poles.

The Company acquired certain assets of Wood Protection Products, Inc. (“WPP”), a penta solutions distributor, effective as of December 5, 2003. The purchase price was $6.6 million plus the cost of WPP’s inventory and the issuance of an option to acquire 175,000 shares of the common stock, $0.01 par value, of the Company exercisable at $2.50 per share.  Since then the Company has been selling penta solutions to WPP’s former customers and a significant portion of the increased penta sales volume in the second quarter was due to those sales.  Management believes that the acquisition will add approximately $6 million in annualized net sales revenue.  Most of the cash portion of the purchase was financed by a $6 million term loan from SouthTrust Bank (“SouthTrust”).  The acquisition included WPP’s distribution and plant equipment along with its inventory and product registrations and a consulting and non-compete agreement with its principal shareholder.

Net sales revenue from the Company’s non-wood treating products were up somewhat in the second quarter and the first six months of the fiscal year as compared with fiscal last year; however, sales of the products are heavily concentrated in the last fiscal quarter.

Gross profit as a percent of sales declined to 28.5% for the second quarter of this fiscal year from 32.7% for the same quarter of fiscal 2003.  The six months comparison showed a decrease to 29.4%  from 33.3%.  The Company has experienced higher raw material costs and higher creosote purchase costs than in the same periods of the prior fiscal year.  Raw material costs for phenol and chlorine reached a peak in the fourth quarter of fiscal 2003, and have remained at relatively high levels since then.  The Company expects that those increased costs will affect gross margins adversely over rest of the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2004 were approximately $766 thousand higher than in the same quarter of the prior fiscal year and over the first six months those expenses were $857 thousand higher.  The increase is primarily due to higher regulatory costs for each of the Company’s products, and higher selling and distribution expense because of greater creosote and penta sales volume, including additional penta volume from customers acquired in connection with the Company’s WPP acquisition in December 2003.  Certain non-recurring legal and related expenses also contributed to the increase.  As a percentage of net revenue, in this fiscal year selling, general, and administrative expenses increased to 30.1%  from 28.6% for the second quarter and to 27.5% from 26.4% for the six months as compared with the prior year.

Liquidity and Capital Resources

The principal balance of the Company’s two term loan facilities with SouthTrust was approximately $10.4 million as of January 31, 2004.  The Company purchased its Rabon product category in December 2003, and that purchase was provided for by refinancing and increasing the Company’s then existing term loan facility with SouthTrust.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%.  However, in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of January 31, 2004 the principal balance outstanding on that facility was approximately $4.5 million.  The Company acquired certain assets of WPP as of December 5, 2003.  The purchase was financed largely by a $6 million term loan from SouthTrust.  The Company also granted an option to acquire 175,000 shares of the common stock, $0.01 par value, of the Company, exercisable at $2.50 per share.  The acquisition included WPP’s distribution and plant equipment along with its inventory and product registrations and a consulting and non-compete agreement with its principal shareholder.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 1, 2008.  The loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  As of January 31, 2004, the principal amount of that loan was approximately $5.9 million.

As of January 31, 2004, the principal amount outstanding on the Company’s revolving loan with SouthTrust was approximately $210 thousand and its borrowing base availability under that loan was $3.5 million.  Management believes that the term loan and the revolving credit facility, combined with cash flows from operations, adequately provide for the Company’s anticipated need for liquidity and capital resources in fiscal 2004.

During the second quarter the Company terminated its split dollar insurance plan with David Hatcher.  Mr. Hatcher transferred his interest in the $1.2 million insurance policy on his life to the Company for approximately $92 thousand, the difference between the cash value of the policy and the premiums paid by the Company under the terminated plan.

Changes in Contractural Obligation

Effective December 5, 2003, the Company borrowed $6 million from SouthTrust Bank via a term loan.  This is the company’s second term loan with SouthTrust Bank. This term loan matures on December 1, 2008 and carries interest at a varying rate equal initially to 1.75% over LIBOR. The premium over LIBOR could increase up to a maximum of 2.25% depending upon the calculated coverage ratio as defined in the loan agreement.   Principal repayments for the $6 million term loan are as follows:

January 1, 2004 to December 1, 2004	$59,000 per month
January 1, 2005 to December 1, 2005	$63,000 per month
January 1, 2006 to December 1, 2006	$67,000 per month
January 1, 2007 to December 1, 2007	$71,000 per month
January 1, 2008 to December 1, 2008	$75,000 per month
Maturity date (December 1, 2008)	Remaining principal balance is due

Also, on December 5, 2003, the Company entered into an agreement to pay $610,000 in six equal monthly payments beginning on January 5, 2004 and ending on June 5, 2004 as part of the consideration for the WPP asset (see, Notes to Consolidated Financial Statements, note 6).

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

New Accounting Rules

In February 2003, SFAS No. 148 was issued, “Accounting for Stock Based Compensation-Transition and Disclosure and Amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation.  The Company has chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS No. 148.

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

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date:	March 12, 2004
David L. Hatcher, President

By:	/s/ John V. Sobchak	Date:	March 12, 2004
John V. Sobchak,
Chief Financial Officer