Form 10-Q
period 2004-04-30
KMG CHEMICALS INC
filed 2004-06-14
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Part I. — FINANCIAL INFORMATION

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2004	July 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,004,776	$1,490,357
Marketable securities	0	164,735
Accounts receivable:
Trade, net	6,525,560	7,397,654
Other	382,138	352,962
Notes receivable - current portion	128,231	98,442
Inventories	6,200,388	5,285,870
Prepaid expenses and other current assets	339,022	178,573
Total current assets	14,580,115	14,968,593

PROPERTY, PLANT AND EQUIPMENT -
Property, plant & equipment	10,140,835	9,502,055
Less accumulated depreciation and amortization	(4,706,221)	(4,014,751)
Net property, plant and equipment	5,434,614	5,487,304

NOTES RECEIVABLE, Less current portion	0	65,844
DEFERRED TAX ASSET	518,958	510,929
GOODWILL	3,050,375	0
INTANGIBLE ASSETS, net of accumulated amortization	13,651,663	10,397,761
OTHER ASSETS	1,217,305	907,079

TOTAL	$38,453,030	$32,337,510

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,858,521	$3,388,311
Accrued liabilities	807,905	1,165,071
Current portion of long-term debt	1,228,996	504,996
Total current liabilities	5,895,422	5,058,378

LONG-TERM DEBT	8,911,676	4,250,423
COMMITMENTS AND CONTINGENCIES

Total liabilities	14,807,098	9,308,801

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized, 7,730,019 shares issued and 7,550,019 shares outstanding at April 30, 2004 and, 7,692,981 issued and 7,512,981 outstanding at July 31, 2003.	77,301	76,930
Additional paid-in capital	3,671,080	3,365,976
Treasury stock	(900,000)	(900,000)
Accumulated other comprehensive income	7,964	73,753
Retained earnings	20,789,587	20,412,050
Total stockholders’ equity	23,645,932	23,028,709

TOTAL	$38,453,030	$32,337,510

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003

NET SALES	$12,423,676	$8,979,786	$29,332,552	$23,320,714

COST OF SALES	8,727,443	6,164,918	20,661,376	15,732,113

Gross Profit	3,696,233	2,814,868	8,671,176	7,588,601

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,534,691	1,969,328	7,178,497	5,756,113

Operating income	1,161,542	845,540	1,492,679	1,832,488

OTHER INCOME (EXPENSE):
Interest & dividend income	4,740	20,612	20,944	42,132
Interest expense	(97,223)	(57,294)	(243,979)	(95,041)
Gain on sale of securities			114,829
Other	(18,595)	(6,008)	(46,687)	(14,363)

Total other income (expense)	(111,078)	(42,690)	(154,893)	(67,272)

INCOME BEFORE INCOME TAX	1,050,464	802,850	1,337,786	1,765,216

Provision for income (tax)	(399,175)	(272,971)	(508,358)	(600,175)

NET INCOME	$651,289	$529,879	$829,428	$1,165,041

EARNINGS PER SHARE:
Basic	$0.09	$0.07	$0.11	$0.16
Diluted	$0.08	$0.07	$0.11	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,550,019	7,512,981	7,541,233	7,512,981
Diluted	7,704,343	7,547,362	7,640,924	7,549,829

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TOTAL STOCKHOLDERS’ EQUITY

	COMMON STOCK
	SHARES ISSUED	PAR VALUE

BALANCE AT JULY 31, 2002	7,692,981	$76,930	$3,365,976	$(900,000)	$88,429	$18,889,315	$21,520,650

Cash dividends						(394,429)	(394,429)
Net income						1,917,164	1,917,164
Change in unrealized gain on available for sale securities (net of taxes of $12,499)					(18,199)		(18,199)
Unrealized gain on interest rate swap (net of taxes of $1,982)					3,523		3,523
BALANCE AT JULY 31, 2003	7,692,981	76,930	3,365,976	(900,000)	73,753	20,412,050	23,028,709

Cash dividends						(451,891)	(451,891)
Employee options exercised	37,038	371	6,904				7,275
Value of options issued for WPP acquisition			298,200				298,200
Net income						829,428	829,428
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $36,504)					(38,827)		(38,827)
Unrealized loss on interest rate swap (net of taxes of $2,899					(26,962)		(26,962)
BALANCE AT APRIL 30, 2004	7,730,019	$77,301	$3,671,080	$(900,000)	$7,964	$20,789,587	$23,645,932

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$829,428	$1,165,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202,184	1,055,554
Bad debt expense	40,000	25,000
Gain on sale of equipment	(2,072)	(18,500)
Gain on sale of securities	(114,829)
Forgiveness of notes receivable from related parties		25,635
Deferred income taxes	(8,030)	(170,915)
Changes in operating assets and liabilities:
Accounts receivable - trade	832,094	1,032,612
Accounts receivable - other	(29,176)	25,997
Inventories	(709,918)	(1,252,218)
Prepaid expenses and other assets	(150,450)	7,632
Accounts payable	470,210	595,302
Accrued liabilities	(967,162)	(793,685)
Net cash provided by operating activities	1,392,279	1,697,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(550,828)	(204,121)
Rabon product line purchase		(3,855,572)
Wood Protection Products acquisition	(6,194,598)
Proceeds from sale of equipment	105,072	18,500
Proceeds from sale of securities	169,830
Notes receivable	36,055	5,138
Additions to other assets	(384,028)	(305,994)
Net cash used in investing activities	(6,818,497)	(4,342,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	6,348,000	5,256,000
Principal payments on borrowings	(962,746)	(1,713,864)
Proceeds from exercise of stock options	7,274
Payment of dividends	(451,891)	(394,429)
Net cash provided by financing activities	4,940,637	3,147,707

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(485,581)	503,113

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,490,357	1,234,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,004,776	$1,737,694

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$228,917	$88,496
Cash paid during the period for income taxes	$701,741	$910,411

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)                                  Basis of Presentation.  The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2003.

(2)                                  Earnings Per Share.  Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.  The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended April 30		Nine Months Ended April 30
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE

Net Income	$651,289	$529,879	$829,428	$1,165,041
Weighted Average Shares Outstanding	7,550,019	7,512,981	7,541,233	7,512,981
Basic Earnings Per Share	$0.09	$0.07	$0.11	$0.16
DILUTED EARNINGS PER SHARE

Net Income	$651,289	$529,879	$829,428	$1,165,041
Weighted Average Shares Outstanding	7,550,019	7,512,981	7,541,233	7,512,981
Shares Issuable from Assumed Conversion of Common Share Options	154,324	34,381	99,691	36,848
Weighted Average Shares Outstanding, as Adjusted	7,704,343	7,547,362	7,640,924	7,549,829
Diluted Earnings Per Share	$0.08	$0.07	$0.11	$0.15

(3)                                  Inventories.  Inventories are summarized as follows:

	April 30, 2004	July 31, 2003

Chemical raw materials and supplies	$1,666,760	$827,292
Finished chemical products	4,533,628	4,458,578

	$6,200,388	$5,285,870

(4)                                  Stock-based Compensation.  The pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the three and nine months ended April 30, 2004 and 2003 is illustrated below:

	Three months ended April 30		Nine months ended April 30
	2004	2003	2004	2003

Net earnings, as reported	$651,289	$529,879	$829,428	$1,165,041

Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120,484)	(80,736)	(214,196)	(155,067)

Pro forma net earnings	$530,805	$449,143	$615,232	$1,009,974

Earnings per share:
Basic, as reported	$0.09	$0.07	$0.11	$0.16
Basic, pro forma	$0.07	$0.06	$0.08	$0.13

Diluted, as reported	$0.08	$0.07	$0.11	$0.15
Diluted, pro forma	$0.07	$0.06	$0.08	$0.13

(5)                                  Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	April 30, 2004	July 31, 2003

Intangible assets not subject to amortization:

Creosote sales and distribution assets	$4,500,000	$4,500,000
Other creosote related assets	77,604	77,604
Penta product registrations	2,360,000
Rabon product registrations and related assets	3,557,042	3,557,042
	10,494,646	8,134,646
Intangible assets subject to amortization:

Creosote supply contract	4,000,000	4,000,000
Other Penta related assets	1,254,000
MSMA product registrations and related assets	1,200,000	1,200,000
Other MSMA related assets	97,652	101,904
Licensing agreement	320,000	320,000
Other Rabon related assets	204,000	204,000
Loan Costs	87,985	42,985
Other intangible assets	45,831
	7,209,468	5,868,889

Total intangible assets	17,704,114	14,003,535

Less accumulated amortization	(4,052,451)	(3,605,774)

	$13,651,663	$10,397,761

Other assets consisted of the following:

Advances for premiums on employee-owned life insurance policies	$	$521,740
Cash surrender value on key man life insurance policies	1,182,012	357,386
Other	35,293	27,953
	$1,217,305	$907,079

Amortization expense was $179,524 and $446,677 for the three and nine months ended April 30, 2004 respectively and $112,775 and $320,864 for the three and nine months ended April 30, 2003, respectively.

(6)           Acquisitions.  The Company purchased certain assets of Wood Protection Products, Inc. (“WPP”), a penta solutions distributor, on December 5, 2003.  The consideration paid included $6,194,600 in cash at closing, plus an agreement to pay an additional $610,000 in six equal payments over the subsequent six month period, and an option to purchase 175,000 shares of common stock in the company.  The option is exercisable over a period of five years at an exercise price equal to $2.50 per share, and has been valued at $298,200.  The cash purchase price was mostly financed with a $6 million term loan from SouthTrust Bank.  The table below summarizes the total consideration paid for the WPP assets.

Cash paid at closing	$6,194,600
Payment commitments over the subsequent 6 months	610,000

Total cash paid in fiscal year 2004	$6,804,600
Estimated value of stock option granted	298,200
Other costs of acquisition	63,175

Total consideration paid	$7,165,975

The acquisition included WPP’s distribution and plant equipment along with its inventory and product registrations.  It also included a consulting agreement and a non-compete agreement with its principal shareholder.  The table below summarizes the purchase price allocation for the transaction.

Equipment	$297,000
Inventory	204,600

Total tangible assets	$501,600

Product registrations, consulting and non-compete agreements	$3,614,000
Goodwill	3,050,375

Total intangible assets including goodwill	$6,664,375

Total assets acquired	$7,165,975

The following table presents the pro forma effect of the WPP acquisition and associated financing on the Company’s historical results for the three month and nine month periods ended April 30, 2004 and 2003 as if the transaction had occurred on August 1, 2002.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003

Revenues	$12,423,676	$10,413,871	$31,585,251	$28,108,019
Operating income	1,161,542	1,089,334	1,875,638	2,646,330
Net income	651,289	651,183	1,023,115	1,583,377
Basic earnings per share	$0.09	$0.09	$0.14	$0.21

In addition, the Company completed two acquisitions in June of 2004, which are not believed to be material to the Company’s financial statements. These acquisitions were completed using available cash, borrowing under the company’s revolving loan with SouthTrust Bank, and by increasing one of the Company’s senior term loans with SouthTrust by $2,954,000.

(7)                                  Dividends.  Dividends of $225,390 ($0.03 per share) and $169,042 ($0.0225 per share) were declared and paid in the first quarter of fiscal 2004 and 2003 respectively.  In addition, dividends of $226,501 ($0.03 per share) and $225,387 ($0.03 per share) were declared and paid in the third quarter of fiscal 2004 and 2003 respectively.  No further dividends were declared or paid in the first nine months of fiscal 2004 or 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three and nine month periods ended April 30, 2004 and 2003:

	Three Months Ended April 30		Increase/ (Decrease)	Nine Months Ended April 30		Increase/ (Decrease)
	2004	2003		2004	2003
Net sales	$12,423,676	$8,979,786	$3,443,890	$29,332,552	$23,320,714	$6,011,838

Gross profit	$3,696,233	$2,814,868	$881,365	$8,671,176	$7,588,601	$1,082,575

Gross profit as a percent of net sales	29.8%	31.3%	(1.5)%	29.6%	32.5%	(2.9)%

Net income (loss)	$651,289	$529,879	$121,410	$829,428	$1,165,041	$(335,613)

Basic earnings (loss) per share	$0.09	$0.07	$0.02	$0.11	$0.16	$(0.05)

Weighted average shares outstanding	7,550,019	7,512,981	37,038	7,541,233	7,512,981	28,252

Sales Revenue and Gross Profit

Net sales revenue for the third quarter of fiscal 2004 increased 38% as compared with the third quarter of fiscal 2003.  Net sales revenue for the first nine months of fiscal 2004 also showed an increase of 26% over the prior year period.  More than half of the increase in sales revenue came from pentachlorophenol (“penta”) sales.  The Company’s penta products are used principally to treat utility poles.  Penta volume was up significantly in the third quarter because of the effect of the Company’s acquisition of the penta distribution business of Wood Protection Products, Inc. (“WPP”) in December 2003.  Management believes that the acquisition will add approximately $6 million in annualized net sales revenue.  The Company also benefited from the penta price increase that was effective in June 2003.  Most of the remainder of the increase in the third quarter and the first nine months came from improvement in the Company’s creosote sales volume because of increased demand by Class 1 railroads for crossties treated with creosote.

Net sales revenue from the Company’s non-wood treating products were also up in the third quarter and the first nine months of the fiscal year as compared with last fiscal year; however, sales of those products are heavily concentrated in the fourth fiscal quarter.

Gross profit increased $881 thousand in the third quarter over the prior year and increased $1.1 million for the first nine months comparison.  Gross profit as a percent of sales, however, declined to 29.8% for the third quarter of this fiscal year from 31.3% for the same quarter of fiscal 2003.  The nine months comparison also showed a decrease to 29.6%  from 32.5%.  Effective in December 2003, the Company entered a long term supply agreement with the other United States penta producer in order to support the increased sales volume resulting from the Company’s acquisition of WPP.  Purchases of penta blocks from the other producer adversely affect penta margins because they are somewhat more costly than penta blocks produced by the Company.  The Company has also experienced higher penta raw material costs and higher creosote purchase costs than in the same periods of the prior fiscal year.  Phenol and chlorine reached a peak in the fourth quarter of fiscal 2003, and have remained at relatively high levels since then.  The Company expects that those increased costs will affect gross margins adversely over the entire fiscal year.

Selling, General and Administrative Expenses

As a percentage of net revenue, selling, general, and administrative expenses decreased in the third quarter of this fiscal year to 20.4% from 21.9% for the prior fiscal year third quarter and decreased to 24.5%  from 24.7% for the nine month comparison.  Selling, general and administrative expenses for the third quarter of fiscal 2004 were approximately $565 thousand (28.7%) higher than in the same quarter of the prior fiscal year and over the first nine months those expenses were $1.4 million (24.7%) higher.  The increase was primarily due to higher regulatory costs for each of the Company’s products, and higher selling and distribution expense because of greater creosote and penta sales volume, including additional penta volume from customers acquired in connection with the Company’s WPP acquisition in December 2003.  Higher intangible amortization associated with the Company’s WPP and Rabon acquisitions and certain non-recurring legal and related expenses also contributed to the increase.

Liquidity and Capital Resources

The principal balance of the Company’s two term loan facilities with SouthTrust was approximately $10.1 million as of April 30, 2004.  The Company purchased its Rabon product category in December 2003, and that purchase was provided for by refinancing and increasing the Company’s then existing term loan facility with SouthTrust.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%.  However, in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of April 30, 2004 the principal balance outstanding on that facility was approximately $4.4 million.

The Company acquired certain assets of

WPP as of December 5, 2003.  The purchase was financed largely by a $6 million term loan from SouthTrust.  The Company also granted an option to acquire 175,000 shares of the common stock of the Company, exercisable at $2.50 per share.  The acquisition included WPP’s distribution and plant equipment along with its inventory and product registrations and a consulting and non-compete agreement with its principal shareholder.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 1, 2008.  The loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  As of April 30, 2004, the principal amount of that loan was approximately $5.7 million.

As of April 30, 2004, there was no amount outstanding on the Company’s revolving loan with SouthTrust and its borrowing base availability under that loan was $3.5 million.  Management believes that the term loan and the revolving credit facility, combined with cash flows from operations, adequately provide for the Company’s anticipated need for liquidity and capital resources in fiscal 2004.

During the second quarter the Company terminated its split dollar insurance plan with David Hatcher.  Mr. Hatcher transferred his interest in the $1.2 million insurance policy on his life to the Company for approximately $92 thousand, the difference between the cash value of the policy and the premiums paid by the Company under the terminated plan.

Changes in Contractual Obligations

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

Also, on December 5, 2003, the Company entered into an agreement to pay $610,000 in six equal monthly payments beginning on January 5, 2004 and ending on June 5, 2004 as part of the consideration for the WPP asset (see Notes to Consolidated Financial Statements, note 6).

The Company completed two acquisitions in June 2004 using available cash, borrowings under the Company’s revolving loan with SouthTrust and by increasing the $6 million term loan by $2.95 million.  See, Notes to Consolidated Financial Statements, note 6.

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

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date:	June 14, 2004
David L. Hatcher, President

By:	/s/ John V. Sobchak	Date:	June 14, 2004
John V. Sobchak,
Chief Financial Officer