Form 10-K
period 2004-07-31
KMG CHEMICALS INC
filed 2004-10-15
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

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

10611 Harwin Drive, Suite 402

Houston, Texas 77036

(Address of principal executive offices, including zip code)

(713) 988-9252

(Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of $4.59 on the Nasdaq Small Cap Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 30, 2004) was $4,661,668.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2004, there were 7,550,019 shares of the registrant’s common stock, par value $.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the November 16, 2004 annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1.                                                     BUSINESS

KMG Chemicals, Inc., with its subsidiaries, is one of the largest sellers of industrial wood treating chemicals in the United States.  We also sell animal health pesticides and agricultural herbicides in carefully focused markets in the United States and elsewhere.

We sell three industrial wood preserving chemicals, pentachlorophenol (penta), creosote and sodium pentachlorophenate (sodium penta).  The wood treating chemicals are sold to industrial customers who use these preservatives to extend the useful life of wood, primarily utility poles, bridge timbers and railroad crossties.  We also sell tetrachlorvinphos (Rabon and Ravap) products, a pesticide used by domestic livestock and poultry growers to protect animals from flies and other pests, and an herbicide product consisting of monosodium and disodium methanearsonic acids (MSMA).  The MSMA herbicides sold in the United States are Bueno® 6 and Ansar® 6.6.  Bueno® 6 is used primarily for weed control in cotton fields and Ansar® 6.6 is used on weeds along highways.  These products also have application elsewhere in the world to protect cotton and sugarcane.

Business Strategy

The products we sell have been in use for many years.  We have established our position in our products through acquisitions, not by inventing or researching new chemicals.  We acquired a penta manufacturing and distribution business in 1988 from a company that had been in the penta business since the early 1970’s.  We have made several acquisitions since 1988 to expand our wood preserving products.  We acquired a creosote distribution business in early 1991 and a sodium penta business late that same year.  In 1998, we acquired significant additional assets pertaining to creosote.  In December 2003, we acquired an additional penta distribution business, and in June 2004 we acquired an additional creosote distribution business.

We entered the agricultural chemicals business in 2000 when we acquired the MSMA herbicide products.  We purchased the Rabon products animal health business in 2002, and expanded it in June 2004 by acquiring the Ravap tradename.

We intend to continue our strategy of growth through acquisitions by seeking, on a selective basis, acquisitions that complement and expand on our existing products.  Because we do not believe that significant opportunities for further growth by acquisition remain in wood treating chemicals, we intend to focus on opportunities in animal health pesticide products, as well as agricultural and other industrial chemicals.  Our execution of this strategy, however, depends on our ability to locate, consummate and assimilate acquisitions on desirable economic terms.  There can be no assurance that we will be successful in executing our growth strategy.  Furthermore, our ability to implement that strategy may be dependent upon obtaining financing for expansion, and there can be no assurance that financing will be available on acceptable terms over the long term.

Chemical Products

Wood Preserving Chemicals.  The principal wood preserving chemicals for industrial users are pentachlorophenol (penta), creosote and chromated copper arsenate.  We supply United States industrial users with both penta and creosote, but not the copper preservative.  Other chemicals are used for wood preserving in the consumer market but we do not produce or sell to that market.  We are the only supplier of industrial wood preservers who supplies more than one of the significant industrial wood preservatives, and we believe that we are one of the largest suppliers of industrial wood preserving chemicals in the United States.  We also supply sodium penta, a wood preserving product used primarily to treat freshly cut lumber, to customers outside the United States.  See “—Competition.”  Our wood preserving chemicals constituted 84% of our net sales in fiscal 2004, 82% in 2003 and 89% in fiscal 2002.

Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects.  We estimate that approximately 2 million treated utility poles are purchased each year by utility companies in the United States and that about 50% are treated with penta.  We manufacture penta in Matamoros, Mexico through a subsidiary.  The Matamoros facility produces both solid penta blocks and penta flakes.  Those penta products are sold by us to our customers or made into a liquid solution of penta concentrate at the Matamoros facility or at our blending and distribution facility in Tuscaloosa, Alabama.  In the United States, we sell penta primarily in Alabama, Arkansas, Georgia, Louisiana, Mississippi and Missouri.  In addition, a small portion of the flaked penta is used to produce sodium penta.  We sell the sodium penta, which is not registered for use in the United States, to customers primarily in Latin America.  As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold in Mexico for use in the steel and oil well service industries.

Creosote is a wood preservative used to treat railroad crossties, bridge timbers and utility poles.  Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke.  Based on estimates by the Railway Tie Association, we believe that a range of approximately 15 to 20 million railroad crossties and bridge timbers are purchased from wood treating companies by railroads annually.  Almost all wooden crossties are treated with creosote.  We believe that less than 10% of utility poles are treated with creosote annually.  We have two primary sources of supply for the creosote we sell in the United States, Reilly Industries, Inc. and VFT Belgium, NV.  We believe that Reilly and VFT Belgium are among the world’s largest manufacturers of creosote and other coal tar products.  Creosote is sold by us to wood treaters throughout the United States.

Animal Health Pesticides.  In fiscal 2002, we purchased an animal health insecticide line sold under the Rabon tradename.  We extended that business by purchasing an additional tradename, Ravap, in May 2004.  The Rabon and Ravap products are used by domestic livestock and poultry growers to protect animals from flies and other pests.  The product line includes oral larvicides, insecticidal powders and liquid sprays all containing the active ingredient tetrachlorvinphos.  We sell these products in the United States and to one customer in Canada.

Agricultural Chemicals.  Our MSMA agricultural chemicals products were acquired from Zeneca Ag Products, Inc. in October 2000.  Zeneca’s MSMA plant was relocated to our Matamoros, Mexico facility and began commercial production in January 2002.  Our MSMA herbicides are sold under the name Bueno® 6 in the United States to protect cotton crops, primarily in the southern cotton-growing states and in California, and under the name Ansar® 6.6 to state agencies to control highway weed growth.

Suppliers

We are dependent upon outside suppliers for all of our raw material requirements for penta, sodium penta, and MSMA manufacturing operations and, therefore, we are subject to fluctuations in the price of those materials.  The principal raw materials used for those products are phenol, chlorine, solvent, caustic, methylene chloride and arsenic trioxide, each of which we purchase from a limited number of suppliers.  We have a limited number of raw materials supply contracts and believe that where we do not have contracts, those raw materials are each readily available from a variety of sources.  We do not believe that the loss of any of our suppliers would have a material adverse effect on our business, financial condition or results of operations.

We have two principal suppliers of the creosote we sell and one supplier of our animal health product active ingredient, tetrachlorvinphos.  For creosote, we have long-term supply contracts with our two principal suppliers, Reilly Industries and VFT Belgium.  Under our agreement with Reilly Industries, we purchase all their annual output at prices established annually.  Our creosote supply agreement with VFT Belgium provides that we purchase an agreed minimum volume each calendar year at pricing agreed to annually.  For tetrachlorvinphos, we obtained a substantial supply of that active ingredient as part of our initial purchase of the Rabon animal health product category in December 2002.  We now source our tetrachlorvinphos active ingredient from a single Japanese supplier at an agreed price for a term ending in 2006.

Customers

We sell our chemical products to approximately 130 customers.  One customer for our wood treating chemicals, Koppers, Inc., accounted for approximately 14% of our revenues in fiscal 2004.  Kerr McGee Chemical Corp. accounted for approximately 18% of our revenues in fiscal 2003 and 19% in fiscal 2002.  No other customer accounted for 10% or more in those fiscal years.  In December, 2002 Kerr McGee announced that it would exit the wood treating business.  They closed one wood treating plant in fiscal 2002, and closed or disposed of three others in fiscal 2004.  Although we experienced some disruption in sales as result of Kerr McGee’s exit, primarily through inventory consolidations at Kerr McGee plants and reallocation of treating activity among our customers, we believe the exit did not have a lasting material adverse effect on sales of our wood treating chemicals.  Assuming that the level of overall demand for wood treating chemicals remained constant, we do not believe that the loss of Koppers as a customer would have a material adverse effect on sales of our wood treating chemicals.

Marketing

We market our products in the United States primarily through four employees and one independent sales agent.  In the case of MSMA products, beginning in fiscal 2004 we began selling exclusively through Drexel Chemical Company in the United States and we also began producing MSMA for sale under their registration.  Outside the United States, we sell our products directly and through sales agents.

Geographical Information

Sales made to customers in the United States comprised 97% of total revenues in fiscal 2004 and 96% in fiscal 2003 and 2002.  The balance of our sales in each of those fiscal years was made to foreign customers, primarily in Latin America.  Our property, plant and equipment are located 16% in the United States and 84% in Mexico where our manufacturing facility is located.  See, Notes 1 and 5 to the “Notes to Condensed Consolidated Financial Statements.”

Competition

There are only a few firms competing with us in the sale of our wood preservatives or our other products.  We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

Only two companies produce penta for sale in the United States, ourselves and Vulcan Materials Co., a publicly traded producer of road building construction materials and industrial chemicals.  We believe that we currently supply more than half of the penta sold in the United States.  Vulcan Materials is, however, a larger company with greater financial and other resources than we have.  There is one significant competitor and two other smaller suppliers of creosote.  Each of those suppliers also operates wood treating facilities where they use a significant portion of their creosote supply internally.  We believe that we provide the wood treating industry with more than half of its annual consumption of creosote not produced for internal use by one of the other suppliers.

No other company competes with us in the sale of our animal health products, containing tetrachlorvinphos, although other companies do market and sell competing products containing other active pesticide ingredients.

In fiscal 2004, we began selling MSMA products through Drexel Chemical Company, and also began producing MSMA products for them under their registration and tradename.  There are three other firms that produce MSMA products for sale in the United States, primarily for use on turf and cotton.  For several years before we acquired our MSMA products, cotton farmers in the United States have been planting genetically modified cotton seed that is resistant to the herbicide Roundup® and other glyphosate herbicides.  As farmers converted to that seed and to glyphosate herbicides, MSMA products became niche products used primarily by farmers who are sensitive to the higher cost of the genetically modified seed program or for particular weed applications.  The companies selling resistant seed and glyphosate herbicides have much greater financial and other resources than we do.

Penta, creosote, tetrachlorvinphos and MSMA products must be registered prior to sale under United States law.  See “—Environmental and Safety Matters—Licenses, Permits and Product Registrations.”  As a condition to registration, any company wishing to manufacture and sell these products must provide to the United States Environmental Protection Agency (EPA) substantial scientific research and testing data regarding the chemistry and toxicology of the products.  That data must be generated by the applicant or the applicant must compensate other data providers for relying on their information.  We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors in the United States market, particularly those with lesser financial resources.  While we have no reason to believe that the registration requirement will be discontinued or materially modified, there can be no assurances as to the effect of such a discontinuation or modification on our competitive position.

Employees

As of the end of fiscal 2004, we had a total of 90 full-time employees.  Fourteen of our employees worked at our corporate offices in Houston, Texas, 66 at the Matamoros facility, eight in Alabama and one each worked in Louisiana and North Carolina.  None of the employees in the United States are represented by a labor union but 44 of our employees in Mexico are represented under a labor contract.  We believe that we have good relations with our employees.

Environmental and Safety Matters

Our operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both.  We must devote substantial financial resources to ensure compliance, and we believe that we are in substantial compliance with all the applicable laws and regulations.  For a discussion of our expenditures regarding environmental matters, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We anticipate that the regulation of our business operations under federal, state and local environmental regulations in the United States and abroad will increase over time.  We cannot estimate the impact of increased regulation on our operations, future capital expenditure requirements or the cost of compliance.

United States Regulation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), also known as the “Superfund” law, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances.  In the course of our operations, we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances.  We may be the owner or operator of sites on which hazardous substances have been released, and may have generated wastes that have been transported to offsite facilities.  We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported.

The federal Resource Conservation and Recovery Act, as amended (RCRA), and comparable state laws, regulate the treatment, storage, disposal and transportation of wastes including those designated as “hazardous wastes” under RCRA.  The EPA and various state agencies have limited the disposal options for these wastes.  It is possible that our operations may generate wastes that are subject to RCRA and comparable state statutes.  Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly disposal requirements

The Clean Water Act (CWA) imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States, a term broadly defined.  The CWA, and comparable state laws, provide for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and of other pollutants.  In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act (OSHA) and its regulations.  The OSHA hazard communication standard, the EPA community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations.  We believe that we are in substantial compliance with these applicable requirements.

Mexico Regulation.  Our Matamoros facility and its operations in Mexico are subject to various environmental laws, regulations and ordinances promulgated by governmental authorities in Mexico.  The Ministry of the Environment and Natural Resources (Secretariate de Medio Ambiente Y Recursos Naturales: SEMARNAT) is given overall responsibility for environmental regulation in Mexico.  SEMARNAT’s responsibilities include enforcement of Mexico’s laws and regulations concerning air and water emissions and hazardous waste treatment, storage and disposal.  SEMARNAT is given broad authority to enforce compliance with environmental laws and regulations and can require that operations be suspended pending completion of required remedial action.

Licenses, Permits and Product Registrations.  Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico and other countries in which we do business.  The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the United States in particular, producers and distributors of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States.  Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.  Under FIFRA, the registration system requires an ongoing submission to EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.  Under agreements with other industry participants, we share most research and testing costs pertaining to our chemical products.  We incurred expenses of approximately $861 thousand in fiscal 2004, $705 thousand in 2003, and $520 thousand in 2002 in connection with the research, testing and other expenses in connection with our participation in several industry task forces.

Investor Information

We were incorporated in 1992 as Texas corporation and changed our name to KMG Chemicals, Inc. in 1997.  Our principal executive office is located at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 and our telephone number is (713) 988-9252.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC).  You can access financial and other information about us at our website.  The address is www.kmgchemicals.com.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available, free of charge, on our website as soon as reasonably practicable after filing that material electronically or otherwise furnishing it to the SEC.  In addition to accessing copies of periodic reports on our website, you may request a copy of our Annual Report on Form 10-K, including financial statements, by writing to John V. Sobchak, Chief Financial Officer, at our executive office at 10611 Harwin Drive, Suite 402, Houston, Texas 77036.

ITEM 2.  PROPERTIES

We own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	8,000 square feet	Leased	March 31, 2009
Matamoros, Mexico	Manufacturing	13 acres	Owned
Tuscaloosa, Alabama	Processing Distribution	1.5 acres	Owned

In 2004, we purchased six acres (included in the above table) adjacent to our Matamoros facility for potential future expansion.  We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use.  We believe that if the lease for our corporate office were not renewed or were terminated, other suitable facilities could be obtained.

We also have two tank storage agreements with terminal facilities where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our animal health and agriculture chemicals.  One bulk storage terminal is on the Mississippi River in Avondale, Louisiana, and is used primarily for creosote imported by us from Europe.  The second bulk facility is in south Texas, and is used for creosote imported from Mexico.  If either tank storage agreement was not renewed or was terminated, we believe that other suitable facilities could be obtained.

ITEM 3.                                                     LEGAL PROCEEDINGS

We are not a party to any material legal actions or proceedings, other than ordinary routine litigation incidental to the business, and we do not believe any such actions or proceedings will have a material adverse effect on our business, results of operations or financial position.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2004 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock, par value $.01 per share, is traded on The Nasdaq SmallCap Market (trading symbol KMGB).  As of September 30, 2004, there were 7,730,019 shares of Common Stock issued (including 180,000 treasury shares) and 7,550,019 shares outstanding held by approximately 600 shareholders of record, and more than 300 round lot holders.  The following table represents approximate high and low bid quotations for our common stock and the semiannual dividends we declared in fiscal 2004 and 2003.

	Common Stock Prices		Dividends Declared
	High	Low	Per Share	Amount
Fiscal 2004

First Quarter	$3.30	$2.68	$.03	$225,389
Second Quarter	4.66	1.82
Third Quarter	5.10	2.88	.03	226,501
Fourth Quarter	4.04	2.64

Fiscal 2003

First Quarter	$3.51	$2.38	$.0225	$169,043
Second Quarter	3.18	2.40
Third Quarter	3.02	2.00	.03	225,387
Fourth Quarter	3.10	2.20

The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.  The quotations are based on information reported by the National Association of Securities Dealers, Inc.

We intend to pay out a reasonable share of net cash provided by operations as dividends, consistent on average with the payout record of past years.  We declared a dividend in the first quarter of fiscal 2005 of $.035 per share.  The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.

We did not repurchase any of our shares in fiscal 2004.

On November 18, 2003, options to purchase 50,000 shares of our common stock were granted to non-employee directors at an exercise price of $3.16 per share.  The options were vested when granted and may be exercised for ten years until November 18, 2013.  The issuance of the options was exempt pursuant to Section 4(2) of the Securities Act of 1933.

On March 8, 2004, an option to purchase 150,000 shares of our common stock was granted to our chief operating officer at an exercise price of $4.37 per share.  The option to purchase shares vests for 10% of the total shares each year on the anniversary of the date of grant.  The option may be exercised for vested shares for ten years from vesting.  The issuance of the option was exempt pursuant to Section 4(2) of the Securities Act of 1933.

In December, 2003 we purchased certain penta distribution assets of Wood Protection Products, Inc.  In connection with our acquisition of these assets, on December 5, 2003, we issued to an affiliate of Wood Protection Products, an option to acquire 175,000 shares of our common stock at an exercise price of $2.50 per share.  The option was vested when granted and may be exercised for five years.  The issuance of the option was exempt pursuant to Section 4(2) of the Securities Act of 1933.

The following table presents securities authorized for issuance under equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	748,050	$ 4.17	273,912

ITEM 6.                                                     SELECTED FINANCIAL DATA

The selected income statement data, per share data and balance sheet data for each of the five years ended July 31 set forth below have been derived from our audited consolidated financial statements.  The comparability of the data is affected by our acquisitions in fiscal 2004, 2003 and 2001, and by the adoption of SFAS 142 in fiscal 2003.  See, “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”  The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Years Ended July 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands except per share data)

Income Statement Data:
Net sales	$43,610	$35,536	$34,438	$35,791	$33,754
Operating income	3,115	3,142	4,131	4,253	6,151
Income before tax	2,844	2,982	4,330	4,259	6,170
Net income	1,763	1,917	2,685	2,640	3,845

Net income per:
Basic share outstanding	0.23	0.26	0.36	0.35	0.50
Diluted share outstanding	0.23	0.25	0.36	0.35	0.50
Cash dividends declared per share	0.06	0.0525	0.0425	0.04	0.04

Balance Sheet Data:
Total assets	43,240	32,337	28,862	27,760	25,312
Long-term obligations, less current portion	11,392	4,250	1,716	1,615	2,554

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Acquisitions

In fiscal 2004, we made three acquisitions for a total purchase price of approximately $10.8 million.  In December 2003, we purchased certain penta distribution assets of Wood Protection Products, Inc.  As part of the purchase, we also granted an option to acquire 175,000 shares of our common stock, exercisable at $2.50 per share.  The acquisition included distribution and plant equipment, inventory, penta product registrations and a consulting and non-compete agreement with the seller’s principal shareholder.  We believe that the penta purchase will add approximately $6.0 million in annualized revenues.  The cash purchase price was primarily financed with a $6 million term loan from SouthTrust Bank.  See Notes 2 and 8 to the “Notes to Condensed Consolidated Financial Statements.”

In June 2004, we purchased creosote product registrations from Trenton Sales, Inc.  In connection with our purchase, we entered into a long term supply agreement with Lufkin Creosoting Co., an affiliate of the seller, by which we will sell Lufkin Creosoting its creosote requirements for its wood treating operations.  We also obtained the seller’s long term creosote supply agreement with a Mexican producer of creosote.  We believe that the purchase will add almost $3.0 million in annualized revenues in the first year.  Although we had been purchasing creosote from the Mexican creosote producer prior to the acquisition, the acquisition will increase our purchases of that lower cost creosote supply.  We also purchased the Ravap tradename and inventory from Boehringer Ingelheim Vetmedica, Inc. in June 2004.  That tradename is for a product that contains Rabon, the animal health product registration line we acquired for $3.8 million in fiscal 2003 from Boehringer.  This acquisition extends our available Rabon product category, and we believe it will add approximately $1.0 million in annualized animal health product sales.  The creosote distribution and Ravap acquisitions were completed using available cash, borrowings under our revolving loan with SouthTrust Bank, and by increasing one of our senior term loans with that bank by $3.0 million.

Results of Operations

Sales Revenue and Gross Profit

2004 vs. 2003.  Net sales revenue increased 23% in fiscal 2004 over fiscal 2003.  More than half of the increase came from increased pentachlorophenol (penta) sales.  Penta products are used principally to treat utility poles.  Penta volume was up significantly for the year due to the acquisition of the penta distribution business of Wood Protection Products, Inc. in December 2003.  Penta sales revenue also improved over the prior year because of our June 2003 penta price increase.  Most of the remainder of our improved net sales revenue came from greater creosote sales volume because of increased demand by the major railroads for crossties treated with creosote.  Although we completed the acquisition of the creosote distribution business of Trenton Sales, Inc. in May 2004, that transaction did not have a significant impact on our net sales in fiscal 2004.  Net sales revenue from non-wood treating products were also up in fiscal 2004 as compared with last fiscal year.  The improvement was from volume increases from sales of our animal health products, including the Ravap product acquired in the fourth quarter of fiscal 2004.  We acquired animal health products for the first time in mid fiscal 2003, and did not have the benefit of a full selling season until fiscal 2004.

Net sales revenue for wood treating products and other products in fiscal 2004 and 2003 is presented in the following table.

	Net Sales Revenue, in thousands
	2004		2003

Wood treating products	$36,468	83.6%	$29,021	81.7%
Other products	7,142	16.4%	6,514	18.3%

Total	$43,610	100%	$35,536	100%

Gross profit as a percent of sales in fiscal 2004 declined to 29.2% from 31.8%.  In December 2003, we entered a long term supply agreement with the other United States penta producer in order to support the increased sales volume resulting from our acquisition of the distribution business of Wood Protection Products.  The additional penta source addresses customer concerns respecting certainty of supply, and improves logistical and production flexibility.  Purchases of penta blocks from the other producer, however, adversely affects penta margins because they are more costly than the penta blocks we produce.  Margins also continued to be impacted in fiscal 2004 by the higher penta raw material costs that first began to impact us in May, 2002.  Phenol and chlorine costs stabilized at relatively high levels in the fourth quarter of fiscal 2003.  In the fourth quarter of fiscal 2004, prices for these key raw materials began to move upward once again.  We expect penta raw material costs will continue at high levels and put pressure on our margins in fiscal 2005.  Gross margins on wood treating products were also adversely impacted by increased creosote costs for imported product and by a greater reliance in fiscal 2004 than in fiscal 2003 on higher cost imported creosote.

2003 vs. 2002.  Net sales revenue was up 3.2% in fiscal 2003 as compared with fiscal 2002.  Although wood treating chemical sales were down significantly due to reduced creosote sales, we benefited from substantial sales of our newly acquired animal health products.  In wood treating products, a supply shortfall in the northeast United States hampered creosote sales in fiscal 2003 and sales also suffered because certain railroads, as a cost containment measure, specified petroleum and creosote blends for crosstie treatment rather than specifying creosote alone.  Creosote sales improved in the last quarter of fiscal 2003, however, as several major railroads required a greater volume of treated crossties than in calendar 2002.  Although penta products pricing increased in June 2003, that increase did not materially improve fiscal 2003 results and penta sales were flat in fiscal 2003 as compared with the prior year.  In non-wood treating products, we benefited from our acquisition of animal health products midway through fiscal 2003, but our agricultural chemical sales were essentially unchanged from the prior year.

Net sales revenue for wood treating products and other products in fiscal 2003 and 2002 is presented in the following table.

	Net Sales Revenue, in thousands
	2003		2002

Wood treating products	$29,021	81.7%	$30,755	89.3%
Other products	6,514	18.3%	3,683	10.7%

Total	$35,536	100%	$34,438	100%

Gross profit as a percent of sales in fiscal 2003 declined to 31.8% from 35.0% due to higher raw material costs and lower production volume on which to allocate fixed production costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal 2004 were $1.5 million higher than the prior year, a 18.0% increase.  Distribution expenses were up on increased volume in creosote and on increased penta volume because of the acquisition of Wood Protection Products distribution business.  Selling and administrative expenses went up primarily from increased amortization of the cost of our animal health and penta acquisitions and for compensation of new personnel to support those acquisitions.

In fiscal 2003, selling, general and administrative expenses increased $239 thousand over fiscal 2002, a 3% increase.  We also incurred increased registration expenses because of increased activity in the product reauthorization process being conducted by the EPA and the addition of the Rabon product line in December 2002.  These increased expenses were offset by a decrease in amortization expense by approximately $300 thousand per year because of the effect of new accounting rules.  See Notes 1 and 7 to the “Notes to Consolidated Financial Statements.”

Interest Expense

Interest expense was $364 thousand in fiscal 2004 compared with $162 thousand in fiscal 2003.  The increase was due to an increase in term loan borrowings to conclude our animal health and wood treating product distribution acquisitions.  In 2003, interest expense increased to $162 thousand from $122 thousand in the prior year due to increased borrowings for the animal health acquisition.

Gain on Sale of Securities

We sold marketable securities held in a financial institution for gains of $115 thousand in fiscal 2004 and $283 thousand in fiscal 2002.

Income Taxes

Our effective tax rate was 38% in fiscal 2004 as compared to 36% in fiscal 2003.  Our effective rate decreased in fiscal 2003 from a 38% effective rate in fiscal 2002.

Outlook for Fiscal 2005

We believe that fiscal 2005 will show improvement over 2004.  The acquisitions we completed in fiscal 2004 in wood treating and animal health products should add to annual net sales.  Our wood treating customers are experiencing strong demand from major railroads for railroad crossties.  We expect that creosote sales will continue to be strong throughout fiscal 2005.  Although investor owned utilities appear to be continuing to defer utility pole purchases where possible, the recent bad weather in the southern United States should have the effect of increasing demand somewhat for utility poles to replace damage.  Margins will continue to be under pressure, however, from high raw material prices.

Inflation did not have a material impact on us in the last three fiscal years and is not expected to have a material impact on us in the future.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $3.7 million in fiscal 2004, up $640 thousand over 2003.  The improvement was largely on the strength of increased creosote trade payables due to normal variance in the timing of creosote purchases and more prompt collection of MSMA receivables, but offset by significant inventory purchases from our new tetrachlorvinphos supplier for our animal health products.  In the second quarter of fiscal 2004, we entered a distribution agreement with Drexel Chemical Company under which it became our sole distributor of MSMA products in the United States.  Under the agreement, Drexel pays a significant portion of the purchase price for MSMA products on 90 days’ terms, while by industry practice most agricultural product distributors pay after the harvest, late in the calendar year and after our fiscal year has concluded.  In fiscal 2002, for example, we experienced an expansion in trade accounts receivable primarily because we responded to the competitive environment in MSMA by offering the extended payment terms characteristic of that business.

Net cash used by investing activities in fiscal 2004 increased $7.4 million over 2003, and 2003 increased $3.0 million over the 2002 level.  The increases in the last two years reflect our acquisitions of the animal health product business in fiscal 2003, and penta and creosote distribution businesses and an additional animal health product in fiscal 2004.  Our purchases totaled $10.8 million in fiscal 2004 and $3.8 million in 2003.

We added $7.6 million net cash from financing activities in fiscal 2004.  We borrowed $8.9 million in a refinancing of our senior credit facility with SouthTrust Bank to finance acquisitions and repaid $885 thousand during the year.  We also paid $452 thousand in dividends.  In 2003 we added $1.6 million in financing activities.  We refinanced the senior credit facility to borrow $3.8 million for the purchase of the Rabon animal health business.  During that year we repaid $1.8 million in indebtedness and distributed $394 thousand from available cash in dividends.  It is our policy to pay out dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a revolving credit facility with SouthTrust Bank, but at the end of fiscal 2004 and at September 30, 2004, we had no borrowings under that facility.  Under that credit facility, we may borrow up to the lesser of $3.5 million or the sum of 80% of eligible accounts receivable plus a portion of our inventory.  The amount available under the facility at the end of fiscal 2004 and at September 30, 2004 was $3.5 million.  The revolving credit facility contains representations and warranties and affirmative and negative covenants applicable to us, including a limitation that without consent our equity investments or loans cannot exceed $250 thousand.  We are also required to obtain consent prior to replacing our President and chairman of the board of directors, David L. Hatcher, and prior consent for any merger, reorganization or recapitalization.  The revolving credit facility also requires that we satisfy the same financial covenants as our two term loans.  The revolving credit facility has a term ending in January 2005.  We anticipate no difficulties in renewing that facility.

Long Term Obligations

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with SouthTrust Bank.  The principal balance of the Company’s two term loans with SouthTrust Bank was $12.5 million at September 30, 2004 and $12.8 at the end of fiscal 2004.  The two term loans require us to satisfy financial covenants: (i) a tangible net worth of not less than $3.7 million at the end of fiscal 2004, increasing to $6.0 million at the end of fiscal 2005 and $11.0 million at the end of subsequent fiscal years, (ii) a fixed charge coverage ratio of at least 1.25 to 1.0, (iii) a ratio of liabilities to tangible net worth of not more than 4.8 to 1.0 at the end of fiscal 2004, decreasing to 2.7 to 1.0 at the end of fiscal 2005 and to 1.5 to 1.0 at the end of subsequent fiscal years, and (iv) a coverage ratio of funded debt to earnings before interest, taxes and depreciation of not greater than 3.0 to 1.0 at the end of fiscal 2004, decreasing to 2.35 to 1.0 at the end of fiscal 2005 and to 1.5 to 1.0 at the end of subsequent fiscal years.  We believe that the term loans and the revolving credit facility from SouthTrust Bank adequately provide for our anticipated need for liquidity and capital resources in fiscal 2005 for our current operations.

We purchased the Rabon animal health products business in December 2003.  That purchase was funded by refinancing and increasing our then existing term loan facility with SouthTrust Bank.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%.  However, in February 2003, the Company entered into an interest rate swap transaction with SouthTrust Bank which effectively fixed the interest rate at 5.0% for the remainder of the term.  The principal balance outstanding on that loan was $4.3 million at the end of fiscal 2004.

We acquired penta distribution assets in December 2003, and creosote distribution assets and the Ravap tradename in June 2004.  The purchases were financed in part by a second term loan from SouthTrust Bank.  The original principal amount of the second term loan was $6.0 million in December 2003, but the loan was refinanced in June 2004 to reflect an additional $3.0 million advance to fund our acquisitions.  The principal amount of that loan is being repaid monthly over ten years at varying installment amounts, but the maturity date is June 1, 2009.  The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  The principal amount of the loan was $8.5 million at the end of fiscal 2004.

Capital Expenditures

In fiscal 2004, our capital expenditures, excluding acquisitions, were approximately $972 thousand.  About 40% of those expenditures were incurred to dismantle and move the penta formulation and distribution equipment acquired from Wood Protection Products and to purchase an additional six acres of land next to our plant in Mexico for possible future expansion.  Our capital expenditures in fiscal 2003 were at more normal levels, $276 thousand.  In fiscal 2002 we incurred capital expenditures of $1.4 million, primarily for relocation and construction of a herbicide production facility to Matamoros, Mexico where we make our MSMA products.  The MSMA product category was first acquired in fiscal 2001, but the plant relocation and construction was not completed until fiscal 2002.

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $514 thousand in fiscal 2004, $517 thousand in fiscal 2003, and $703 thousand in fiscal 2002.  The fiscal

2002 amount for environmental expenditures were greater than normal because of expenditures related to improvements pertaining to our MSMA product production facility in fiscal 2002.  We estimate that our capital expenditures and operating expenses for environmental matters, other than testing, data submission and other costs associated with our product task force participation, will be approximately $550 thousand in fiscal 2005.

We expensed approximately $861 thousand for testing, data submission and other costs associated with our participation in product task forces in fiscal 2004, and approximately $705 thousand and $520 thousand in fiscal 2003 and 2002.  The increasing expense was due to increased activity in the product reauthorization process being conducted by the EPA and the addition of the Rabon product line in December 2002.  EPA’s work plan for its fiscal year ending September 2005 includes consideration of creosote, penta and MSMA for reregistration.  For those reasons, we believe that total testing, data submission and other costs will be approximately $1.0 million in fiscal 2005.  Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future.  While we do not believe that the cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

We have conducted periodic groundwater sampling at our facility in Tuscaloosa, Alabama by agreement with the Alabama Department of the Environmental Management because a 1991 sampling revealed the presence of penta contamination.  In May, 2004, the Alabama authority concluded that the contamination had been remediated and that no further corrective action was required.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2004 are summarized in the following table.

		Payments due by period
	Total	August 1, 2004 to July 31, 2005	August 1, 2005 to July 31, 2008	August 1, 2008 to July 31, 2014	Thereafter
Contractural Obligations

Long-term debt	$12,765,423	$1,529,996	$7,218,427	$4,017,000	—
Operating leases	1,186,083	446,278	694,949	44,856	—
Long-term liabilities	156,436			156,436
Purchase obligations	21,888,000	4,403,333	15,251,167	2,227,500

	$35,995,942	$6,379,607	$23,170,543	$6,445,792

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

Accounting pronouncements that became effective in fiscal 2004 or that are expected to become effective in fiscal 2005 did not have, and are not expected to have, any significant effect on our financial position, results of operations or cash flows.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The significant accounting principles that we believe are the most important to aid in fully understanding our financial results are the following:

Revenue Recognition – We essentially have only one revenue recognition transaction in which our chemical products sold in the open market are recognized as revenue as risk of loss and title to the products transfers to customers, which usually occurs at the time a shipment is made.

Allowance for Doubtful Accounts - We provide an allowance for accounts receivable we believe we may not collect in full.  A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable that are written off our books decrease the allowance.  The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our future bad debt exposure.  Write offs of accounts receivable balances have historically been insignificant.

Inventories - Inventories consist primarily of raw materials and finished goods that we hold for sale in the ordinary course of business.  It uses the first-in, first-out method to value inventories at the lower of cost or market.  Management believes we have not incurred impairments in the carrying value of our inventories.

Goodwill and Other Intangible Assets - The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques.  Additionally, SFAS 142 requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis, or if circumstances indicate that an impairment may exist.  Determining fair value and the implied fair value is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. The Company’s estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses.  The Company has performed impairment analyses on its goodwill and intangible assets of indefinite life which indicated as of July 31, 2004 an impairment charge was not appropriate.

Impairment of Long-lived Assets - We periodically review the carrying value of our long-lived assets held and used and assets to be disposed of at least annually or when events and circumstances warrant such a review.  The carrying value of long-lived assets are evaluated for potential impairment on a product line basis.  We have concluded on the basis of our evaluation that the long lived assets are not impaired.

Disclosure Regarding Forward Looking Statements

Certain information included or incorporated by reference in this report is forward-looking, including statements contained in “Management’s Discussion and Analysis of Operations.”  It includes statements regarding our intent, belief and current expectations and our directors and officers.  Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these statements.  These risks and uncertainties include, but are not limited to, our ability to maintain existing relationships with long-standing customers, our ability to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and our ability to develop, market and sell new products include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which we operate.  Persons reading this report are cautioned that such statements are only predictions and actual events or results may differ materially.  In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  We generally do not utilize derivative financial instruments or hedging transactions to manage that risk.  However, we did enter into an interest rate swap transaction in February, 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future increase then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase.  Conversely, a drop in the financial market’s expectations for future interest rates would cause a drop in the value of that recorded asset.  It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires December 2007.  At July 31, 2004 the market value of the swap was $29 thousand.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Financial Statements

[This page intentionally blank]

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
October 13, 2004

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$974,284	$1,490,357
Marketable securities	—	164,735
Accounts receivable:
Trade, net	6,816,922	7,397,654
Other	493,058	352,962
Inventories	6,692,084	5,285,870
Prepaid expenses and other current assets	304,878	277,015
Total current assets	15,281,226	14,968,593

PROPERTY, PLANT AND EQUIPMENT -
Property, plant and equipment	10,592,938	9,502,055
Accumulated depreciation and amortization	(4,959,459)	(4,014,751)
Net property, plant and equipment	5,633,479	5,487,304

DEFERRED TAX ASSET	457,014	510,929

GOODWILL	3,778,313	—

INTANGIBLE ASSETS, net of accumulated amortization	16,856,023	10,397,761

OTHER ASSETS	1,233,647	972,923

TOTAL ASSETS	$43,239,702	$32,337,510

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,075,661	$3,388,311
Accrued liabilities	652,181	1,165,071
Current portion of long-term debt	1,529,996	504,996
Total current liabilities	7,257,838	5,058,378

LONG-TERM DEBT	11,235,427	4,250,423
OTHER LONG TERM LIABILITIES	156,436	—
COMMITMENTS AND CONTINGENCIES (Note 9)

Total liabilities	18,649,701	9,308,801

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 40,000,000 shares authorized, 7,730,019 shares issued and 7,550,019 shares outstanding at July 31, 2004 and 7,692,981 issued and 7,512,981 outstanding at July 31, 2003.	77,301	76,930
Additional paid-in capital	3,671,080	3,365,976
Treasury stock, at cost (180,000 shares at July 31, 2004 and 2003)	(900,000)	(900,000)
Accumulated other comprehensive income	18,096	73,753
Retained earnings	21,723,524	20,412,050
Total stockholders’ equity	24,590,001	23,028,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,239,702	$32,337,510

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2004, 2003 AND 2002

	2004	2003	2002

NET SALES	$43,610,431	$35,535,585	$34,438,034

COST OF SALES	30,858,994	24,244,366	22,396,954

Gross Profit	12,751,437	11,291,219	12,041,080

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,636,595	8,149,333	7,910,175

Operating income	3,114,842	3,141,886	4,130,905

OTHER INCOME (EXPENSE):
Interest & dividend income	25,447	53,877	58,601
Interest expense	(363,674)	(161,578)	(122,096)
Gain on sale of securities	114,829
Other	(47,309)	(52,332)	262,488

Total other income (expense)	(270,707)	(160,033)	198,993

INCOME BEFORE INCOME TAX	2,844,135	2,981,853	4,329,898

Provision for income tax	(1,080,771)	(1,064,689)	(1,645,361)

NET INCOME	$1,763,364	$1,917,164	$2,684,537

EARNINGS PER SHARE:
Basic	$0.23	$0.26	$0.36
Diluted	$0.23	$0.25	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,543,441	7,512,981	7,512,274
Diluted	7,631,174	7,550,394	7,548,545

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2004, 2003 AND 2002

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER		TOTAL
	SHARES	PAR	PAID-IN	TREASURY	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	ISSUED	VALUE	CAPITAL	STOCK	INCOME	EARNINGS	EQUITY

BALANCE AT JULY 31, 2001	7,681,981	$76,820	$3,363,952	$(900,000)	$211,480	$16,523,861	$19,276,113

Employee options exercised	11,000	110	2,024				2,134
Cash dividends						(319,083)	(319,083)
Net income						2,684,537	2,684,537
Change in unrealized gain on available for sale securities (net of taxes of $54,198)					(123,051)		(123,051)
BALANCE AT JULY 31, 2002	7,692,981	76,930	3,365,976	(900,000)	88,429	18,889,315	21,520,650

Cash dividends						(394,429)	(394,429)
Net income						1,917,164	1,917,164
Change in unrealized gain on available for sale securities (net of taxes of $12,499)					(18,199)		(18,199)
Unrealized gain on interest rate swap (net of taxes of $1,982)					3,523		3,523
BALANCE AT JULY 31, 2003	7,692,981	76,930	3,365,976	(900,000)	73,753	20,412,050	23,028,709

Cash dividends						(451,890)	(451,890)
Employee options exercised	37,038	371	6,904				7,275
Value of options issued for WPP acquisition			298,200				298,200
Net income						1,763,364	1,763,364
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $62,919)					(70,230)		(70,230)
Change in unrealized gain on interest rate swap (net of taxes of $9,109)					14,573		14,573
BALANCE AT JULY 31, 2004	7,730,019	$77,301	$3,671,080	$(900,000)	$18,096	$21,723,524	$24,590,001

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,763,364	$1,917,164	$2,684,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,643,201	1,422,568	1,391,237
Bad debt expense	93,427	25,000	31,102
(Gain) loss on sale of equipment	145	(19,383)	(566)
Gain on sale of securities	(114,829)		(283,077)
Forgiveness of notes receivable from related parties		25,635	74,023
Conversion of account receivable to notes receivable		(79,926)
Deferred income taxes	84,309	(182,256)	54,198
Unrealized gain on securities held for sale			(123,051)
Changes in operating assets and liabilities:
Accounts receivable - trade	592,750	(136,536)	(2,447,072)
Accounts receivable - other	(140,096)	69,500	(292,457)
Inventories	(1,406,215)	(93,851)	(315,757)
Prepaid expenses and other assets	(112,065)	159,005	174,118
Accounts payable	1,687,351	431,613	(1,005,169)
Accrued liabilities	(356,452)	(443,795)	(359,027)

Net cash provided by (used in) operating activities	3,734,890	3,094,738	(416,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(972,075)	(275,660)	(1,360,848)
Product line purchases	(10,794,659)	(3,855,572)
Proceeds from sale of equipment	114,011	18,500	566
Proceeds from sale of securities	169,830		378,076
Collection of notes receivable	44,601		34,180
Additions to other assets	(378,059)	(311,688)	(431,377)

Net cash used in investing activities	(11,816,351)	(4,424,420)	(1,379,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	8,895,000	3,820,000	1,202,002
Principal payments on borrowings	(884,996)	(1,840,113)	(980,889)
Proceeds from exercise of stock options	7,274		2,134
Payment of dividends	(451,890)	(394,429)	(319,083)

Net cash provided by (used in) financing activities	7,565,388	1,585,458	(95,836)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(516,073)	255,776	(1,892,200)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,490,357	1,234,581	3,126,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$974,284	$1,490,357	$1,234,581

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$228,917	$156,727	$122,096
Cash paid during the period for income taxes	$1,231,082	$1,182,556	$1,759,717

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - KMG Chemicals, Inc. (the “Company”) is principally involved in the manufacture and sale of specialty chemicals in niche markets through its wholly-owned subsidiary, KMG-Bernuth, Inc.  The Company sells three wood preserving chemicals - pentachlorophenol (“penta”), creosote and sodium pentachlorophenate (“sodium penta”). The Company also sells tetrachlorvinphos products, a pesticide sold to domestic livestock and poultry growers under the Rabon trade name to protect animals from flies and other pests; as well as an herbicide product consisting of monosodium and disodium methanearsonic acids (“MSMA”).  The herbicide product is sold by the Company in the United States as Bueno 6® to protect cotton crops from weed growth and as Ansar 6.6® for highway weed control.

The Company manufactures penta, sodium penta and MSMA at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation and a 99.98% owned subsidiary of KMG-Bernuth.  The Company has three main suppliers of creosote, which it sells throughout the United States.  The Company contracts with third parties for the supply of the Rabon active ingredient, as well as the formulation and packaging of those products.

The Company’s significant accounting policies are as follows:

Principles of Consolidation - The consolidated financial statements include the accounts of KMG Chemicals, KMG-Bernuth, and KMEX.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of the Company’s debt at July 31, 2004 and 2003 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

In February 2003, the Company entered into an interest rate swap effectively to fix the interest rate on the Company’s term loan at 5.0% through December 20, 2007 (see Note 8). In accordance with SFAS No. 133, “Accounting for Derivative and Hedging Activities”, this derivative instrument is accounted for as a cash flow hedge. The swap is reported on the consolidated balance sheet at fair value as either an asset or a liability. As of July 31, 2004 and 2003, respectively, an asset of $29,187 and $5,506 associated with this interest rate swap was recorded on the consolidated balance sheets.  The unrealized gain or loss on the swap is included in accumulated other comprehensive income on the consolidated balance sheet. For the year ended July 31, 2004 and 2003, respectively, the Company recorded gains of $14,573 and $3,523 for other comprehensive income associated with this interest rate swap. The effectiveness of the hedge was evaluated for the year ending July 31, 2004.  It was determined that the hedge was successful at fixing the effective interest rate on the Company’s term loan at 5.0%.

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

Foreign Currency Translation - The U.S. dollar is the functional currency for the Company’s foreign operations.  For those operations, re-measurements to U.S. dollars from currency translations are included in the statement of income.

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

Intangible Assets – For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the useful lives of the assets.  Identifiable intangible assets of an indefinite life are not amortized in accordance with SFAS No. 142, “Goodwill and Other

Intangible Assets.”  These assets are required to be tested for impairment annually at a minimum.  The adoption of SFAS No. 142 by the Company on August 1, 2002 resulted in amortization expense decreasing by approximately $300 thousand in fiscal year 2003 versus the previous year.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.  With respect to accounts receivable, such receivables are primarily from wood-treating manufacturers located worldwide and agriculture chemicals distributors in the United States.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is dependent on each customer’s financial condition.  At July 31, 2004, one customer represented 28% of the Company’s accounts receivable.  At July 31, 2003, no customers represented 10% or more of the Company’s accounts receivable.

Concentration of Operations in Other Countries – The Company manufactures penta and MSMA at its plant in Matamoros, Mexico.  Property, plant and equipment on the Company’s consolidated balance sheet of $4,712,468 in 2004 and $5,034,443 in 2003 are assignable to the Company’s plant in Mexico.  This concentration of operations outside of the Company’s home country exposes the Company to the risk that its operations may be disrupted in the future.

New Accounting Standards – Accounting pronouncements that became effective in fiscal 2004 or that are expected to become effective in fiscal 2005 did not have, and are not expected to have, any significant effect on our financial position, results of operations or cash flows.

Effective August 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and requires that the balance sheet valuation of goodwill and other intangible assets of indefinite life be evaluated for impairment at least annually and requires that their regular charge, or amortization, against income be discontinued.  As of July 31, 2004, the Company has goodwill assets of $3,778,313 on its balance sheet and has performed impairment analyses on its goodwill and intangible assets of indefinite life which indicated as of July 31, 2004 an impairment charge was not appropriate.

In February 2003, SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement 123” was issued.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation.  The Company has chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS No. 148.

Reclassifications - Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Segment Reporting - For purposes of financial disclosure, the Company’s operation is considered to be one business segment.

2.                        ACQUISITIONS

In December 2003, the Company purchased certain penta distribution assets of Wood Protection Products, Inc.  As part of the purchase, the Company also granted an option to acquire 175,000 shares of its common stock, exercisable at $2.50 per share.  The acquisition included distribution and plant equipment, inventory, penta product registrations and a consulting and non-compete agreement with the seller’s principal shareholder.  The cash purchase price was primarily financed with a $6,000,000 term loan from SouthTrust Bank.  The table summarizes the total amount paid for the acquisition.

Cash paid at closing	$6,194,600
Payment commitments over the subsequent 6 months	610,000

Total cash paid in fiscal year 2004	6,804,600
Estimated value of stock option granted	298,200
Other costs of acquisition	53,341

Total consideration paid	$7,156,141

The acquisition included Wood Protection Product’s distribution and plant equipment along with its inventory and product registrations.  It also included a consulting agreement and a non-compete agreement with the seller’s principal shareholder.  The table summarizes the purchase price allocation for the acquisition.

Equipment	$297,000
Inventory	204,600

Total tangible assets	501,600

Product registrations, consulting and non-compete agreements	3,614,000
Goodwill	3,040,542

Total intangible assets including goodwill	6,654,542

Total assets acquired	$7,156,142

The proforma effect of this acquisition and the associated financing on the Company’s historical results for the two years ended July 31, 2004 and 2003 as if the transaction had occurred August 1, 2002 are presented in the following table:

	2004	2003

Revenues	$46,069,259	$42,199,561
Operating income	3,532,843	4,274,762
Net income	1,979,558	2,515,808
Basic earnings per share	$0.26	$0.33

In June 2004, the Company purchased creosote product registrations from Trenton Sales, Inc.  In connection with that purchase, the Company entered into a supply agreement with Lufkin Creosoting Co., an affiliate of the seller, by which the Company will sell Lufkin Creosoting its creosote requirements for its wood treating operations.  The Company also obtained the seller’s creosote supply agreement with a Mexican producer of creosote.  Although the Company had been purchasing creosote from the Mexican creosote producer prior to the acquisition, the acquisition will have the effect of increasing the Company’s purchases of that lower cost creosote supply.  The Company also purchased the Ravap tradename and inventory from Boehringer Ingelheim Vetmedica, Inc. in June 2004.  That tradename is for a product that contains Rabon, the animal health product registration line we acquired for $3,855,572 million in fiscal 2003 from Boehringer.  This acquisition extends our available Rabon product category.  The creosote distribution and Ravap acquisitions were completed using available cash, borrowings under our revolving loan with SouthTrust Bank, and by increasing one of our senior term loans with that bank by $2,954,000.  Based on the size of these two acquisitions, proforma information is not presented.

3.                        INVENTORIES

Inventories are summarized as follows at July 31:

	2004	2003

Chemical raw materials and supplies	$2,348,828	$827,292
Finished chemical products	4,343,256	4,458,578

	$6,692,084	$5,285,870

4.                        PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31:

	2004	2003

Land	$539,790	$302,527
Buildings	1,798,674	1,491,109
Plant	1,669,704	1,747,843
Equipment	5,948,955	5,762,135
Leasehold improvements	115,329	105,595
Construction-in-progress	520,486	92,846

	10,592,938	9,502,055

Less accumulated depreciation and amortization	(4,959,459)	(4,014,751)

Property, plant and equipment - net	$5,633,479	$5,487,304

Approximately 84% of the Company’s property, plant and equipment is located in Matamoros, Mexico.  Most of the remaining long-lived assets are located at the Company’s formulation and distribution facility in Tuscaloosa, Alabama.

Depreciation is principally computed using a straight-line method over the estimated useful lives of the assets.  Depreciation expense was $1,008,743, $955,911 and $648,503 in 2004, 2003 and 2002, respectively.  The estimated useful lives of classes of assets are as follows:

Asset Description	Life (Years)

Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	5 to 8

5.                        FOREIGN CURRENCY REMEASUREMENT

Monetary assets and liabilities and income items for KMEX are re-measured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are re-measured at historical rates.  Expense items for KMEX are re-measured at average monthly rates of exchange except for depreciation and amortization expense.  All gains and losses from currency re-measurement for KMEX are included in operations.  Foreign currency re-measurement resulted in an aggregate exchange loss of $15,469, $37,798 and $2,971 in 2004, 2003 and 2002, respectively.

6.                        INCOME TAXES

The geographical sources of income before income taxes for each of the three years ended July 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

United States	$2,525,574	$2,448,377	$3,963,676
Foreign	318,562	533,476	366,222

Income before income taxes	$2,844,136	$2,981,853	$4,329,898

The provision for income taxes consisted of the following:

	2004	2003	2002

Current federal provision	$788,134	$966,360	$1,306,521
Current foreign provision	108,311	181,380	165,732
Current state provision	100,017	99,205	118,910
Deferred income tax (benefit)	84,309	(182,256)	54,198

Total	$1,080,771	$1,064,689	$1,645,361

Deferred income taxes are provided on all temporary differences between financial and taxable income.  The following table presents the components of the Company’s deferred tax assets and liabilities as of July 31:

	2004	2003
Deferred tax assets (liabilities)
Bad debt expense	$29,600	$46,250
Difference in depreciable basis of property	666,894	612,382
Difference in amortization basis of intangibles	(260,637)	(32,547)
Other	21,157	(115,156)

Total	$457,014	$510,929

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory United States federal and Mexican income tax rate to earnings before income taxes for the years ended July 31, 2004, 2003 and 2002.

	2004	2003	2002

Provision for income taxes at the statutory rate	$967,006	$1,013,830	$1,424,382
Foreign tax credit	(37,000)	—	—
State income taxes	100,017	34,474	53,658
Other	50,748	16,385	167,321

Total	$1,080,771	$1,064,689	$1,645,361

7.                        INTANGIBLE AND OTHER ASSETS

Intangible and other assets as of July 31 are summarized as follows:

	2004	2003

Intangible assets not subject to amortization:

Creosote sales and distribution assets	$4,500,000	$4,500,000
Creosote product registrations	2,018,000
Other creosote related assets	77,604	77,604
Penta product registrations	2,360,000
Rabon product registrations and related assets	3,557,042	3,557,042
Ravap product registration	937,546

	13,450,192	8,134,646

Intangible assets subject to amortization:

Creosote supply contract	4,000,000	4,000,000
Other Creosote related assets	131,000
Other Penta related assets	1,254,000
MSMA product registrations and related assets	1,200,000	1,200,000
Other MSMA related assets	97,652	101,904
Licensing agreement	320,000	320,000
Ravap trademark	317,000
Other Rabon related assets	204,000	204,000
Loan Costs	118,158	42,985
	7,641,810	5,868,889

Total intangible assets	21,092,002	14,003,535

Less accumulated amortization	(4,235,979)	(3,605,774)

	$16,856,023	$10,397,761

Other assets consisted of the following:

Advances for premiums on employee-owned life insurance policies		$521,740
Cash surrender value on key man life insurance policies	$1,182,012	357,386
Other	51,635	93,797
	$1,233,647	$972,923

Amortization expense was $630,206, $433,639 and $739,351 for fiscal years 2004, 2003 and 2002, respectively.  The estimated amortization expense for fiscal years ended 2005 to 2007 is projected to be $742,333 per year, and $700,597 and $501,378 for fiscal years 2008 and 2009, respectively.

The Company performed its annual impairment analysis of intangible assets not subject to amortization as of July 31, 2004 and 2003 and concluded that an impairment charge is not appropriate.

The following table summarizes and reconciles net income before the accumulative effect of the accounting change related to SFAS No. 142 for the three years ended July 31, 2004, 2003 and 2002, adjusted to exclude amortization expense recognized in such periods relating to indefinite lived intangible assets that are no longer amortized:

	2004	2003	2002
Reported net income before accounting change	$1,763,364	$1,917,164	$2,684,537
Change in amortization due to accounting change			307,760
Income tax effect due to accounting change			(116,949)
Net income subsequent to accounting change	$1,763,364	$1,917,164	$2,875,348
Adjusted earnings per share subsequent to accounting change:
Basic	$0.23	$0.26	$0.36
Diluted	$0.23	$0.25	$0.36

8.                                      LONG-TERM DEBT

As of July 31, 2004 the Company had two term loans with outstanding balances of $4,250,423 and $8,515,000 as well as a revolving credit facility with no outstanding borrowings.

Effective August 1, 1996, the Company entered into a revolving credit facility with SouthTrust Bank that provides for borrowings of up to $3,500,000.  The borrowing base under this facility is limited by a formula based on the amount of the amount of receivables and inventory.  Interest under the revolving note is due monthly at LIBOR plus 1.75% on outstanding balances.  The revolving note is secured by the Company’s receivables, inventory, and general intangible assets.  The loan agreement includes, among other things, restrictions on equity investments and loans made by the Company and requires the maintenance of a minimum fixed-charge coverage ratio and minimum tangible net worth requirements.  The Company was in compliance with debt covenants as of July 31, 2004.  There were no amounts outstanding under the revolving credit facility at July 31, 2004 and 2003.  The termination date of this loan agreement is January 31, 2005.  The Company anticipates no difficulties in renewing the revolving credit facility.

The Company’s fiscal 2003 purchase of the Rabon products category was financed with a senior credit facility from SouthTrust Bank that also served to refinance the Company’s existing term loan facility with that bank.  As refinanced, the principal balance outstanding as of July 31, 2004 was $4,250,423 while the principal balance was $4,755,419 at July 31, 2003.  The loan carries interest at a varying rate equal to LIBOR plus 1.8% (3.0% and 3.1% at July 31, 2004 and 2003, respectively).  In February 2003, the Company entered into an interest rate swap transaction with SouthTrust Bank that effectively fixed the interest rate at 5.0% for the remainder of the term.  At July 31, 2004, the Company was in compliance with its various debt covenants which include restrictions on equity investments and loans made by the

Company, and require the maintenance of a minimum fixed-charge coverage ratio and minimum and ratio requirements on tangible net worth.  The Company’s debt matures at the rate of $504,996 per year through December 20, 2007, at which time $2,567,000 will be due and payable.

The acquisition of the Wood Protection Products assets in December 2003, and subsequently the Trenton Sales creosote distribution assets and the Ravap tradename and inventory in June 2004, were partially financed by a second term loan from SouthTrust Bank.  The original principal amount of the second term loan was $6,000,000 on December 5, 2003.  In June 2004, after five months of amortization, the loan was increased by an additional advance of $2,954,000 for the purchase of the creosote business of Trenton Sales, Inc. and the Ravap trade name.  The principal amount is being amortized monthly over seven years, but the maturity date is June 1, 2009.  The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75% (2.9% at July 31, 2004).  The principal amount of the loan was $8,515,000 on July 31, 2004.

Principal payments due under long-term debt agreements are as follows:

	2005	2006	2007	2008	Thereafter

Long-term debt	$1,529,996	$1,590,996	$1,662,996	$3,964,435	$4,017,000

9.                                      COMMITMENTS AND CONTINGENCIES

Contractual Obligations- The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment.  Its other long-term liabilities consist of obligations under a supplemental executive retirement plan. Expected payments are as follows (See Note 11).

	2005	2006	2007	2008	Thereafter

Operating leases	$446,278	$367,901	$259,336	$67,712	$44,856
Other long-term liabilities	156,436				156,436
Purchase obligations	4,403,333	4,823,333	5,128,667	5,281,833	2,227,500
	$4,849,611	$5,191,234	$5,388,003	$5,349,545	$2,428,792

Rent expense relating to the operating leases was $424,210, $365,854 and $353,983 in 2004, 2003 and 2002, respectively.

Environmental – The Company’s operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both.  The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which it does business.  The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the United States in particular, producers and distributors of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), and comparable state law) in order to sell those products in the United States.  Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.

The Company incurred expenses in connection with the FIFRA research and testing programs of approximately $861,000, $704,700 and $520,000 in 2004, 2003 and 2002, respectively.  These costs are included in selling, general, and administrative expenses. The Company intends to expense such costs as incurred.

Lawsuits - The Company may become a party in routine legal actions or proceedings in the normal course of its business.  Management does not believe that the outcome of any of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

10.                               RELATED PARTY TRANSACTIONS

During 1991, the Company entered into “split-dollar insurance” plans with two officers/stockholders.  Each of those arrangements have now been terminated, but the Company has advanced funds in prior years for insurance premiums and recorded the advances as a non-current asset.  While the plans were in effect, the Company had a security interest in the insurance policies to the extent of the advances.  In fiscal 1998, the arrangement with one such officer was terminated under the provisions of a five-year employment agreement and converted to a non-interest-bearing promissory note.  Since that time, the employee has ceased serving as an officer of the Company, but has continued as an employee.  As a portion of the employee’s compensation under the employment agreement, the Company is amortizing the note to compensation expense over a five-year period beginning January 1, 2000.  The amortization was $34,180, $52,034 and $74,023 in 2004, 2003 and 2002, respectively.  In fiscal 2004, the Company terminated the split dollar insurance plan with the other officer/stockholder.  He transferred his interest in the insurance policy on his life to the Company for $91,338, the difference between the cash value of the policy and the premiums paid by the Company under the terminated plan.

11.                               EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees.  The participants may contribute from 3% to 15% of their compensation, and the Company makes matching contributions under this plan up to 3% of the participant’s compensation.  Company contributions to the plan totaled approximately $38,000, $34,000 and $31,000 in 2004, 2003 and 2002, respectively.

In July 2001, the Company adopted a supplemental executive retirement plan.  Only persons specifically designated by the company may be participants in the plan.  The plan is unfunded and amounts payable to participants are general obligations of the company.  The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement.  The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits.  Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service.  One executive was designated as a participant in August 2001, which resulted in $57,184, $52,088 and $47,164 of expenses for 2004, 2003 and 2002, respectively.  As of July 31, 2004, and 2003, the liability under this plan was $156,436 and $99,252, respectively.

12.                               SIGNIFICANT CUSTOMERS

The Company had only one customer to whom sales as a percentage of total sales was 10% or more in fiscal 2004, 2003 and 2002.  Sales to one customer were 14% of total sales in fiscal 2004, and sales to another customer were 18% and 19% of total sales in fiscal 2003 and 2002, respectively.

13.                               STOCKHOLDERS’ EQUITY

The Company adopted the 1996 Stock Option Plan (the “Stock Plan”) on October 15, 1996 and reserved 700,000 shares of its common stock for issuance under the Stock Plan.  The Plan was amended in August 2003, and the maximum shares that may be granted under the Plan was increased to 1,070,000 shares.  The Stock Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The Stock Plan is administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors.  Subject to the terms of the Stock Plan, the Board of Directors or the committee has the authority to grant options under the Stock Plan, to amend, construe, and interpret it, and to make all other determinations and take any and all actions necessary or advisable for its administration.  The directors, consultants, and key employees of the Company or any subsidiary are eligible to receive nonqualified options under the Plan, but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options.

Options are exercisable during the period specified in each option agreement and in accordance with a vesting schedule designated by the Board of Directors or the committee.  Any option agreement may provide that options become immediately exercisable in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company.  Options may be subject to early termination within a designated period following the option holder’s cessation of service with the Company.

In fiscal 2000, the Company granted a warrant for the purchase of 25,000 shares of the Company’s common stock to Gilman Financial Corporation, a company that employs a Director of the Company, for assistance in developing, studying, and evaluating merger and acquisition proposals.  The warrant is immediately exercisable at a price of $5.00 per share of common stock through March 6, 2009.

Options issued under the Company’s Stock Plan in 2004, 2003 and 2002 were as follows:

	2004		2003		2002
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Stock options and warrants outstanding, beginning of year	585,088	$3.96	402,588	$3.41	344,191	$3.67
Granted	200,000	4.07	210,000	5.20	69,417	3.55
Exercised	(37,038)	(0.20)			(11,000)	(0.20)
Cancelled			(27,500)	(5.00)
Stock options and warrants outstanding, end of year	748,050	$4.17	585,088	$3.96	402,608	$3.39

Options and warrants outstanding as of July 31, 2004 are as follows:

Range of Exercise Price	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$2.48 - $8.00	748,050	9.76	$4.17	520,570	$4.22

At July 31, 2004, options were exercisable for 520,570 shares at a weighted-average exercise price of $4.22.  The remaining average contractual life of these options was approximately 8 years.  At July 31, 2004, 273,912 shares were available for future option grants.

The fair value of options granted during 2004, 2003 and 2002 was $539,529, $298,244 and $91,857, respectively.  Fair value of the options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2004, 2003 and 2002:

	2004	2003	2002

Weighted-average expected life	13.62	8.65	9.33
Volatility factor	59%	60%	60%
Dividend yield	1.45%	1.70%	1.20%
Weighted-average risk-free interest	4.49%	4.37%	4.51%

The pro forma effect on our net earnings and earnings per share if we had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the fiscal years ended July 31 is illustrated below:

	2004	2003	2002

Net earnings, as reported	$1,763,364	$1,917,164	$2,684,537
Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(159,313)	(211,066)	(179,163)

Pro forma net earnings	$1,604,051	$1,706,098	$2,505,374

Earnings per share:
Basic, as reported	$0.23	$0.26	$0.36
Basic, pro forma	$0.21	$0.23	$0.33

Diluted, as reported	$0.23	$0.25	$0.36
Diluted, pro forma	$0.21	$0.23	$0.33

In addition to stock options issued under the Stock Plan in fiscal year 2004, an option to purchase 175,000 shares of common stock in the Company was issued as part of the consideration paid for the Wood Protection Products asset acquisition on December 5, 2003.  The option is exercisable over period of five years at on exercise price equal to $2.50 per share and has been valued at $298,200.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, taking into account vested stock options whose strike price is less than the market price, in accordance with SFAS No. 128:

	Year Ended July 31, 2004
	Income (Numerator)	Shares (Denominator)	Earnings Per Share (Amount)

Basic	$1,763,364	7,543,441	$0.23

Effect of dilutive securities-Common stock options		87,733	(0.00)

Diluted	$1,763,364	7,631,174	$0.23

	Year Ended July 31, 2003
	Income (Numerator)	Shares (Denominator)	Earnings Per Share (Amount)

Basic	$1,917,164	7,512,981	$0.26

Effect of dilutive securities-Common stock options		37,413	(0.01)

Diluted	$1,917,164	7,550,394	$0.25

	Year Ended July 31, 2002
	Income (Numerator)	Shares (Denominator)	Earnings Per Share (Amount)

Basic	$2,684,537	7,512,274	$0.36

Effect of dilutive securities-Common stock options		36,271	0.00

Diluted	$2,684,537	$7,548,545	$0.36

14.                               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended July 31, 2004

Net sales	$8,372,110	$8,536,767	$12,423,676	$14,277,878
Gross profit	2,546,204	2,428,740	3,696,233	4,080,260
Operating income (loss)	468,440	(137,299)	1,161,542	1,622,159
Income (loss) before income tax	514,929	(227,602)	1,050,464	1,506,345
Net income (loss)	319,256	(141,113)	651,289	933,932

Per share data:
Earnings (loss) per share - basic	$0.04	$(0.02)	$0.09	$0.12
Earnings (loss) per share - diluted	$0.04	$(0.02)	$0.08	$0.12

Year Ended July 31, 2003

Net sales	$8,053,629	$6,287,300	$8,979,786	$12,214,870
Gross profit	2,716,351	2,057,383	2,814,868	3,702,617
Operating income	729,744	257,207	845,540	1,309,395
Income before income tax	731,158	231,212	802,850	1,216,633
Net income	482,564	152,600	529,879	752,121

Per share data:
Earnings per share - basic	$0.06	$0.02	$0.07	$0.11
Earnings per share - diluted	$0.06	$0.02	$0.07	$0.10

Year Ended July 31, 2002

Net sales	$8,097,329	$7,571,329	$8,783,236	$9,986,140
Gross profit	2,636,002	2,552,732	3,326,056	3,526,290
Operating income	707,282	652,553	1,295,375	1,475,695
Income before income tax	682,907	622,072	1,288,593	1,736,326
Net income	423,402	385,685	798,981	1,076,469

Per share data:
Earnings per share - basic	$0.06	$0.05	$0.11	$0.14
Earnings per share - diluted	$0.06	$0.05	$0.11	$0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-14 of Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders on November 16, 2004 which will be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)           The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.  The following documents are filed as exhibits, and documents marked with an asterisk (*) are management contracts or compensatory plans.

3(i)                  Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3(ii)                 Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3(iii)                Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1                   Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.1                 Revolving Loan Agreement dated August 1, 1996 with SouthTrust Bank filed as Exhibit 10.2 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.2                 Second Amendment to Revolving Loan Agreement filed as Exhibit 10.10 to the company’s first quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

10.3                 Third Amendment to Revolving Loan Agreement filed as Exhibit 10.11 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.4                 Fourth Amendment to Revolving Loan Agreement filed as Exhibit 10.19 to the company’s report on Form 8K filed July 10, 1999, incorporated in this report.

10.5                 Term Loan Agreement dated June 26, 1998 with SouthTrust Bank filed as Exhibit 10.16 to the company’s report on Form 8K filed July 10, 1998, incorporated in this report.

10.6                 Second Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.32 to the company’s report on Form 8K filed December 19, 2003, incorporated in this report.

10.7                 Third Amendment to Term Loan Agreement with SouthTrust Bank dated June 8, 2004.

10.8                 Fourth Amendment to Term Loan Agreement with SouthTrust Bank dated July 31, 2004.

10.9                 Guaranty of Payment to SouthTrust Bank by the company filed as Exhibit 10.18 to the company’s report on Form 8K filed July 10, 1998, incorporated in this report.

10.10               Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the company filed as Exhibit 10.28 to the company’s third quarter 2002 report on Form 10-Q filed June 14, 2002, incorporated in this report.

10.11               Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the company filed as Exhibit 10.20 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.12               1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.*

10.13               Stock Option Agreement dated October 17, 1996 with Thomas H. Mitchell filed as Exhibit 10.5 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.*

10.14               Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the company and JGIS, Ltd., an assignee of Gilman Financial Corporation, filed as Exhibit 10.24 to the company’s 2000 report on Form 10-KSB filed October 25, 2000, incorporated in this report.

10.15               Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.16               Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.17               Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.*

10.18               Employment Agreement with J. Neal Butler dated March 8, 2004.*

10.19               Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.20               Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February14, 2002, incorporated in this report.

21.1                 Subsidiaries of the company.

31                    Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer

32                    Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer

(b)                                 Reports on Form 8-K

Current Report on Form 8-K dated June 9, 2004, reporting Item 5.  Other Events, disclosing the acquisition of the Ravap insecticidal product line and a creosote distribution business.

Current Report on Form 8-K dated June 4, 2004, reporting Item 12.  Results of Operations and Financial Condition, disclosing the Company’s financial results for the third fiscal 2004 quarter ended April 30, 2004.

Current Report on Form 8-K dated March 5, 2004, reporting Item 12.  Results of Operations and Financial Condition, disclosing the Company’s financial results for the second fiscal 2004 quarter ended January 31, 2004.

Current Report on Form 8-K dated December 5, 2003, reporting Item 2.  Acquisition or Disposition of Assets and Item 7.  Financial Statements and Exhibits, disclosing the acquisition of assets from Wood Protection Products and the financing of such acquisition.

Current Report on Form 8-K dated December 4, 2003, reporting Item 12.  Results of Operations and Financial Condition, disclosing the Company’s financial results for the first fiscal 2004 quarter ended October 31, 2003.

Current Report on Form 8-K dated October 14, 2003, reporting Item 12.  Results of Operations and Financial Condition, disclosing the Company’s financial results for the fourth fiscal 2003 quarter and year ended July 31, 2003.

Current Report on Form 8-K dated October 6, 2003, reporting Item 12.  Results of Operations and Financial Condition, disclosing the Company’s financial results for the third fiscal 2003 quarter and nine months ended April 30, 2003.

Schedule II – Valuation and Qualifying Accounts

		Additions
Allowance for		Charged
Doubtful	Balance at	to costs	Charged		Balance at
Accounts	beginning	and	to other		end of
Reserves	of period	expenses	accounts	Deductions	period

Fiscal year July 31, 2004	$125,000	$90,000		$(135,000)	$80,000
Fiscal year July 31, 2003	100,000	25,000			125,000
Fiscal year July 31, 2002	130,000	31,102		(61,102)	100,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ David L. Hatcher	Date: October 14, 2004
David L. Hatcher, President
and Chairman

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 14, 2004
John V. Sobchak, Vice President
and Chief Financial Officer

By:	/s/ George W. Gilman	Date: October 14, 2004
George W. Gilman, Director

By:	/s/ Fred C. Leonard	Date: October 14, 2004
Fred C. Leonard III, Director

By:	/s/ Charles L. Mears	Date: October 14, 2004
Charles L. Mears, Director

By:	/s/ Charles M. Neff	Date: October 14, 2004
Charles M. Neff, Jr., Director

By:	/s/ Richard L. Urbanowski	Date: October 14, 2004
Richard L. Urbanowski, Director