Form 10-Q
period 2004-10-31
KMG CHEMICALS INC
filed 2004-12-15
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Yes ☐     No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s of common stock as of November 30, 2004: 7,550,019 shares of common stock.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2004	July 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,572,101	$974,284
Accounts receivable:
Trade, net	6,292,652	6,816,922
Other	273,155	493,058
Inventories	6,994,051	6,692,084
Prepaid expenses and other current assets	284,457	304,878
Total current assets	16,416,416	15,281,226

PROPERTY, PLANT AND EQUIPMENT -
Property, plant and equipment	10,722,331	10,592,938
Accumulated depreciation and amortization	(5,211,228)	(4,959,459)
Net property, plant and equipment	5,511,103	5,633,479

DEFERRED TAX ASSET	431,544	457,014

GOODWILL	3,778,434	3,778,313

INTANGIBLE ASSETS, net of accumulated amortization	16,639,180	16,856,023

OTHER ASSETS	1,423,276	1,233,647

TOTAL	$44,199,953	$43,239,702

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,792,494	$5,075,661
Accrued liabilities	867,939	652,181
Current portion of long-term debt	1,544,996	1,529,996
Total current liabilities	8,205,429	7,257,838

LONG-TERM DEBT	10,839,178	11,235,427
OTHER LONG TERM LIABILITIES	181,438	156,436
COMMITMENTS AND CONTINGENCIES

Total liabilities	19,226,045	18,649,701

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized, 7,730,019 shares issued and 7,550,019 shares outstanding at October 31, 2004 and July 31, 2004.	77,301	77,301
Additional paid-in capital	3,671,080	3,671,080
Treasury stock, at cost (180,000 shares at October 31, 2004 and July 31, 2004)	(900,000)	(900,000)
Accumulated other comprehensive income (loss)	(5,783)	18,096
Retained earnings	22,131,310	21,723,524
Total stockholders’ equity	24,973,908	24,590,001

TOTAL	$44,199,953	$43,239,702

See notes to consolidated financial statements.

KMG CHEMICALS, INC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31,
	2004	2003

NET SALES	$13,594,578	$8,372,110

COST OF SALES	9,359,236	5,825,906

Gross Profit	4,235,342	2,546,204

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,024,237	2,077,764

Operating income	1,211,105	468,440

OTHER INCOME (EXPENSE):
Interest & dividend income	8,512	9,454
Interest expense	(125,978)	(60,595)
Gain on sale of securities	0	114,829
Other	(9,708)	(17,199)

Total other income (expense)	(127,174)	46,489

INCOME BEFORE INCOME TAX	1,083,931	514,929

Provision for income tax	(411,894)	(195,673)

NET INCOME	$672,037	$319,256

EARNINGS PER SHARE:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,550,019	7,523,448
Diluted	7,613,750	7,533,938

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS	TOTAL STOCK HOLDERS’ EQUITY
	SHARES ISSUED	PAR VALUE

BALANCE AT JULY 31, 2003	7,692,981	$76,930	$3,365,976	$(900,000)	$73,753	$20,412,050	$23,028,709
Cash dividends						(451,890)	(451,890)
Employee options exercised	37,038	371	6,904				7,275
Value of options issued for WPP acquisition			298,200				298,200
Net income						1,763,364	1,763,364
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $62,919)					(70,230)		(70,230)
Change in unrealized gain on interest rate swap (net of taxes of $9,109)					14,573		14,573

BALANCE AT JULY 31, 2004	7,730,019	77,301	3,671,080	(900,000)	18,096	21,723,524	24,590,001

Cash dividends						(264,251)	(264,251)
Net income						672,037	672,037
Change in unrealized gain (loss) on interest rate swap (net of taxes of $14,636)
					(23,879)		(23,879)
BALANCE AT OCTOBER 31, 2004	7,730,019	$77,301	$3,671,080	($900,000)	($5,783)	$22,131,310	$24,973,908

See notes to consolidated financial statements.

KMG CHEMICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$672,037	$319,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468,612	363,547
Bad debt expense	15,000	10,000
Gain on sale of equipment	0	(187)
Gain on sale of securities	0	(114,829)
Deferred income taxes	25,470	(2,103)
Changes in operating assets and liabilities:
Accounts receivable - trade	509,270	3,406,126
Accounts receivable - other	216,412	137,830
Inventories	(301,967)	289,954
Prepaid expenses and other assets	11,879	(23,657)
Accounts payable	716,833	(990,984)
Accrued liabilities	249,557	(161,820)
Net cash provided by operating activities	2,583,103	3,233,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(129,393)	(109,730)
Proceeds from sale of equipment	0	187
Proceeds from sale of securities	0	169,830
Collection of notes receivable	8,545	18,965
Additions to other assets	(218,938)	(244,027)
Net cash used in investing activities	(339,786)	(164,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(381,249)	(126,249)
Proceeds from exercise of stock options	0	7,275
Payment of dividends	(264,251)	(225,390)
Net cash used in financing activities	(645,500)	(344,364)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,597,817	2,723,994

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	974,284	1,490,357

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,572,101	$4,214,351

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$123,099	$60,129
Cash paid during the period for income taxes	$62,682	$259,030

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)                                  Basis of Presentation.  The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2004.

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

	Three Months Ended October 31,
	2004	2003
BASIC EARNINGS PER SHARE:

Net Income	$672,037	$319,256

Weighted Average Shares Outstanding	7,550,019	7,523,448

Basic Earnings Per Share	$0.09	$0.04

DILUTED EARNINGS PER SHARE:

Net Income	$672,037	$319,256

Weighted Average Shares Outstanding	7,550,019	7,523,448

Shares Issuable from Assumed Conversion of Common Share Options	63,731	10,490
Weighted Average Shares Outstanding, as Adjusted	7,613,750	7,533,938

Diluted Earnings Per Share	$0.09	$0.04

(3)                                  Inventories.  Inventories are summarized as follows:

	October 31, 2004	July 31, 2004

Chemical raw materials and supplies	$2,754,283	$2,348,828
Finished chemical products	4,239,768	4,343,256
	$6,994,051	$6,692,084

(4)                                  Stock-based Compensation.  The pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the three months ended October 31, 2004 is illustrated below:

	Three months ended October 31,
	2004	2003
Net earnings, as reported	$672,037	$319,256

Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,263)	(8,989)

Pro forma net earnings	$651,774	$310,267

Earnings per share:
Basic, as reported	$0.09	$0.04
Basic, pro forma	$0.09	$0.04

Diluted, as reported	$0.09	$0.04
Diluted, pro forma	$0.09	$0.04

(5)                                  Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	October 31, 2004	July 31, 2004
Intangible assets not subject to amortization:

Creosote sales and distribution assets	$4,500,000	$4,500,000
Creosote product registrations	2,018,000	2,018,000
Other creosote related assets	77,604	77,604
Penta product registrations	2,360,000	2,360,000
Rabon product registrations and related assets	3,557,042	3,557,042
Ravap product registration	937,546	937,546

	13,450,192	13,450,192
Intangible assets subject to amortization:

Creosote supply contract	4,000,000	4,000,000
Other Creosote related assets	131,000	131,000
Other Penta related assets	1,254,000	1,254,000
MSMA product registrations and related assets	1,200,000	1,200,000
Other MSMA related assets	97,652	97,652
Licensing agreement	320,000	320,000
Ravap trademark	317,000	317,000
Other Rabon related assets	204,000	204,000
Loan Costs	118,158	118,158
	7,641,810	7,641,810

Total intangible assets	21,092,002	21,092,002

Less accumulated amortization	(4,452,822)	(4,235,979)

	$16,639,180	$16,856,023

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,400,828	$1,182,012
Other	22,448	51,635
	$1,423,276	$1,233,647

Amortization expense was $216,843 and $112,775 for the three months ended October 31, 2004 and 2003, respectively.

(6)                                  Dividends.  Dividends of $264,251 ($0.035 per share) and $225,390 ($0.03 per share) were declared and paid in the first quarter of fiscal 2005 and 2004, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 2004 and 2003, respectively:

	Three Months Ended
	October 31,		Increase/ (Decrease)
	2004	2003
Net sales	$13,594,578	$8,372,110	$5,222,468
Gross profit	$4,235,342	$2,546,204	$1,689,138
Gross profit as a percent of net sales	31.2%	30.4%	0.8%
Net income	$672,037	$319,256	$352,781
Basic earnings per share	$0.09	$0.04	$0.05
Weighted average shares outstanding	7,550,019	7,523,448	26,571

Sales Revenue and Gross Profit

Net sales revenue for the first quarter of fiscal 2005 increased 62.4% as compared with the first quarter of fiscal 2004.  About one third of the increase in sales revenue came from pentachlorophenol (penta) sales.  Our penta products are used principally to treat utility poles.  Penta volume was up primarily because of the effect of our acquisition of the penta distribution business of Wood Protection Products, Inc. in December 2003.  Most of the remainder of the increase in the first quarter of fiscal 2005 over last fiscal year came from increased creosote sales volume caused by strong demand from major railroads for crossties treated with creosote.  In addition, the acquisition of a creosote distribution business in June 2004 had a positive impact on net sales.

We also saw improved net sales revenue in our animal health pesticides and our agricultural chemicals over the prior fiscal year, although most of the sales in these products occurs in the fourth quarter of our fiscal year.

Our net sales revenue for the first quarter of fiscal 2004 and 2003 is presented in the following table:

	Net Sales Revenue, in thousands
	October 31, 2004		October 31, 2003

Wood treating products	$12,811	94.2%	$7,975	95.3%
Other products	784	5.8%	397	4.7%

Total	$13,595	100.0%	$8,372	100.0%

Gross profit increased $1.7 million in the first quarter over the prior year.  Gross profit as a percent of sales improved to 31.2% for the first quarter of this fiscal year from 30.4% for the same quarter of fiscal 2004.  The margin improvement comes primarily from a greater reliance in the first quarter of this fiscal year on lower cost sources of creosote.  Although margins have improved, they will continue to be impacted in fiscal 2005 by the higher penta raw material costs that first began to appear in May, 2002.  Phenol and chlorine costs stabilized at relatively high levels in the fourth quarter of fiscal 2003 but in the fourth quarter of fiscal 2004, prices for these key raw materials began to move upward once again.  We expect penta raw material costs will continue at high levels and put pressure on our margins in fiscal 2005.  Although purchases of penta blocks under a supply contract with the other producer improves our production flexibility, those purchases will also put pressure on penta margins in fiscal 2005.

Selling, General and Administrative Expenses

As a percentage of net revenue, selling, general, and administrative expenses decreased in the first quarter of this fiscal year to 22.2% from 24.8% for the first quarter of the prior fiscal year.  Selling, general and administrative expenses for the first quarter of fiscal 2005 were approximately $946 thousand (45.5%) higher than in the same quarter of the prior fiscal year.  Most of the increase was from higher selling and distribution expense due to greater creosote and penta sales volume, and higher regulatory costs for each of our products.  The addition of a chief operating officer and a new product manager increased executive compensation relative to the prior year.  Amortization of intangibles associated with our fiscal 2004 acquisitions also contributed to the increase over the prior year.

Interest Expense

Interest expense was $126 thousand in the first quarter of fiscal 2005 as compared with $61 thousand in the same quarter of fiscal 2004.  The increase was due to an increase in term loan borrowings to conclude our animal health and wood treating product distribution acquisitions.

Income Taxes

Our effective tax rate was 38% in the first quarter of both fiscal 2005 and 2004.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $2.6 million in the first quarter of fiscal 2005, a decrease of $650 thousand from the same quarter of fiscal 2004.  Net income in the first quarter of fiscal 2005 was up $353 thousand as compared to the same quarter in fiscal 2004.  Trade receivables increased this fiscal quarter on improved penta and creosote sales.  However, that increase was offset this fiscal year by a change in the terms of sales of agricultural chemicals to our distributor.  The changed terms had the effect of lowering outstanding trade receivables significantly at the end of fiscal 2004 as compared with the prior year.  Trade payables increased during this fiscal quarter on inventory purchases made to support higher wood treating chemicals sales.  In fiscal 2004, trade payables declined in the first quarter as result of normal variance in the timing of creosote cargo shipments by one of our suppliers.

Net cash used in investing activities in the first quarter of fiscal 2005 increased $175 thousand over the same quarter of fiscal 2004.  The difference is attributable to $170 thousand in proceeds from the sale of securities in fiscal 2004.

We used $646 thousand in net cash for financing activities in the first quarter of fiscal 2005.  Of that total, $381 thousand was used to make principal payments on our borrowings and $264 thousand was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a revolving credit facility with SouthTrust Bank.  At October 31, 2004, we had not borrowed on that facility and our borrowing base availability was $3.5 million.  The working capital facility was renewed in December 2004 for an additional three years and the borrowing base was increased to $5.0 million.  Management believes that the revolving credit facility, combined with cash flows from operations, adequately provide for the Company’s anticipated need for working capital in fiscal 2005.

Long Term Obligations

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with SouthTrust Bank.  The principal balance of our two term loan facilities with SouthTrust was approximately $12.4 million as of October 31, 2004.  Our purchase of the Rabon product category in December 2002 was provided for by refinancing and increasing the Company’s then existing term loan facility with SouthTrust.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%.  However, in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of October 31, 2004 the principal balance outstanding on that facility was $4.1 million.  Our acquisitions in fiscal 2004 were financed by a second term loan from SouthTrust Bank.  The original principal amount of the second term loan was $6.0 million in December 2003, but the loan was refinanced in June 2004 to reflect an additional $3.0 million advance to fund acquisitions.  The principal amount of that loan is being repaid monthly on a seven year amortization, but the maturity date is June 1, 2009.  The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  The principal amount of the loan was $8.3 million at the end of the first quarter of fiscal 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

Accounting pronouncements that became effective in fiscal 2004 or the first quarter of fiscal 2005, and those that are expected to become effective in the balance of fiscal 2005, did not have, and are not expected to have, any significant effect on our financial position, results of operations or cash flows.

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

Revenue Recognition – We recognize revenue for chemical products sold in the open market at the time of shipment to the customer.

Allowance for Doubtful Accounts - We provide an allowance for accounts receivable we believe we may not collect in full.  A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable that are written off our books decrease the allowance.  The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our future bad debt exposure.  Write offs of accounts receivable balances have been insignificant historically.

Inventories - Inventories consist primarily of raw materials and finished goods that we hold for sale in the ordinary course of business.  We use the first-in, first-out method to value inventories at the lower of cost or market.  Management believes we have not incurred impairments in the carrying value of our inventories.

Goodwill and Other Intangible Assets - The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation methods.  Additionally, SFAS 142 requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis, or if circumstances indicate that an impairment may exist.  Determining fair value and the implied fair value is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. Our estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses.  We have performed impairment analyses on its goodwill and intangible assets of indefinite life which indicated as of July 31, 2004 an impairment charge was not appropriate.

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

Disclosure Regarding Forward Looking Statements

Certain information included or incorporated by reference in this report is forward-looking, including statements contained in “Management’s Discussion and Analysis of Operations.”  It includes statements regarding our intent, belief and current expectations, and our directors and officers.  Forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in these statements.  These risks and uncertainties include, but are not limited to, our ability to maintain existing relationships with long-standing customers, our ability to successfully implement productivity improvements, cost reduction initiatives, facilities expansion and our ability to develop, market and sell new products include uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, technological developments and changes in the competitive environment in which we operate.  Persons reading this report are cautioned that such statements are only predictions and actual events or results may differ materially.  In evaluating such statements, readers should specifically consider the various factors that could cause actual events or results to differ materially from those indicated by the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February, 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future decrease then the value of the swap would decrease.  Conversely, an increase in the financial market’s expectations for future interest rates would cause an increase in the value of the swap.  The swap is recorded currently on the books as a liability.  It is possible that the future expectations for interest rates could increase enough to cause the swap to be recorded no longer as a liability, but as an asset, until the swap expires December 2007.  At October 31, 2005 the market value of the swap was a liability of $10 thousand.

ITEM 4.  CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our Chief Executive

Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not a party to any material legal actions or proceedings, other than routine litigation incidental to the business, and we do not believe any such actions or proceedings will have a material adverse effect on our business, results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no votes of shareholders during the period covered by this report but the annual meeting of the shareholders of the Company was held on November 16, 2004.  At that meeting, the shareholders voted to elect all the nominees for director as follows:

Nominees	Votes For	Votes Against	Abstentions

David L. Hatcher	7,057,874	624	3,000

George W. Gilman	7,057,874	624	3,000

Fred C. Leonard, III	7,058,134	364	3,000

Charles L. Mears	7,058,134	364	3,000

Charles M. Neff, Jr.	7,040,381	18,117	3,000

Richard L. Urbanowski	7,058,134	364	3,000

The shareholders also voted to approve the adoption of the 2004 Long-Term Incentive Plan.  The vote was 6,584,876 for, 364 against and 3,000 abstentions.

ITEM 5.  OTHER INFORMATION.

The Nominating and Corporate Governance Committee will consider recommendations for director made by shareholders for fiscal 2006 if those recommendations are received in writing, addressed to the chairman of the Committee, Mr. Urbanowski, in care of the KMG Chemicals, Inc., at 10611 Harwin, Suite 402, Houston, Texas 77036 by July 31, 2005.  Recommendations by shareholders that are made in accordance with these procedures will receive equal consideration by the committee.  Directors and members of management may also suggest candidates for director.

ITEM 6.  EXHIBITS.

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

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.1	Revolving Loan Agreement dated August 1, 1996 with SouthTrust Bank filed as Exhibit 10.2 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.2	Second Amendment to Revolving Loan Agreement filed as Exhibit 10.10 to the company’s first quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

10.3	Third Amendment to Revolving Loan Agreement filed as Exhibit 10.11 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.4	Fourth Amendment to Revolving Loan Agreement filed as Exhibit 10.19 to the company’s report on Form 8K filed July 10, 1999, incorporated in this report.

10.5	Term Loan Agreement dated June 26, 1998 with SouthTrust Bank filed as Exhibit 10.16 to the company’s report on Form 8K filed July 10, 1998, incorporated in this report.

10.6	Second Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.32 to the company’s report on Form 8K filed December 19, 2003, incorporated in this report.

10.7	Third Amendment to Term Loan Agreement with SouthTrust Bank dated June 8, 2004 filed as Exhibit 10.7 to the company’s 2004 report on Form 10-K filed October 15, 2004, incorporated in this report.*

10.8	Fourth Amendment to Term Loan Agreement with SouthTrust Bank dated July 31, 2004 filed as Exhibit 10.8 to the company’s 2004 report on Form 10-K filed October 15, 2004, incorporated in this report.*

10.9	Guaranty of Payment to SouthTrust Bank by the company filed as Exhibit 10.18 to the company’s report on Form 8K filed July 10, 1998, incorporated in this report.

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

10.15	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.16	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.17	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.*

10.18	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, incorporated in this report.*

10.19	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February 14, 2002, incorporated in this report.

10.21	2004 Long-Term Incentive Compensation Plan.*

21.1	Subsidiaries of the company filed as Exhibit 21.1 to the company’s 2004 report on Form 10-K filed October 15, 2004, incorporated in this report.*

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date:	December 15, 2004
David L. Hatcher, President

By:	/s/ John V. Sobchak	Date:	December 15, 2004
John V. Sobchak,
Chief Financial Officer