Form 10-Q
period 2005-01-31
KMG CHEMICALS INC
filed 2005-03-15
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January  31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of th/e Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s of common stock as of February 28, 2005: 7,575,019 shares of common stock.

Part I. --- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31,	July 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,957,336	$974,284
Accounts receivable:
Trade, net	5,254,408	6,816,922
Other	305,903	493,058
Inventories	7,670,140	6,692,084
Prepaid expenses and other current assets	139,443	304,878
Total current assets	15,327,230	15,281,226

PROPERTY, PLANT AND EQUIPMENT -
Property, plant and equipment	10,945,409	10,592,938
Accumulated depreciation and amortization	(5,461,069)	(4,959,459)
Net property, plant and equipment	5,484,340	5,633,479

DEFERRED TAX ASSET	386,001	457,014
GOODWILL	3,778,434	3,778,313
INTANGIBLE ASSETS, net of accumulated amortization	16,433,785	16,856,023
OTHER ASSETS	1,464,105	1,233,647

TOTAL	$42,873,895	$43,239,702

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,535,156	$5,075,661
Accrued liabilities	636,746	652,181
Current portion of long-term debt	1,559,996	1,529,996
Total current liabilities	6,731,898	7,257,838

LONG-TERM DEBT	10,442,929	11,235,427
OTHER LONG TERM LIABILITIES	187,785	156,436
COMMITMENTS AND CONTINGENCIES
Total liabilities	17,362,612	18,649,701

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized, 7,755,019 shares issued and 7,575,019 shares outstanding at January 31, 2005 and 7,730,019 issued and 7,550,019 outstanding at July 31, 2004.	77,551	77,301
Additional paid-in capital	3,733,330	3,671,080
Treasury stock, at cost (180,000 shares at January 31, 2005 and July 31, 2004)	(900,000)	(900,000)
Accumulated other comprehensive income	25,314	18,096
Retained earnings	22,575,088	21,723,524
Total stockholders’ equity	25,511,283	24,590,001

TOTAL	$42,873,895	$43,239,702

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

NET SALES	$12,476,804	$8,536,767	$26,071,381	$16,908,877

COST OF SALES	8,301,326	6,108,027	17,660,562	11,933,933

Gross Profit	4,175,478	2,428,740	8,410,819	4,974,944

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,326,022	2,566,039	6,350,258	4,643,803

Operating income (loss)	849,456	(137,299)	2,060,561	331,141

OTHER INCOME (EXPENSE):
Interest & dividend income	11,253	6,750	19,766	16,204
Interest expense	(137,232)	(86,160)	(263,210)	(146,755)
Gain on sale of securities			0	114,829
Other	(7,706)	(10,893)	(17,415)	(28,092)

Total other income (expense)	(133,685)	(90,303)	(260,859)	(43,814)

INCOME (LOSS) BEFORE INCOME TAX	715,771	(227,602)	1,799,702	287,327

Provision for income tax	(271,993)	86,489	(683,887)	(109,184)

NET INCOME (LOSS)	$443,778	$(141,113)	$1,115,815	$178,143

EARNINGS (LOSS) PER SHARE:
Basic	$0.06	$(0.02)	$0.15	$0.02
Diluted	$0.06	$(0.02)	$0.14	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,552,193	7,550,019	7,551,106	7,536,935
Diluted	7,928,597	7,550,019	7,779,667	7,608,127

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER		TOTAL
	SHARES	PAR	PAID-IN	TREASURY	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	ISSUED	VALUE	CAPITAL	STOCK	INCOME	EARNINGS	EQUITY
BALANCE AT JULY 31, 2003	7,692,981	76,930	3,365,976	(900,000)	73,753	20,412,050	23,028,709
Cash dividends						(451,890)	(451,890)
Employee options exercised	37,038	371	6,904				7,275
Value of options issued for WPP acquisition			298,200				298,200
Net income						1,763,364	1,763,364
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $62,919)					(70,230)		(70,230)
Change in unrealized gain on interest rate swap (net of taxes of $9,109)					14,573		14,573
BALANCE AT JULY 31, 2004	7,730,019	77,301	3,671,080	(900,000)	18,096	21,723,524	24,590,001

Cash dividends						(264,251)	(264,251)
Options exercised	25,000	250	62,250				62,500
Net income						1,115,815	1,115,815
Change in unrealized gain (loss) on interest rate swap (net of taxes of $4,423)					7,218		7,218
BALANCE AT JANAURY 31, 2005	7,755,019	$77,551	$3,733,330	$(900,000)	$25,314	$22,575,088	$25,511,283

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,115,815	$178,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	926,807	769,802
Bad debt expense	30,000	20,000
Gain (loss) on sale of equipment	714	(2,072)
Gain on sale of securities	0	(114,829)
Deferred income taxes	78,230	(66,143)
Unrealized gain on securities held for sale
Changes in operating assets and liabilities:
Accounts receivable - trade	1,532,514	2,270,408
Accounts receivable - other	183,665	(62,277)
Inventories	(978,056)	(394,271)
Prepaid expenses and other assets	151,194	79,569
Accounts payable	(540,505)	(1,153,491)
Accrued liabilities	7,763	(791,800)
Net cash provided by operating activities	2,508,141	733,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(356,143)	(230,801)
Product line purchases		(6,194,598)
Proceeds from sale of equipment	0	2,072
Proceeds from sale of securities	0	169,830
Collection of notes receivable	14,241	27,510
Additions to other assets	(218,938)	(299,728)
Net cash used in investing activities	(560,840)	(6,525,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	0	6,348,000
Principal payments on borrowings	(762,498)	(449,498)
Proceeds from exercise of stock options	62,500	7,275
Payment of dividends	(264,251)	(225,390)
Net cash provided by (used in) financing activities	(964,249)	5,680,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	983,053	(112,289)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	974,284	1,490,357

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,957,336	$1,378,068

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$253,740	$131,379
Cash paid during the period for income taxes	$726,168	$527,657

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

(2)           Earnings Per Share.  Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares.  The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
BASIC EARNINGS PER SHARE
Net income (loss)	$443,778	$(141,113)	$1,115,815	$178,143
Weighted average shares outstanding	7,552,193	7,550,019	7,551,106	7,536,935
Basic earnings (loss) per share	$0.06	$(0.02)	$0.15	$0.02

DILUTED EARNINGS PER SHARE
Net income (loss)	$443,778	$(141,113)	$1,115,815	$178,143
Weighted average shares outstanding	7,552,193	7,550,019	7,551,106	7,536,935
Shares issuable from assumed conversion of common share options	376,404	—	228,561	71,192
Weighted average shares outstanding	7,928,597	7,550,019	7,779,667	7,608,127
Diluted earnings (loss) per share	$0.06	$(0.02)	$0.14	$0.02

 (3)          Inventories.  Inventories are summarized as follows:

	Janaury 31,	July 31,
	2005	2004

Chemical raw materials and supplies	$3,006,254	$2,348,828
Finished chemical products	4,663,886	4,343,256

	$7,670,140	$6,692,084

(4)           Stock-based Compensation.  The pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the three and  six months ended January 31, 2005 and 2004 is illustrated below:

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004
Net earnings (loss), as reported	$443,778	$(141,113)	$1,115,815	$178,143

Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(193,504)	(103,773)	(213,767)	(112,762)

Pro forma net earnings (loss)	$250,274	$(244,886)	$902,048	$65,381

Earnings (loss) per share:
Basic, as reported	$0.06	$(0.02)	$0.15	$0.02
Basic, pro forma	$0.03	$(0.03)	$0.12	$0.01

Diluted, as reported	$0.06	$(0.02)	$0.14	$0.02
Diluted, pro forma	$0.03	$(0.03)	$0.12	$0.01

(5)           Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	January 31,	July 31,
	2005	2004
Intangible assets not subject to amortization:

Creosote sales and distribution assets	$4,500,000	$4,500,000
Creosote product registrations	2,018,000	2,018,000
Other creosote related assets	77,604	77,604
Penta product registrations	2,360,000	2,360,000
Rabon product registrations and related assets	3,557,042	3,557,042
Ravap product registration	937,546	937,546

	13,450,192	13,450,192

Intangible assets subject to amortization:

Creosote supply contract	4,000,000	4,000,000
Other Creosote related assets	131,000	131,000
Other Penta related assets	1,254,000	1,254,000
MSMA product registrations and related assets	1,200,000	1,200,000
Other MSMA related assets	97,652	97,652
Licensing agreement	320,000	320,000
Ravap trademark	317,000	317,000
Other Rabon related assets	204,000	204,000
Loan Costs	118,158	118,158
	7,641,810	7,641,810

Total intangible assets	21,092,002	21,092,002

Less accumulated amortization	(4,658,217)	(4,235,979)

	$16,433,785	$16,856,023

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,400,828	$1,182,012
Other	63,277	51,635
	$1,464,105	$1,233,647

Amortization expense was $205,396 and $422,238 for the three and six month periods ended January 31, 2005, respectively, and $154,379 and $267,153 for the three and six month periods ended January 31, 2004, respectively.

(6)           Dividends.  Dividends of $264,251 ($0.035 per share) and $225,390 ($0.03 per share) were declared and paid in the first quarter of fiscal 2005 and 2004, respectively.  No further dividends were declared or paid in the second quarter of fiscal 2005 or 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three and six month periods ended January 31, 2005 and 2004:

	Three Months Ended			Six Months Ended
	January 31,		Increase /	January 31,		Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Net sales	$12,476,804	$8,536,767	$3,940,037	$26,071,381	$16,908,877	$9,162,504
Gross profit	$4,175,478	$2,428,740	$1,746,738	$8,410,819	$4,974,944	$3,435,875
Gross profit as a percent of net sales	33.5%	28.5%	5.0%	32.3%	29.4%	2.8%
Net income (loss) per share	$443,778	(141,113)	$584,891	$1,115,815	$178,143	$937,672
Basic earnings (loss) per share	$0.06	(0.02)	$0.08	$0.15	$0.02	$0.13
Weighted average shares outstanding	7,552,193	7,550,019	2,174	7,551,106	7,536,935	14,171

Sales Revenue and Gross Profit

Net sales revenue for the second quarter of fiscal 2005 increased 46.2% as compared with the second quarter of fiscal 2004.  Net sales revenue for the first six months of fiscal 2005 increased 54.2% over the prior year period.  In both the second quarter of fiscal 2005 and for the first six months, more than 40% of the increase in sales revenue over the prior year periods came from pentachlorophenol (penta) sales.  Our penta products are used principally to treat utility poles.  Penta volume was up primarily because of the effect of our acquisition of the penta distribution business of Wood Protection Products, Inc. in December 2003.  Most of the remainder of the increase in the second quarter and in the first six months of fiscal 2005 over the same periods in fiscal 2004 came from increased creosote sales volume.  Our volume increased in both periods on continuing strong demand from major railroads for crossties treated with creosote, and also because of our acquisition of a creosote distribution business in June 2004.

We also saw improved net sales revenue in our animal health pesticides and our agricultural chemicals over the prior fiscal year, particularly because one major animal health products customer accelerated the timing of its purchase for the season.  Most of the sales in our animal health pesticides and in our agricultural chemical occur in the second half of our fiscal year.

Our net sales revenue for the second quarter and the first six months of fiscal 2005 and 2004 is presented in the following table:

	Net Sales Revenue (in thousands)

	Three Months Ended				Six Months Ended
	January 31,				January 31,
	2005		2004		2005		2004

Wood treating products	$11,143	89.3%	$8,106	95.0%	$23,954	91.9%	$16,081	95.1%
Other products	1,334	10.7%	431	3.5%	2,117	8.1%	828	4.9%

	$12,477	100.0%	$8,537	98.4%	$26,071	100.0%	$16,909	100.0%

Gross profit increased $1.7 million in the second quarter of fiscal 2005 over the second quarter of the prior year and increased $3.4 in the first six months of fiscal 2005 over the prior year period.  Gross profit as a percent of sales improved to 33.5% for the second quarter of this fiscal year from 28.5% for the same quarter of fiscal 2004.  The margin improvement holds up over the six-month period as well, 32.3% gross margin in fiscal 2005 as compared with 29.4% in fiscal 2004.  The margin improvement comes primarily from a greater reliance in this fiscal year on lower cost sources of creosote, and on the effect of calendar year end volume incentives from one supplier.  Although margins have improved, they will continue to be impacted in fiscal 2005 by the higher penta raw material costs that first began to appear in May, 2002.  Phenol and chlorine costs stabilized at relatively high levels in the fourth quarter of fiscal 2003 but in the fourth quarter of fiscal 2004, prices for these key raw materials began to move upward once again.  We now spend over $1.5 million more for penta raw materials annually than our average cost in the last five years.  We have not been able to fully pass along the increased cost of penta raw materials, and our margins on penta products have suffered.  We expect penta raw material costs will continue at high levels maintaining pressure on our margins throughout fiscal 2005.

Selling, General and Administrative Expenses

As a percentage of net revenue, selling, general, and administrative expenses decreased in the second quarter of this fiscal year to 26.7% from 30.1% for the second quarter of the prior fiscal year.  Those expenses also decreased as a percentage of net revenue for the six-month comparison, declining to 24.4% this fiscal year from 27.5% for the last fiscal year.  Selling, general and administrative expenses for the second quarter of fiscal 2005 were approximately $760 thousand (29.6%) higher than in the same quarter of the prior fiscal year.  For the six-month period, the increase over the prior year was $1.7 million (36.7%).  Most of the increase was from higher selling and distribution expense due to greater creosote and penta sales volume, and higher regulatory costs for each of our products.  The addition of a chief operating officer and a new product manager increased executive compensation relative to the prior year.  Amortization of intangibles associated with our fiscal 2004 acquisitions also contributed to the increase over the prior year.

Interest Expense

Interest expense was $137 thousand in the second quarter of fiscal 2005 as compared with $86 thousand in the same quarter of fiscal 2004.  Over the first six months, interest expense increased to $263 thousand from $147 thousand from the prior year.  The increase was due to an increase in term loan borrowings to conclude our animal health and wood treating product distribution acquisitions.

Income Taxes

Our effective tax rate was 38% in the second quarter and in the first six months of both fiscal 2005 and 2004.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $2.5 million since the beginning of fiscal 2005.  Net income of $1.1 million, a decrease of $1.5 million in trade receivables, and depreciation and amortization of $927 thousand were the primary contributors to net cash thus far in fiscal 2005.  These factors were partially offset by a decline in trade payables due to normal variance in the timing of creosote cargo shipments by one of our suppliers.  In fiscal 2004, net cash from operating activities was $733 thousand on net income of $178 thousand.

Net cash used in investing activities in the first six months of fiscal 2005 was $561 thousand.  Net cash used in investing activities in the same period of fiscal 2004 was significantly higher at $6.5 million due to the purchase of a penta distribution business in December 2003.

We used $964 thousand in net cash for financing activities in the first six months of fiscal 2005.  Of that total, $762 thousand was used to make principal payments on our borrowings and $264 thousand was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.  In fiscal 2004, net cash used in financing activities increased $5.7 million on borrowings, primarily to consummate the acquisition of a penta distribution business.

Working Capital

We have a working capital line of credit under a revolving credit facility with SouthTrust Bank.  At January 31, 2005, we had not borrowed on that facility and our borrowing base availability was $5.0 million.  The working capital facility was renewed in December 2004 for an additional three years and the borrowing base was increased from $3.5 million to $5.0 million.  Management believes that the revolving credit facility, combined with cash flows from operations, adequately provide for the Company’s anticipated need for working capital in fiscal 2005.

Long Term Obligations

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with SouthTrust Bank.  The principal balance of our two term loan facilities with SouthTrust was approximately $12.0 million as of January 31, 2005.  Our purchase of the Rabon product category in December 2002 was provided for by refinancing and increasing the Company’s then existing term loan facility with SouthTrust.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%.  However, in February 2003, the Company entered into an interest rate swap transaction with SouthTrust which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of January 31, 2005 the principal balance outstanding on that facility was $4.0 million.  Our acquisitions in fiscal 2004 were financed by a second term loan from SouthTrust Bank.  The original principal amount of the second term loan was $6.0 million in December 2003, but the loan was refinanced in June 2004 to reflect an additional $3.0 million advance to fund acquisitions.  The principal amount of that loan is being repaid monthly on a seven year amortization schedule, but the maturity date is June 1, 2009.  The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  Interest was changed to LIBOR plus 2.0% on December 1, 2004.  The principal amount of the loan was $8.0 million at the end of the second quarter of fiscal 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

Accounting pronouncements that became effective in fiscal 2004 or the first six months of fiscal 2005, and those that are expected to become effective in the balance of fiscal 2005, did not have, and are not expected to have, any significant effect on our financial position, results of operations or cash flows.

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

Revenue Recognition — We recognize revenue for chemical products sold in the open market at the time of shipment to the customer.

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

Goodwill and Other Intangible Assets - The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation methods.  Additionally, SFAS 142 requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis, or if circumstances indicate that impairment may exist.  Determining fair value and the implied fair value is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. Our estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses.  We have performed impairment analyses on its goodwill and intangible assets of indefinite life which indicated as of July 31, 2004 an impairment charge was not appropriate.

Impairment of Long-lived Assets - Periodically we review the carrying value of our long-lived assets held and used and assets to be disposed of at least annually or when events and circumstances warrant such a review.  The carrying value of long-lived assets is evaluated for potential impairment on a product line basis.  We have concluded on the basis of our evaluation that the long lived assets are not impaired.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February, 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future decrease then the value of the swap would decrease.  Conversely, an increase in the financial market’s expectations for future interest rates would cause an increase in the value of the swap.  The swap is recorded currently on the books as an asset.  It is possible that the future expectations for interest rates could change enough to cause the swap to cease being recorded as an asset, and to be recorded as a liability.  The swap expires December 2007.  At January 31, 2005 the market value of the swap was an asset of $41 thousand.

ITEM 4.  CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II --- OTHER INFORMATION

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

31.1 - 31.2                                            Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32.1 - 32.2                                            Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date: March 15, 2005
David L. Hatcher,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date: March 15, 2005
John V. Sobchak,
Chief Financial Officer