Form 10-Q
period 2005-04-30
KMG CHEMICALS INC
filed 2005-06-14
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April  30, 2005

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

Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s of common stock as of May 31, 2005: 8,785,019 shares of common stock.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2005	July 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,911,759	$974,284
Accounts receivable:
Trade, net	7,502,401	6,816,922
Other	225,338	493,058
Inventories	8,359,521	6,692,084
Prepaid expenses and other current assets	389,770	304,878
Total current assets	23,388,789	15,281,226

PROPERTY, PLANT AND EQUIPMENT -
Property, plant and equipment	10,871,134	10,592,938
Accumulated depreciation and amortization	(5,719,241)	(4,959,459)
Net property, plant and equipment	5,151,893	5,633,479

DEFERRED TAX ASSET	315,036	457,014
GOODWILL	3,778,434	3,778,313
INTANGIBLE ASSETS, net of accumulated amortization	16,231,409	16,856,023
OTHER ASSETS	1,486,538	1,233,647

TOTAL	$50,352,099	$43,239,702

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,544,791	$5,075,661
Accrued liabilities	998,746	652,181
Current portion of long-term debt	1,574,996	1,529,996
Total current liabilities	8,118,533	7,257,838

LONG-TERM DEBT	10,046,680	11,235,427
OTHER LONG TERM LIABILITIES	203,460	156,436
COMMITMENTS AND CONTINGENCIES

Total liabilities	18,368,673	18,649,701

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized, 8,955,019 shares issued and 8,785,019 shares outstanding at April 30, 2005 and 7,730,019 issued and 7,550,019 outstanding at July 31, 2004.	89,551	77,301
Additional paid-in capital	9,348,401	3,671,080
Treasury stock, at cost (170,000 shares at April 30, 2005 and 180,000 shares at July 31, 2004)	(850,000)	(900,000)
Accumulated other comprehensive income	39,223	18,096
Retained earnings	23,356,251	21,723,524
Total stockholders’ equity	31,983,426	24,590,001

TOTAL	$50,352,099	$43,239,702

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

NET SALES	$15,353,947	$12,423,676	$41,425,328	$29,332,552

COST OF SALES	10,670,657	8,727,443	28,331,219	20,661,376

Gross Profit	4,683,290	3,696,233	13,094,109	8,671,176

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,863,236	2,534,691	9,213,495	7,178,497

Operating income	1,820,054	1,161,542	3,880,614	1,492,679

OTHER INCOME (EXPENSE):
Interest & dividend income	13,953	4,740	33,719	20,944
Interest expense	(138,545)	(97,223)	(401,755)	(243,979)
Gain on sale of securities			0	114,829
Other	(7,891)	(18,595)	(25,306)	(46,687)

Total other income (expense)	(132,483)	(111,078)	(393,342)	(154,893)

INCOME BEFORE INCOME TAX	1,687,571	1,050,464	3,487,272	1,337,786

Provision for income tax	(641,281)	(399,175)	(1,325,169)	(508,358)

NET INCOME	$1,046,290	$651,289	$2,162,103	$829,428

EARNINGS PER SHARE:
Basic	$0.14	$0.09	$0.28	$0.11
Diluted	$0.13	$0.08	$0.27	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,710,974	7,550,019	7,603,224	7,541,233
Diluted	8,131,226	7,704,343	7,907,389	7,640,924

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER		TOTAL
	SHARES	PAR	PAID-IN	TREASURY	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	ISSUED	VALUE	CAPITAL	STOCK	INCOME	EARNINGS	EQUITY

BALANCE AT JULY 31, 2003	7,692,981	76,930	3,365,976	(900,000)	73,753	20,412,050	23,028,709
Cash dividends						(451,890)	(451,890)
Employee options exercised	37,038	371	6,904				7,275
Value of options issued for WPP acquisition			298,200				298,200
Comprehensive income:
Net income						1,763,364	1,763,364
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $62,919)					(70,230)		(70,230)
Change in unrealized gain on interest rate swap (net of taxes of $9,109)					14,573		14,573
Total comprehensive inome					(55,657)	1,763,364	1,707,707
BALANCE AT JULY 31, 2004	7,730,019	77,301	3,671,080	(900,000)	18,096	21,723,524	24,590,001

Cash dividends						(529,376)	(529,376)
Options exercised	25,000	250	62,250				62,500
Shares issued in stock placement	1,200,000	12,000	5,665,071				5,677,071
10,000 treasury shares issued			(50,000)	50,000
Comprehensive income:
Net income						2,162,103	2,162,103
Change in unrealized gain on interest rate swap (net of taxes of $12,949)					21,127		21,127
Total comprehensive inome					21,127	2,162,103	2,183,230
BALANCE AT APRIL 30, 2005	8,955,019	$89,551	$9,348,401	$(850,000)	$39,223	$23,356,251	$31,983,426

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,162,103	$829,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,438,057	1,202,184
Bad debt expense	45,000	40,000
Gain (loss) on sale of equipment	1,068	(2,072)
Gain on sale of securities	0	(114,829)
Deferred income taxes	141,978	(8,030)
Changes in operating assets and liabilities:
Accounts receivable - trade	(730,479)	832,094
Accounts receivable - other	264,230	(29,176)
Inventories	(1,667,437)	(709,918)
Prepaid expenses and other assets	(99,133)	(150,450)
Accounts payable	469,130	470,210
Accrued liabilities	384,134	(967,162)
Net cash provided by operating activities	2,408,651	1,392,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(442,519)	(550,828)
Product line purchases		(6,194,598)
Proceeds from insurance claim	110,512	0
Proceeds from sale of equipment	2,500	105,072
Proceeds from sale of securities	0	169,830
Collection of notes receivable	14,241	36,055
Additions to other assets	(222,357)	(384,028)
Net cash used in investing activities	(537,623)	(6,818,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	0	6,348,000
Principal payments on borrowings	(1,143,748)	(962,746)
Proceeds from stock placement (net of expenses of $322,929)	5,677,071	0
Proceeds from exercise of stock options	62,500	7,274
Payment of dividends	(529,376)	(451,891)
Net cash provided by financing activities	4,066,447	4,940,637

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,937,475	(485,581)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	974,284	1,490,357

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,911,759	$1,004,776

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$394,713	$228,917
Cash paid during the period for income taxes	$1,041,650	$701,741

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
BASIC EARNINGS PER SHARE
Net income	$1,046,290	$651,289	$2,162,103	$829,428
Weighted average shares outstanding	7,710,974	7,550,019	7,603,224	7,541,233
Basic earnings per share	$0.14	$0.09	$0.28	$0.11

DILUTED EARNINGS PER SHARE
Net income	$1,046,290	$651,289	$2,162,103	$829,428
Weighted average shares outstanding	7,710,974	7,550,019	7,603,224	7,541,233
Shares issuable from assumed conversion of common share options	420,252	154,324	304,165	99,691
Weighted average shares outstanding	8,131,226	7,704,343	7,907,389	7,640,924
Diluted earnings per share	$0.13	$0.08	$0.27	$0.11

(3)           Inventories.  Inventories are summarized as follows:

	April 30, 2005	July 31, 2004

Chemical raw materials and supplies	$2,276,497	$2,348,828
Finished chemical products	6,083,024	4,343,256

	$8,359,521	$6,692,084

(4)           Stock-based Compensation.  The pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the three and nine months ended April 30, 2005 and 2004 is illustrated below:

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004

Net earnings, as reported	$1,046,290	$651,289	$2,162,103	$829,428

Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,263)	(20,295)	(234,031)	(133,047)

Pro forma net earnings	$1,026,027	$630,994	$1,928,072	$696,381

Earnings per share:
Basic, as reported	$0.14	$0.09	$0.28	$0.11
Basic, pro forma	$0.13	$0.08	$0.25	$0.09

Diluted, as reported	$0.13	$0.08	$0.27	$0.11
Diluted, pro forma	$0.13	$0.08	$0.24	$0.09

(5)           Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	April 30, 2005	July 31, 2004

Intangible assets not subject to amortization:

Creosote product registrations	$6,518,000	$6,518,000
Other Creosote related assets	77,604	77,604
Penta product registrations	2,360,000	2,360,000
Rabon product registrations and related assets	3,557,042	3,557,042
Ravap product registration	937,546	937,546

	13,450,192	13,450,192

Intangible assets subject to amortization:

Creosote supply contract	4,000,000	4,000,000
Other Creosote related assets	131,000	131,000
Other Penta related assets	1,254,000	1,254,000
MSMA product registrations and related assets	1,297,652	1,297,652
Sodium Penta licensing agreement	320,000	320,000
Ravap trademark	317,000	317,000
Other Rabon related assets	204,000	204,000
Loan Costs	121,577	118,158
	7,645,229	7,641,810

Total intangible assets	21,095,421	21,092,002

Less accumulated amortization	(4,864,012)	(4,235,979)

	$16,231,409	$16,856,023

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,400,828	$1,182,012
Other	85,710	51,635
	$1,486,538	$1,233,647

Amortization expense was $205,795 and $628,033 for the three and nine month periods ended April 30, 2005, respectively, and $179,524 and $446,677 for the three and nine month periods ended April 30, 2004, respectively.

(6)           Dividends.  Dividends of $264,251 ($0.035 per share) and $225,390 ($0.03 per share) were declared and paid in the first quarter of fiscal 2005 and 2004, respectively.  Dividends of $265,125 ($0.035 per share) and $226,500 ($0.03 per share) were declared and paid in the third quarter of fiscal 2005 and 2004, respectively.

(7)                                  Subsequent Events.

On June 7, 2005 the Company purchased certain penta assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical Company.  Penta is used by wood treating companies to treat utility poles to protect them from attack by mold, mildew, fungus and insects.  The penta assets were acquired by Basic Chemicals Company from Vulcan Materials Company immediately prior to our purchase of them.  The penta assets were acquired by Basic Chemicals Company as part of a larger purchase of the chemicals business of Vulcan Materials Company.  Basic Chemicals Company chose not to continue in the penta business, and sold certain penta assets to us.

The acquisition consisted primarily of Vulcan’s penta product registrations in the United States and Canada, related scientific data, and other intangible assets.  The Company also purchased penta manufacturing equipment, some of which will be used as spare parts and back-up for our penta plant in Matamoros, Mexico.  The Company paid $3 million in cash at closing and signed a $10 million promissory note, payable in equal annual principal installments over five years at a fixed interest rate of 4%.  Additionally, the Company purchased $430,780 of finished product inventory.

The following table summarizes the total amount paid for the acquisition:

Cash down payment for the acquired assets	$3,000,000
Penta inventory purchased at closing	430,780
Total cash paid in fiscal 2005	$3,430,780

Seller note (five year term at a fixed 4% interest rate)	$10,000,000
Total consideration paid excluding closing costs	$13,430,780

The Company is in the process of conducting an analysis to determine the appropriate allocation of the purchase price among the acquired assets, but it expects that less than $200,000 will be allocated to equipment and the balance will be allocated to the purchased inventory and intangible assets, primarily the product registrations.  The product registrations have an indefinite life, and would be subject to annual impairment testing under SFAS 142, rather than a scheduled amortization.

The Company’s penta sales are expected to increase by over $3 million annually due to the closure of Vulcan’s penta plant.  Additionally, the Company was under a long-term agreement to purchase a minimum of 4 million pounds per year of penta from Vulcan for formulation and distribution.  The Company will now produce that volume at our Mexico plant, which will lower the Company’s average unit cost of penta.  Management estimates that the combined effect of greater penta revenue and lower unit costs will increase the Company’s gross profits by over $3.8 million in fiscal 2006.

On June 7, 2005, the Company amended our existing term and revolving loan agreements with Wachovia Bank, National Association, which had earlier acquired our former lender, SouthTrust Bank.  The Fifth Amendment to Term Loan Agreement and the Tenth Amendment to Revolving Loan Agreement eliminate the requirement that the Company maintain a minimum tangible net worth, and eliminate the requirement that we maintain an agreed ratio of liabilities to tangible net worth.  In addition, the amendments revise the Company’s required coverage ratio of debt to earnings before interest, taxes, and depreciation.  The amendments now require a coverage ratio of funded debt to earnings before interest, taxes, and depreciation of not greater than 3.0 to 1.0 as of July 31, 2005 and October 31, 2005, and not greater than 2.75 to 1.0 as of January 31, 2006 and at all times thereafter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth our net sales and certain other financial data, including the amount of the change between the three and nine month periods ended April 30, 2005 and 2004:

	Three Months Ended April 30,		Increase /	Nine Months Ended April 30,		Increase /
	2005	2004	(Decrease)	2005	2004	(Decrease)
Net sales	$15,353,947	$12,423,676	$2,930,271	$41,425,328	$29,332,552	$12,092,776
Gross profit	$4,683,290	$3,696,233	$987,057	$13,094,109	$8,671,176	$4,422,933
Gross profit as a percent of net sales	30.5%	29.8%	0.7%	31.6%	29.6%	2.0%
Net income	$1,046,290	$651,289	$395,001	$2,162,103	$829,428	$1,332,675
Basic earnings per share	$0.14	$0.09	$0.05	$0.28	$0.11	$0.17
Weighted average shares outstanding	7,710,974	7,550,019	160,955	7,603,224	7,541,233	61,991

Sales Revenue and Gross Profit

Net sales revenue for the third quarter of fiscal 2005 increased 23.6% as compared with the third quarter of fiscal 2004.  Net sales revenue for the first nine months of fiscal 2005 increased 41.2% over the prior year period.

For the quarter, more than one-half of the improvement over the prior year period came from increased creosote sales revenue, primarily on greater volume.  Greater creosote revenues accounted for slightly less than one-half of the increase in the first nine months of fiscal 2005 as compared with the prior year, again primarily because of greater volume.  We have continued to experience strong demand from major railroads for crossties treated with creosote, and we have increased sales volume from the additional creosote distribution we acquired in June 2004.  We estimate that the additional creosote distribution adds approximately $3 million to annual revenue.  Almost 15% of the total increase in net sales in the third quarter, as compared with the same quarter of the prior year, was from increased penta products sales, and one-third of the increase in the first nine months came from penta products.  Our penta products are used principally to treat utility poles.  Penta volume was up primarily because of the effect of our acquisition of the penta distribution business of Wood Protection Products, Inc. in December 2003.  We believe that acquisition adds approximately $6 million to annual revenue.

The balance of the net sales revenue increase in the third quarter was from agricultural chemicals, but for the first nine months of fiscal 2005 the increase came about equally from improved sales of both our animal health pesticides and our agricultural chemicals.  Sales of our agricultural chemicals and our animal health pesticides are seasonal, and occur primarily in the second half of our fiscal year.  Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.  Weather patterns can have an impact on our sales, particularly sales of agricultural products.  The end user of some of our products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability.  The combined revenues from products subject to seasonal variations represent less than 20% of our total annual revenues.

Our net sales revenue for the third quarter and the first nine months of fiscal 2005 and 2004 is presented in the following table:

	Net Sales Revenue (in thousands)
	Three Months Ended April 30,				Nine Months Ended April 30,
	2005		2004		2005		2004

Wood treating products	$12,068	78.6%	$10,012	80.6%	$36,022	87.0%	$26,092	89.0%
Other products	3,286	21.4%	2,411	19.4%	5,403	13.0%	3,241	11.0%

	$15,354	100.0%	$12,424	100.0%	$41,425	100.0%	$29,333	100.0%

Gross profit increased $987 thousand in the third quarter of fiscal 2005 over the third quarter of the prior year, and increased $4.4 million in the first nine months of fiscal 2005 over the prior year period.  Gross profit as a percent of sales improved to 30.5% for the third quarter of this fiscal year from 29.8% for the same quarter of fiscal 2004.  The margin improvement holds up over the nine-month period as well, 31.6% gross margin in fiscal 2005 as compared with 29.6% in fiscal 2004.  Other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

The margin improvement came primarily from creosote price increases, but increased agricultural chemical prices and improved operating efficiency in our agricultural chemical plant also had a significant impact.  Although margins have improved, they will continue to be impacted in fiscal 2005 by high penta raw material costs.  Spending on penta raw materials (chlorine and phenol) now exceeds our average cost in the last five years by more than $1.5 million per year.  We have not been able to pass along the entire increased cost of these raw materials, and our margins on penta products have suffered.  We expect penta raw material costs will continue at high levels maintaining pressure on our margins throughout fiscal 2005.

Selling, General and Administrative Expenses

As a percentage of net revenue, selling, general, and administrative expenses decreased in the third quarter of this fiscal year to 18.6% from 20.4% for the third quarter of the prior fiscal year.  Those expenses also decreased as a percentage of net revenue for the nine-month comparison, declining to 22.2% this fiscal year from 24.5% for the last fiscal year.

Selling, general and administrative expenses for the third quarter of fiscal 2005 were approximately $329 thousand (13.0%) higher than in the same quarter of the prior fiscal year.  For the nine-month period, the increase over the prior year was $2.0 million (28.3%).  About $270 thousand of the increase in the third quarter, and $1.3 million over the first nine months, was from higher selling and distribution expense due to greater creosote and penta sales volume.  Performance based incentive compensation and the addition of a chief operating officer have increased executive expenses relative to the prior year periods, approximately $131 thousand for the third quarter comparison and $411 thousand for the first nine months.  Amortization of intangibles associated with our fiscal 2004 acquisitions also contributed approximately $26 thousand to the increase in the third quarter over the prior year, and $181 thousand of the increase for nine months’ comparison.

Interest Expense

Interest expense was $139 thousand in the third quarter of fiscal 2005 as compared with $97 thousand in the same quarter of fiscal 2004.  Over the first nine months of this fiscal year, interest expense increased to $402 thousand from $244 thousand from the prior year.  The increase was due to an increase in term loan borrowings to conclude our animal health and wood treating product distribution acquisitions.

Income Taxes

Our effective tax rate was 38% in the third quarter and in the first nine months of both fiscal 2005 and 2004.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $2.4 million since the beginning of fiscal 2005.  Net income of $2.2 million, an increase of $730 thousand in trade receivables, and depreciation and amortization of $1.4 million were the primary contributors to net cash thus far in fiscal 2005.  These factors were partially offset by a decline in trade payables due to normal variance in the timing of creosote cargo shipments by one of our suppliers.  In fiscal 2004, net cash from operating activities was $1.4 million on net income of $829 thousand.

Net cash used in investing activities in the first nine months of fiscal 2005 was $538 thousand.  Net cash used in investing activities in the same period of fiscal 2004 was significantly higher at $6.8 million due to the purchase of a penta distribution business in December 2003.

In the first nine months of fiscal 2005, $4.1 million in net cash was provided by financing activities.  Of that amount, $5.7 million was net proceeds of the private placement of 1,200,000 shares of common stock.  See, Item 2 - ”Unregistered Sales of Equity Securities and the Use of Proceeds.”  From cash flow from financing activities, $1.1 million was used to make principal payments on our borrowings and $529 thousand was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.  In fiscal 2004, $4.9 million in net cash was provided by financing activities, primarily from borrowings incurred to consummate the acquisition of a penta distribution business.

Working Capital

We have a working capital line of credit under a revolving credit facility with Wachovia Bank, National Association (which acquired our former lender, SouthTrust Bank).  At April 30, 2005, we had not borrowed on that facility and our borrowing base availability was $5.0 million.  The working capital facility was renewed in December 2004 for an additional three years and the borrowing base was increased from $3.5 million to $5.0 million.  Management believes that the revolving credit facility, combined with cash flows from operations, adequately provide for the Company’s anticipated need for working capital in fiscal 2005.

Long Term Obligations

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank.  The principal balance of our two term loan facilities with Wachovia was approximately $11.6 million as of April 30, 2005.  Our purchase of the Rabon product category in December 2002 was provided for by refinancing and increasing our then existing term loan facility.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of April 30, 2005 the principal balance outstanding on that facility was $3.9 million.  Our acquisitions in fiscal 2004 were financed by a second term loan from Wachovia Bank.  The original principal amount of the second term loan was $6.0 million in December 2003, but the loan was refinanced in June 2004 to reflect an additional $3.0 million advance to fund acquisitions.  The principal amount of that loan is being repaid monthly on a seven year amortization schedule, but the maturity date is June 1, 2009.  The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  Interest was changed to LIBOR plus 2.0% on December 1, 2004.  The principal amount of the loan was $7.7 million at the end of the third quarter of fiscal 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

In December 2004, the FASB re-issued SFAS No. 123 “Share Based Payments,” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company, such as stock options and restricted stock.  SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair value based method.  We currently account for stock-based compensation using the intrinsic method pursuant to APB Opinion No. 25.  SFAS 123R requires that all stock-based payments to employees, including grants of stock options and restricted stock, be recognized as compensation expense in the financial statements based on their fair values.  SFAS 123R will be effective for periods beginning after June 15, 2005.  Accordingly, we will be required to apply SFAS 123R beginning in the fiscal quarter ending October 31, 2005.  We are assessing the provisions of SFAS 123R and its implications on its consolidated financial statements.

Other accounting pronouncements that became effective in fiscal 2004 or the first nine months of fiscal 2005, and those that are expected to become effective in the balance of fiscal 2005, did not have, and are not expected to have, any significant effect on our financial position, results of operations or cash flows.

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

Cost of Sales – Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs.  In the case of products manufactured by us, direct and indirect manufacturing costs and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

Selling, General and Administrative Expenses – These expenses include selling expenses, product storage and handling costs and the cost (primarily common carrier freight) of distributing products to our customers.  Corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses are also included.

Allowance for Doubtful Accounts - We provide an allowance for accounts receivable we believe we may not collect in full.  A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable that are written off our books decrease the allowance.  The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances and subjective assessments of our future bad debt exposure.  Write offs of accounts receivable balances have been insignificant historically.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February, 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future decrease then the value of the swap would decrease.  Conversely, an increase in the financial market’s expectations for future interest rates would cause an increase in the value of the swap.  The swap is recorded currently on the books as an asset.  It is possible that the future expectations for interest rates could change enough to cause the swap to cease being recorded as an asset, and to be recorded as a liability.  The swap expires December 2007.  At April 30, 2005 the market value of the swap was an asset of $63 thousand.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2005, we sold 1,200,000 shares of common stock, par value $.01, in a private placement.  Tontine Capital Partners, L.P. purchased 1,000,000 shares, and Terrier Partners, L.P. purchased 200,000 shares.  The shares were purchased at a price of $5.00 per share for an aggregate price of $6,000,000.  We paid a fee of $275,000 to Boenning & Scattergood, Inc., as placement agent in connection with the offering and issued them 10,000 shares of treasury common stock.  The securities sold in the offering were sold in reliance on the exemption from registration in Rule 506 of Regulation D under the Securities Act of 1933, as amended.  We have agreed to use our reasonable best efforts at our expense to prepare and file, as promptly as possible but within 90 days of closing, a registration statement under the Securities Act of 1933, as amended, covering resales of the common stock purchased in the private placement.  We have agreed to use our reasonable best efforts to cause that registration statement to be declared effective within 180 days after the closing, and use our reasonable best efforts to keep that registration statement effective for a period of two years after it first becomes effective.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

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

10.15	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.16	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.17	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.*

10.18	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, incorporated in this report.*

10.19	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.*

10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February 14, 2002, incorporated in this report.

10.21	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.*

10.22

Securities Purchase Agreement dated April 21, 2005 between the company and Tontine Capital Partners, L.P. and Terrier Partners, L.P. filed as Exhibit 10.22 to the company’s report on Form 8-K filed April 22, 2005.

10.23

Registration Rights Agreement dated April 21, 2005 between the company and Tontine Capital Partners, L.P. and Terrier Partners, L.P. filed as Exhibit 10.23 to the company’s report on Form 8-K filed April 22, 2005.

10.24	Fifth Amendment to Term Loan Agreement with Wachovia Bank, National Association dated June 7, 2005 filed as Exhibit 10.24 to the company’s report on Form 8-K filed June 13, 2005.

10.25	Tenth Amendment to Revolving Loan Agreement with Wachovia Bank, National Association dated June 7, 2005 filed as Exhibit 10.25 to the company’s report on Form 8-K filed June 13, 2005.

10.26	Asset Purchase Agreement dated June 7, 2005 between the company and Basic Chemicals Company, LLC. filed as Exhibit 10.26 to the company’s report on Form 8-K filed June 13, 2005.

10.27	Promissory Note dated June 7, 2005 between the company and Basic Chemicals Company, LLC. filed as Exhibit 10.27 to the company’s report on Form 8-K filed June 13, 2005.

21.1	Subsidiaries of the company filed as Exhibit 21.1 to the company’s 2004 report on Form 10-K filed October 15, 2004, incorporated in this report.*

31.1 – 31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32.1 – 32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date:	June 14, 2005
David L. Hatcher,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	June 14, 2005
John V. Sobchak,
Chief Financial Officer