Form 10-K
period 2005-07-31
KMG CHEMICALS INC
filed 2005-10-31
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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

Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of $7.25 on the Nasdaq Capital Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2005) was $7,545,452.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2005, there were 8,786,119 shares of the registrant’s common stock, par value $.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the December 7, 2005 annual meeting of shareholders is incorporated by reference in Part III of this report.

TABLE OF CONTENTS

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Item 15.	Exhibits and Financial Statement Schedules

PART I

ITEM 1.                                                     BUSINESS

KMG Chemicals, Inc., with its subsidiaries, is one of the largest sellers of industrial wood preserving chemicals in the United States.  We also sell animal health pesticides and agricultural herbicides in carefully focused markets in the United States and elsewhere.  Each of our wood preserving chemical lines, and our animal health pesticides and agricultural chemicals are reported as segments.  For financial results by segment, including net revenues, segment earnings, identifiable assets, and related financial information, see Note 14 to “Notes to Consolidated Financial Statements.”

Business Strategy

The products we sell have been in use for many years.  We have established our position in our products through acquisitions, not by inventing or researching new chemicals.  We acquired a pentachlorophenol (penta) manufacturing and distribution business in 1988 from a company that had been in the penta business since the early 1970’s.  We have made several acquisitions since 1988 to expand our wood preserving products.  In 1998, we acquired significant additional assets pertaining to creosote.  We acquired a creosote distribution business in early 1991 and a sodium pentachlorophenate (sodium penta) business late that same year.    In December 2003, we acquired an additional penta distribution business, and in June 2004 we acquired an additional creosote distribution business.  In June 2005 we acquired the penta business of the only other penta supplier to the wood treating market in United States.

We entered the agricultural chemicals business in October 2000 when we acquired the MSMA herbicide products.  We purchased the Rabon products animal health business in December 2002, and expanded it in June 2004 by acquiring the Ravap tradename.

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

Business Segments

Wood Preserving Chemicals — The Penta and Creosote Segments.  The principal wood preserving chemicals for industrial users are pentachlorophenol (penta), creosote and chromated copper arsenate.  We supply United States industrial users with both penta and creosote, but not the copper preservative.  Other chemicals are used for wood preserving in the consumer market, but we do not produce or sell to that market.  Our wood preserving chemicals are sold to industrial customers who use these preservatives to extend the useful life of wood, primarily utility poles, bridge timbers and railroad crossties.  We are the only supplier of industrial wood preserving chemicals who supplies more than one of the significant industrial wood preservatives, and we believe that we are one of the largest suppliers of industrial wood preserving chemicals in the United States.  See “—Competition.”

Penta.  The penta segment produces and sells our penta products line, including penta blocks, flakes, solutions, sodium pentachlorophenate (sodium penta), and a byproduct of penta production.  Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects.  We estimate that approximately 2 million treated utility poles are purchased each year by utility companies in the United States and that about 50% are treated with penta.  We manufacture penta in Matamoros, Mexico through a subsidiary.  The Matamoros facility produces both solid penta blocks and penta flakes.  Those penta products are sold by us to our customers or made into a liquid solution of penta concentrate at the Matamoros facility or at our formulation and distribution facility in Tuscaloosa, Alabama.  In the United States, we sell penta primarily in Alabama, Arkansas, Georgia, Louisiana, Mississippi and Missouri.  In addition, a small portion of the flaked penta is used to produce sodium penta.  We sell the sodium penta, which is not registered for use in the United States, to customers in Latin America who treat freshly cut lumber.  As a by-product of the penta manufacturing process, the Matamoros facility also produces hydrochloric acid which is sold in Mexico for use in the steel and oil well service industries.  Our penta segment constituted 35% of our net sales in fiscal 2005, 36% in fiscal 2004 and 30% in fiscal 2003.

Creosote.  Creosote is a wood preservative used to treat railroad crossties, bridge timbers and utility poles.  Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke.  Based on estimates by the Railway Tie Association, we believe that a range of approximately 15 to 20 million railroad crossties and bridge timbers are purchased from wood treating companies by railroads annually.  Almost all wooden crossties are treated with creosote.  We believe that less than 10% of utility poles are treated with creosote annually.  We have two primary sources of supply for the creosote we sell in the United States, Reilly Industries, Inc. and VFT Belgium, NV.  We believe that Reilly and VFT Belgium are among the world’s largest manufacturers of creosote and other coal tar products.  Creosote is sold by us to wood treaters throughout the United States.  Our creosote segment constituted 49% of our net sales in fiscal 2005, 48% in 2004 and 52% in fiscal 2003.

Animal Health Pesticides.  We sell animal health pesticides containing tetrachlorvinphos under the tradenames Rabon and Ravap.  These pesticide products are used by domestic livestock and poultry growers to protect animals from flies and other pests.  We first purchased the Rabon animal health insecticide line in fiscal 2003.  We extended that business by purchasing an additional tradename, Ravap, in June 2004.  The product line includes oral larvicides, insecticidal powders and liquid sprays all containing the active ingredient tetrachlorvinphos.  We sell these products in the United States and to one customer in Canada.  Our animal health segment constituted 9% of our net sales in fiscal 2005 and 8% in fiscal 2004 and 2003.

Agricultural Chemicals.  Our agricultural chemicals products contain monosodium and disodium methanearsonic acids (MSMA).  The agricultural chemicals line was acquired from Zeneca Ag Products, Inc. in October 2000.  Zeneca’s MSMA plant was relocated to our Matamoros, Mexico facility and began commercial production there in January 2002.  Our MSMA herbicides are sold under the name Bueno® 6 in the United States to protect cotton crops, primarily in the southern cotton-growing states and in California, and under the name Ansar® 6.6 to state agencies to control highway weed growth.  Bueno® 6 is used primarily for weed control in cotton fields and Ansar® 6.6 is used on weeds along highways.  MSMA products are also used elsewhere in the world to protect cotton and sugarcane.  Our agricultural chemicals segment constituted 7% of our net sales in fiscal 2005, 8% in 2004 and 10% in fiscal 2003.

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

We have two principal suppliers of the creosote we sell and one supplier of our animal health product active ingredient, tetrachlorvinphos.  For creosote, we have long-term supply contracts with our two principal suppliers, Reilly Industries and VFT Belgium.  Under our agreement with Reilly Industries, we purchase all their annual output at prices established by mutual agreement annually.  Our creosote supply agreement with VFT Belgium provides that we purchase an agreed minimum volume each calendar year at a mutually agreed price.  We source our tetrachlorvinphos active ingredient from a single Japanese supplier at an agreed price for a term ending in 2006.

Customers

We sell our chemical products to approximately 130 customers.  One customer for our wood treating chemicals, Koppers, Inc., accounted for approximately 10% of our revenues in fiscal 2005 and 14% of our revenues in fiscal 2004.  Kerr McGee Chemical Corp. accounted for approximately 18% of our revenues in fiscal 2003.  No other customer accounted for 10% or more in those fiscal years.  In December, 2002 Kerr McGee announced that it would exit the wood treating business.  They closed one wood treating plant in fiscal 2002, and closed or disposed of three others in fiscal 2004.  Although we experienced some disruption in sales as a result of Kerr McGee’s exit, primarily through inventory consolidations at Kerr McGee plants and reallocation of treating activity among our customers, the exit did not have a lasting material adverse effect on sales of our wood treating chemicals.  Assuming that the level of overall demand for wood treating chemicals remained constant, we do not believe that the loss of Koppers as a customer would have a material adverse effect on sales of our wood treating chemicals.

Marketing

We market our products in the United States primarily through four employees and one independent sales agent.  In the case of MSMA products, we began selling our product exclusively through Drexel Chemical Company in the United States in fiscal 2004, and began producing MSMA for sale under their registration.  Outside the United States, we sell our products directly and through sales agents.

Geographical Information

Sales made to customers in the United States comprised 98% of total revenues in fiscal 2005, 97% in fiscal 2004 and 96% in fiscal 2003.  The balance of our sales in each of those fiscal years was made to foreign customers, primarily in Latin America.  Our property, plant and equipment are located 17% in the United States and 83% in Mexico where our manufacturing facility is located.  See Notes 1 and 5 to the “Notes to Consolidated Financial Statements.”

Competition

There are only a few firms competing with us in the sale of our wood preservatives and our other products.  We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

We are the only supplier of penta in the United States.  There is one significant competitor and two other smaller suppliers of creosote.  Each of those suppliers also operates wood treating facilities where they use a significant portion of their creosote supply internally.  We believe that we provide the wood treating industry with most of its annual consumption of creosote not produced for internal use by one of the other suppliers.

No other company competes with us in the sale of our animal health products, containing tetrachlorvinphos, although other companies do market and sell competing products containing other active pesticide ingredients.

In fiscal 2004, we began selling MSMA products through Drexel Chemical Company, and producing MSMA products for them under their registration and tradename.  There are two other firms that compete with us in the sale of MSMA products in the United States, primarily for use on turf and cotton.  For several years before we acquired our MSMA products, cotton farmers in the United States had been planting genetically modified cotton seed that is resistant to the herbicide Roundup® and other glyphosate herbicides.  As farmers converted to that seed and to glyphosate herbicides, MSMA products became niche products used primarily by farmers who are sensitive to the higher cost of the genetically modified seed program or for particular weed applications.  The companies selling resistant seed and glyphosate herbicides have much greater financial and other resources than we do.

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

Employees

As of the end of fiscal 2005, we had a total of 93 full-time employees.  Fourteen of our employees worked at our corporate offices in Houston, Texas, 69 at the Matamoros facility, eight in Alabama and one each in Louisiana and North Carolina.  None of the employees in the United States are represented by a labor union, but 44 of our employees in Mexico are represented under a labor contract.  We believe that we have good relations with our employees.

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

The federal Resource Conservation and Recovery Act, as amended (RCRA), and comparable state laws, regulate the treatment, storage, disposal and transportation of wastes including those designated as “hazardous wastes” under RCRA.  The EPA and various state agencies have limited the disposal options for these wastes.  It is possible that our operations may generate wastes that are subject to RCRA and comparable state statutes.  Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may be designated in the future as hazardous wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly disposal requirements.

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

Licenses, Permits and Product Registrations.  Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico and other countries in which we do business.  The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities.  In the United States in particular, producers and distributors of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States.  Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.  Under FIFRA, the registration system requires an ongoing submission to EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.  Under agreements with other industry participants, we share most research and testing costs pertaining to our chemical products.  We incurred expenses of approximately $990 thousand in fiscal 2005, $861 thousand in 2004, and $705 thousand in 2003 in connection with the research, testing and other expenses in connection with our participation in several industry task forces.

Investor Information

We were incorporated in 1992 as a Texas corporation.  In 1997 we changed our name to KMG Chemicals, Inc.  Our principal executive office is located at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 and our telephone number is (713) 988-9252.

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

ITEM 2.  PROPERTIES

We own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date

Houston, Texas	Corporate Office	8,000 square feet	Leased	March 31, 2009

Matamoros, Mexico	Manufacturing, Penta and MSMA	13 acres	Owned

Tuscaloosa, Alabama	Processing Distribution, Penta	1.5 acres	Owned

We make penta products and MSMA products at the Matamoros facility, and formulate penta solutions at the Tuscaloosa location.  In 2004, we purchased six acres (included in the above table) adjacent to our Matamoros facility for potential future expansion.  We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use.  We believe that if the lease for our corporate office were not renewed or were terminated, other suitable facilities could be obtained.

We also have one long-term tank storage agreement with a commercial terminal facility where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our animal health and agriculture chemicals.  Our bulk storage terminal is on the Mississippi River in Avondale, Louisiana, and is used primarily for creosote imported by us from Europe.  In August 2005 we entered a short-term storage agreement to address temporary disruption caused by Hurricane Katrina.  If our tank storage agreement was not renewed or was terminated, we believe that other suitable facilities could be obtained.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock, par value $.01 per share, is traded on The Nasdaq Capital Market (trading symbol KMGB).  As of September 30, 2005, there were 8,956,119 shares of Common Stock issued (including 170,000 treasury shares) and 8,786,119 shares outstanding held by approximately 700 shareholders of record, and more than 300 round lot holders.  The following table represents approximate high and low bid quotations for our common stock and the semiannual dividends we declared in fiscal 2005 and 2004.

	Common Stock Prices		Dividends Declared
	High	Low	Per Share	Amount
Fiscal 2005

First Quarter	$3.83	$2.16	$.035	$264,251
Second Quarter	9.71	3.19
Third Quarter	10.23	5.27	.035	265,125
Fourth Quarter	8.87	5.98

Fiscal 2004

First Quarter	$3.30	$2.68	$.03	$225,389
Second Quarter	4.66	1.82
Third Quarter	5.10	2.88	.03	226,501
Fourth Quarter	4.04	2.64

The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.  The quotations are based on information reported by the National Association of Securities Dealers, Inc.

We intend to pay out a reasonable share of net cash provided by operations as dividends, consistent on average with the payout record of past years.  We declared a dividend in the first quarter of fiscal 2006 of $.0375 per share.  The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.

We repurchased no shares in fiscal 2005.

On April 21, 2005, we sold 1,200,000 shares of Common Stock in a private placement.  Tontine Capital Partners, L.P. purchased 1,000,000 shares, and Terrier Partners, L.P. purchased 200,000 shares.  The shares were purchased at a price of $5.00 per share for an aggregate price of $6,000,000.  We paid a fee of $275,000 and issued 10,000 treasury shares to Boenning & Scattergood, Inc., for acting as placement agent in connection with the offering.  The securities sold in the offering were sold in reliance on the exemption from registration in Rule 506 of Regulation D under the Securities Act of 1933, as amended and pursuant to the exemption under Section 4(2) of that act.

On January 4, 2005, options to purchase 50,000 shares of our common stock were granted to non-employee directors at an exercise price of $3.84 per share.  The options were vested when granted and may be exercised for ten years until January 4, 2015.  The issuance of the options was exempt pursuant to Section 4(2) of the Securities Act of 1933.  The following table presents securities authorized for issuance under equity compensation plans.

Range of Exercise Price	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-average exercise price	Shares Exercisable	Weighted-Average Exercise Price

$2.48 - $8.00	769,450	8.25	$4.13	588,450	$4.13

In December 2003, we purchased certain penta distribution assets of Wood Protection Products, Inc.  On December 5, 2003 in connection with our acquisition of these assets, we issued to an affiliate of Wood Protection Products an option to acquire 175,000 shares of our common stock at an exercise price of $2.50 per share.  The option was vested when granted, and is exercisable for five years.  The issuance of the option was exempt pursuant to Section 4(2) of the Securities Act of 1933.  In January 2005, the option holder exercised 25,000 shares for a total of $62,500.

ITEM 6.  SELECTED FINANCIAL DATA

The selected income statement data, per share data and balance sheet data for each of the five years ended July 31 set forth below have been derived from our audited consolidated financial statements.  The comparability of the data is affected by our acquisitions in fiscal 2005, 2004, 2003 and 2001, and by the adoption of SFAS 142 in fiscal 2003.  See, “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”  The following data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Years Ended July 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands except per share data)

Income Statement Data:
Net sales	$59,168	$43,610	$35,536	$34,438	$35,791
Operating income	5,402	3,115	3,142	4,131	4,253
Income before tax	4,820	2,844	2,982	4,330	4,259
Net income	3,052	1,763	1,917	2,685	2,640

Net income per:
Basic share outstanding	0.39	0.23	0.26	0.36	0.35
Diluted share outstanding	0.37	0.23	0.25	0.36	0.35
Cash dividends declared per share	0.07	0.06	0.05	0.04	0.04

Balance Sheet Data:
Total assets	61,103	43,240	32,337	28,862	27,760
Long-term obligations, less current portion	18,168	11,392	4,250	1,716	1,615

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Acquisitions

In June 2005 we purchased certain penta assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical Company.  The purchased assets included product registrations and data, manufacturing equipment, and certain other assets.  The penta assets were acquired by Basic Chemicals Company from Vulcan Materials Company immediately prior to our purchase as part of a larger purchase of the chemicals business of Vulcan Materials Company.  The purchase price was $13.4 million, payable $3.4 million in cash at closing, and a $10 million promissory note.  The promissory note is payable in five equal annual principal installments of $2 million plus interest at 4% per annum.  See Notes 2 and 8 to the “Notes to Consolidated Financial Statements.”

In fiscal 2004, we made three acquisitions for a total purchase price of approximately $10.8 million.  In December 2003, we purchased certain penta distribution assets of Wood Protection Products, Inc.  As part of the purchase, we also granted an option to acquire 175,000 shares of our common stock, exercisable at $2.50 per share.  The acquisition included distribution and plant equipment, inventory, penta product registrations and a consulting and non-compete agreement with the seller’s principal shareholder.  The cash purchase price was primarily financed with a $6 million term loan.  See Notes 2 and 8 to the “Notes to Consolidated Financial Statements.”

In June 2004, we purchased creosote product registrations from Trenton Sales, Inc.  In connection with our purchase, we entered into a long term supply agreement with Lufkin Creosoting Co., an affiliate of the seller, by which we will sell Lufkin Creosoting its creosote requirements for its wood treating operations.  We also obtained the seller’s long term creosote supply agreement with a Mexican producer of creosote.  Although we had been purchasing creosote from the Mexican creosote producer prior to the acquisition, the acquisition increased our purchases of that lower cost creosote supply.  We also purchased the Ravap tradename and inventory from Boehringer Ingelheim Vetmedica, Inc. in June 2004.  That trade name is for a product that contains Rabon, the animal health product registration line we acquired for $3.8 million in fiscal 2003, also from Boehringer.  The creosote distribution and Ravap acquisitions were completed using available cash, borrowings under our revolving loan and by increasing one of our senior term loans by $3.0 million.

Results of Operations

Sales Revenue and Gross Profit

2005 vs. 2004.      Net sales revenue increased $15.6 million, a 36% increase in fiscal 2005 over fiscal 2004.  Increased pentachlorophenol (penta) sales accounted for about one-third of the increase.  Penta products are used principally to treat utility poles.  Penta volume was up significantly for the year due to the penta acquisitions from Basic Chemicals late in fiscal 2005 and from Wood Protection Products, Inc. (WPP) in December 2003, which together had an impact of approximately $3.6 million.  About one half of our increase in net sales revenue came from increased creosote sales, principally on increased volume.  Major railroads continued to purchase treated wood crossties at the upper end of the normal range, and we benefited from the acquisition of creosote distribution assets from Trenton Sales, Inc.  Because we completed that acquisition in June 2004, it did not have a significant impact on our net sales until fiscal 2005.

Net sales revenue from non-wood treating products was also up in fiscal 2005 as compared with fiscal 2004.  We saw increased volume in animal health product sales, both because of improved Rabon sales and because of the Ravap product acquired in the fourth quarter of fiscal 2004.  Agricultural chemical sales also improved.  Sales of these products are seasonal, and occur primarily in the second half of our fiscal year.  Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.  Weather patterns can have an impact on our sales, particularly sales of agricultural products.  The end users of some of our products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability.  The combined revenues from products subject to seasonal variations represent less than 20% of our total annual revenues.  Their peak selling season is during the last two quarters of the fiscal year, and revenue and profit are concentrated in these periods.

Gross profit increased $5.3 million in fiscal 2005, and as a percent of sales in fiscal 2005 gross profit improved to 30.5% from 29.2%.  Other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as cost of sales.  As a result, our gross profit may not be comparable to that reported by other companies.

The margin improvement in fiscal 2005 came from increased volume of sales of higher margin penta products and from creosote price increases.  Margins will continue to be impacted in fiscal 2006 by high penta raw material costs.  Spending on penta raw materials (chlorine and phenol) in fiscal 2005 versus the average prices paid over the previous five years added approximately $2 million to costs that year.  We have not been able to pass along the entire increased cost of these raw materials, and our margins on penta products have suffered.  We expect penta raw material costs will continue at high levels, maintaining pressure on our margins, throughout fiscal 2006.

2004 vs. 2003.      Net sales revenue increased 23% in fiscal 2004 over fiscal 2003.  Approximately half of the increase came from increased penta sales.  Penta volume was up significantly on our acquisition of the WPP distribution business, which we estimate had an impact on revenue of approximately $3.9 million.  Penta sales revenue also improved over the prior year because of our June 2003 penta price increase, which had an impact of approximately $1.1 million.  Most of the remainder of our improved net sales revenue came from greater creosote sales volume because of increased demand by the major railroads for crossties treated with creosote.  Net sales revenue from non-wood treating products was up in fiscal 2004 as compared with fiscal 2003, because of greater animal health products volume.  We acquired animal health products for the first time in mid fiscal 2003, and first had the benefit of a full selling season fiscal 2004.

                Gross profit as a percent of sales in fiscal 2004 declined to 29.2% from 31.8%.  In December 2003, we entered a long term supply agreement with the other United States penta producer in order to support the increased sales volume resulting from our acquisition of the distribution business of WPP.  Although we have since purchased that penta business from Basic Chemicals, purchases of penta blocks from the other producer adversely affected penta margins in fiscal 2004 because that product was more costly than the penta blocks we produced.  Margins were also impacted in fiscal 2004 by the higher penta raw material costs that first began to impact us in May 2002.  Gross margins on wood treating products were also adversely impacted by increased creosote costs for imported product and by a greater reliance in fiscal 2004 than in fiscal 2003 on higher cost imported creosote.

Selling, General and Administrative Expenses

2005 vs. 2004.      Selling, general and administrative expenses for fiscal 2005 were $3 million higher than the prior year, a 31.0% increase.  Selling and distribution expenses increased in fiscal 2005 by about $1.7 million on greater penta and creosote sales volume from acquisitions.  Performance based incentive compensation and the addition of a chief operating officer increased executive expenses relative to the prior year periods by approximately $700 thousand, amortization of intangibles associated with our acquisitions in the last two fiscal years contributed approximately $656 thousand, and product regulatory expense increased $129 thousand.

2004 vs. 2003.      For fiscal 2004, selling, general and administrative expenses were $1.5 million higher than the prior year, an 18.0% increase.  Distribution expenses associated with wood treating products increased approximately $670 thousand, and selling expense increased $167 thousand in fiscal 2004, in each case primarily because of volume increases.  Amortization expense increased $164 thousand, and product regulatory expenses increased $156 thousand, in each case primarily as a result of our completed acquisitions.

Interest Expense

Interest expense was $620 thousand in fiscal 2005 compared with $364 thousand in fiscal 2004 and $162 thousand in fiscal 2003.  The increases have been due to increases in term loan borrowings to complete our acquisitions in wood treating chemicals and animal health products.

Gain on Sale of Securities

We sold marketable securities held in a financial institution for a gain of $115 thousand in fiscal 2004.

Income Taxes

Our effective tax rate was 37% in fiscal 2005, as compared to 38% in fiscal 2004 and 36% in fiscal 2003.

Segment Information

Segment Data

Segment data is presented for our four segments at July 31.  Also see Note 14 to the “Notes to Consolidated Financial Statements.”

	2005	2004	2003

Revenues
Penta	$20,805,876	$15,539,655	$10,526,146
Creosote	29,198,692	20,928,710	18,494,739
Animal Health	5,059,433	3,462,997	2,805,744
Agricultural Chemicals	4,103,883	3,679,070	3,708,956
	$59,167,884	$43,610,432	$35,535,585

Depreciation and amortization
Penta	$886,289	$437,868	$271,991
Creosote	297,754	270,988	267,432
Animal Health	150,403	59,706	34,829
Agricultural Chemicals	816,465	807,438	781,783
	$2,150,911	$1,576,000	$1,356,035

Income (loss) from operations
Penta	$6,101,941	$4,954,744	$4,103,914
Creosote	2,932,614	1,453,440	2,110,062
Animal Health	1,015,545	867,111	827,066
Agricultural Chemicals	(368,393)	(716,440)	(730,152)
	$9,681,707	$6,558,855	$6,310,890

Sales Revenue

Penta segment net sales revenues increased $5.3 million in fiscal 2005 from $15.5 million in fiscal 2004, or a 34% increase, primarily on additional volume from our penta acquisitions from Basic Chemicals late in fiscal 2005 and from WPP in December 2003.  We believe that the two acquisitions increased penta segment revenues approximately $3.6 million in fiscal 2005 over 2004.  Creosote segment revenues increased $8.3 million in fiscal 2005 from $20.9 million in fiscal 2004, a 40% increase.  Approximately $6.8 million of the increase was the result of greater volume in fiscal 2005.  Major railroads continued to demand treated railroad ties at the upper end of the normal range.  We also benefited from our acquisition of a creosote distribution assets in late fiscal 2004.  Animal health segment sales revenues increased $1.6 million in the year from $3.5 million in the prior year, or a 46% increase on greater volume.  Approximately 45% of the increase was due to the acquisition of the Ravap product line, and we benefited from improved market acceptance of our Rabon products.  Sales revenue in agricultural chemicals was also up $425 thousand from $3.7 million in fiscal 2004, or 12% .  The increase came about equally on greater volume and on higher prices.

Income (Loss) from Operations

Income from penta segment operations increased by $1.1 million, or 23% , in fiscal 2005 over the prior year based on higher revenue.  Penta segment costs continue to be under pressure from high raw material prices.  In fiscal 2005, creosote segment income from operations was up $1.5 million from the prior year, or 102%, most of which was attributable to price increases.  Animal health segment income was up $148 thousand over the prior year, a 17% increase.  Segment volume was up, but increased sales and distribution expense, and amortization of the Ravap trade name reduced the effect of the greater volume.  Although agricultural chemicals continued to show an operating loss in fiscal 2005, the loss narrowed to $368 thousand, about equally attributable to volume and price increases.

Outlook for Fiscal 2006

We believe that our products’ profitability will experience continued pressure during fiscal 2006 from high raw material costs, and that we will be unable to fully pass these increases on to our customers. Our spending on penta raw materials in fiscal 2006 is projected to be $3 million higher than if we were able to purchase those raw materials at their average price from 2000 to 2004.  Although, our processes are not energy intensive, the recent increase in oil prices directly and indirectly impact the cost of our feedstocks, as well as our utility costs and transportation costs.  However, the acquisition in fiscal 2005 of the other penta supplier will offset the negative impact these costs will have on our 2005 results.  The other penta supplier’s assets were acquired in June 2005.  If the acquisition had occured at the beginning of fiscal 2005, we believe it would have added an estimated $.07 per share to earnings in fiscal 2005.

Our wood treating customers are experiencing strong demand from major railroads for railroad crossties.  We expect that creosote sales will continue to be strong throughout fiscal 2006.  Although investor owned utilities appear to be continuing to defer utility pole purchases where possible, Hurricane Katrina appears to have increased the demand for utility poles to replace damage.  Our creosote terminal near New Orleans was not damaged during that hurricane; however, we experienced some supply chain disruption and associated costs after the storm.

Inflation did not have a material impact on us in the last three fiscal years and is not expected to have a material impact on us in the future.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $7.6 million in fiscal 2005.  Net income and the adjustment for depreciation and amortization accounted for $5.3 million of cash from operations in fiscal 2005.  Accounts receivable were up $1.2 million on higher sales revenue, but inventories were down $1.8 million at year end on tighter management controls.  Accrued liabilities increased cash approximately $800 thousand, equally attributable to performance based compensation increases and estimated tax payments.

Net cash used by investing activities was $13.4 million in fiscal 2005 and $11.8 million in fiscal 2004.  We used net cash to complete acquisitions in penta in fiscal 2005 and in penta, creosote distribution and animal health in fiscal 2004.  Our purchases totaled $13 million in 2005 and $10.8 million in 2004.

We added $13.7 million in net cash from financing activities in fiscal 2005 and 7.6 million in fiscal 2004.  In fiscal 2005 we sold 1.2 million shares of our common stock at a price of $5.00 per share.  The net proceeds from the sale were $5.7 million.  To finance our acquisition of the penta business from Basic Chemicals, we incurred $10 million in seller-financed indebtedness.  Principal repayments on indebtedness in fiscal 2005 were $1.5 million.  In fiscal 2004 we borrowed $8.9 million in a refinancing of our senior credit facility to finance acquisitions, and repaid $885 thousand during the year.  We also paid dividends of $529 thousand in fiscal 2005 and $452 thousand in fiscal 2004.  It is our policy to pay out dividends from available cash, after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a revolving credit facility with Wachovia Bank National Association (which acquired our former lender, SouthTrust Bank), but at the end of fiscal 2005 and at September 30, 2005 we had no borrowings under that facility.  Under that credit facility, we may borrow up to the lesser of $5.0 million or the sum of 80% of eligible accounts receivable plus a portion of our inventory.  The amount available under the facility at the end of fiscal 2005 and at September 30, 2005 was $5.0 million.  The revolving credit facility contains representations and warranties and affirmative and negative covenants, including a limitation that without consent our equity investments or loans cannot exceed $250 thousand.  The revolving credit facility also requires that we satisfy the same financial covenants as our two term loans.  The revolving credit facility has a term ending in December 31, 2007.  We anticipate no difficulties in renewing that facility.

Long Term Obligations

Our purchase of the other supplier’s penta business in fiscal 2005 was paid for in part by a $10 million promissory note payable to the seller.  The promissory note is payable in five equal annual principal installments of $2 million plus interest at 4% per annum.  The first installment is payable on June 7, 2006, and subsequent installments are payable on the same date each year thereafter until the promissory note is paid.  The principal balance of the promissory note was $10 million on September 30, 2005 and at the end of fiscal 2005.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with SouthTrust Bank, which has been acquired by Wachovia Bank National Association.  The aggregate principal balance of the two term loans was $11.0 million at September 30, 2005 and $11.2 million at the end of fiscal 2005.  One term loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction with our lender which effectively fixed the interest rate at 5.0% for the remainder of the term.  The principal balance outstanding on that loan was $3.7 million at the end of fiscal 2005.  Our second term loan was in the original principal amount of $6.0 million, but it was refinanced in June 2004 to reflect an additional $3.0 million advance to fund acquisitions.  The principal amount of that loan is being repaid monthly over seven years at varying installment amounts, but the maturity date is June 1, 2009.  The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  The margin over LIBOR is dependent upon a financial leverage ratio and can vary between 1.75% and 2.25%.  For fiscal 2006, the margin over LIBOR for this term loan is expected to be between 2.00% and 2.25%.  The principal amount of the loan was $7.5 million at the end of fiscal 2005.

The two term loans require us to satisfy certain financial covenants, but those covenants were amended in June 2005.  The amendment eliminated minimum tangible net worth and liabilities to tangible net worth requirements, and revised our required coverage ratio of debt to earnings before interest, taxes, and depreciation.  The revised requirement is that our coverage ratio of funded debt to earnings before interest, taxes, and depreciation be not greater than 3.0 to 1.0 as of July 31, 2005 and October 31, 2005, and not greater than 2.75 to 1.0 as of January 31, 2006 and at all times thereafter.

We believe that our working capital, the seller-financed indebtedness, the term loans and the revolving credit facility adequately provide for our anticipated need for liquidity and capital resources in fiscal 2006 for our current operations.

Capital Expenditures

In fiscal 2005 our capital expenditures, excluding acquisitions, were approximately $445 thousand, of which $111 thousand was recovered through an insurance policy claim.  In fiscal 2004, our capital expenditures, excluding acquisitions, were approximately $972 thousand.  About 40% of our 2004 expenditures were incurred to dismantle and move the penta formulation and distribution equipment acquired from Wood Protection Products and to purchase an additional six acres of land next to our plant in Mexico for possible future expansion.

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $531 thousand in fiscal 2005, $514 thousand in fiscal 2004, and $517 thousand in fiscal 2003.  We estimate that our capital expenditures and operating expenses for environmental matters, other than testing, data submission and other costs associated with our product task force participation, will be approximately $674 thousand in fiscal 2006.

We expensed approximately $990 thousand for testing, data submission and other costs associated with our participation in product task forces in fiscal 2005, and approximately $861 thousand and $705 thousand in fiscal 2004 and 2003, respectively.  The increasing expense was due to increased activity in the product reauthorization process being conducted by the EPA and the addition of the Rabon product line in December 2002.  EPA’s work plan for its fiscal year ending September 2005 includes consideration of creosote, penta and MSMA for re-registration.  For those reasons, we believe that total testing, data submission and other costs will be approximately $1.1 million in fiscal 2006.  Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future.  While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2005 are summarized in the following table.

	Total	2006	2007	2008	2009	2010

Long-term debt	$21,235,427	$3,590,996	$3,662,996	$5,964,435	$6,017,000	$2,000,000
Operating leases	2,893,458	1,007,134	916,296	561,932	408,096	—
Other long-term liabilities (1)	219,135	—	—	—	219,135	—
Purchase obligations	2,016,253	2,016,253	—	—	—	—
Estimated interest payments on debt (2)	3,338,565	1,159,280	1,024,922	707,139	379,278	67,945
Estimated payments (receipts) under interest rate swap (2)	(138,317)	(47,571)	(64,824)	(25,922)	—	—
	$29,564,521	$7,726,092	$5,539,390	$7,207,584	$7,023,509	$2,067,945

(1)          Post retirement benefit obligations are included.

(2)          Amounts estimated payments based on forecast interest rates as of September 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123(R)), “Accounting for Share-Based Payments”.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees.  The Company plans to apply FAS 123(R) on a modified prospective method.  Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  For public entities that do not file as small business issuers, FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Management has not completed its evaluation of the effect that FAS 123(R) will have, but believes that the effect of the statement will be consistent with the application disclosed in its pro forma disclosures.

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No. 43, relating to inventory costs.  This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.  In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management is evaluating the effect, if any, the statement will have on the financial statements of the Company once adopted.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes & Error Corrections”, which replaced APB Opinion No. 20 and FASB Statement No. 3.  This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent.  This statement requires retrospective application to prior periods financial statements of changes in accounting principle.  If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date.  SFAS No. 154 is effective in the period that begins after December 15, 2005, and early adoption is permitted in the fiscal years beginning after SFAS No. 154 was issued.  The Company does not expect the new statement will have any material impact on our financial position and results of operations.

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

Revenue Recognition — In general, the Company has only one revenue recognition transaction in which our chemical products sold in the open market are recognized as revenue when risk of loss and title to the products transfers to customers, which usually occurs at the time a shipment is made.

Cost of Sales — Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs.  In the case of products manufactured by the Company, direct and indirect manufacturing costs and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

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

Goodwill and Other Intangible Assets - The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques.  Additionally, SFAS 142 requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis, or if circumstances indicate that an impairment may exist.  Determining fair value and the implied fair value is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. The Company’s estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses.  The Company has performed impairment analyses on its goodwill and intangible assets of indefinite life which indicated as of July 31, 2005 an impairment charge was not appropriate.

Impairment of Long-lived Assets - We review periodically the carrying value of our long-lived assets held and used and assets to be disposed of at least annually or when events and circumstances warrant such a review.  The carrying value of long-lived assets is evaluated for potential impairment on a product line basis.  We have concluded on the basis of our evaluation that our long lived assets are not impaired.

Disclosure Regarding Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.  Form time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company.  These forward-looking statements include information about possible or assumed future results of our operations.  All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements.  Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements.  Many risks and uncertainties may impact the matters addressed in these forward-looking statements.  Our forward-looking statements speak only as of the date made and we will not update forward-looking statements unless the securities laws require us to do so.

Various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements.  Those forward-looking statements appear in Item 1, “Business,” Item 2, “Properties,” and Item 3, “Legal Proceedings,” in Part I of this report and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and in the notes to the Consolidated Financial Statements in Item 8 of Part II of this report and elsewhere in this report.

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•                  the loss of long-standing customers;

•                  our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•                  market developments affecting, and other changes in, the demand for our products and the introduction of new competing products;

•                  increases in the price of our primary raw materials or active ingredients;

•                  the timing of planned capital expenditures;

•                  our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•                  the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•                  cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;

•                  the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

•                  other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

The information contained in this report and in documents incorporated by reference into this report, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate.  In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February, 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase.  Conversely, a drop in the financial market’s expectations for future interest rates would cause a drop in the value of that recorded asset.  It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires December 2007.  At July 31, 2005 the market value of the swap was an asset of $79 thousand.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of July 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended July 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended July 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended July 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.

We have audited the accompanying consolidated balance sheet of KMG Chemicals, Inc. (the “Company”) as of July 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc as of July 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

UHY Mann Frankfort Stein & Lipp CPAs, LLP

October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 for the two years in the period ended July 31, 2004.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Houston, Texas

October 13, 2004

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2005 AND 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,780,522	$974,284
Accounts receivable:
Trade, net	7,967,237	6,816,922
Other	342,244	493,058
Inventories	4,853,783	6,692,084
Current deferred tax asset	80,679	29,600
Prepaid expenses and other current assets	295,677	304,878
Total current assets	22,320,142	15,310,826

PROPERTY, PLANT AND EQUIPMENT -
Property, plant and equipment	11,452,981	10,592,938
Accumulated depreciation and amortization	(5,990,259)	(4,959,459)
Net property, plant and equipment	5,462,722	5,633,479

DEFERRED TAX ASSET	—	427,414
GOODWILL	3,778,434	3,778,313
INTANGIBLE ASSETS, net of accumulated amortization	28,175,450	16,856,023
OTHER ASSETS	1,366,885	1,233,647

TOTAL	$61,103,633	$43,239,702
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,087,515	$5,075,661
Accrued liabilities	1,368,562	652,181
Current portion of long-term debt	3,590,996	1,529,996
Total current liabilities	10,047,073	7,257,838

LONG-TERM DEBT	17,644,431	11,235,427
DEFERRED TAX LIABILITY	305,065	—
OTHER LONG TERM LIABILITIES	219,135	156,436
COMMITMENTS AND CONTINGENCIES
Total liabilities	28,215,704	18,649,701

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 8,956,119 shares issued and 8,786,119 shares outstanding at July 31, 2005 and 7,730,019 shares issued and 7,550,019 shares outstanding at July 31, 2004	89,562	77,301
Additional paid-in capital	9,352,890	3,671,080
Treasury stock (170,000 shares at July 31, 2005 and 180,000 shares at July 31, 2004)	(850,000)	(900,000)
Accumulated other comprehensive income	49,167	18,096
Retained earnings	24,246,310	21,723,524
Total stockholders’ equity	32,887,929	24,590,001

TOTAL	$61,103,633	$43,239,702

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003

	2005	2004	2003

NET SALES	$59,167,884	$43,610,431	$35,535,585
COST OF SALES	41,101,832	30,858,994	24,244,366

Gross Profit	18,066,052	12,751,437	11,291,219

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,664,004	9,636,595	8,149,333

Operating income	5,402,048	3,114,842	3,141,886

OTHER INCOME (EXPENSE):
Interest & dividend income	72,824	25,447	53,877
Interest expense	(619,980)	(363,674)	(161,578)
Gain on sale of securities		114,829
Other	(34,646)	(47,309)	(52,332)

Total other income (expense)	(581,802)	(270,707)	(160,033)

INCOME BEFORE INCOME TAX	4,820,246	2,844,135	2,981,853

Provision for income tax	(1,768,082)	(1,080,771)	(1,064,689)

NET INCOME	$3,052,164	$1,763,364	$1,917,164

EARNINGS PER SHARE:
Basic	$0.39	$0.23	$0.26
Diluted	$0.37	$0.23	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,898,448	7,543,441	7,512,981
Diluted	8,253,270	7,631,174	7,550,394

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER		TOTAL
	SHARES	PAR	PAID-IN	TREASURY	COMPREHENSIVE	RETAINED	STOCKHOLDERS’
	ISSUED	VALUE	CAPITAL	STOCK	INCOME	EARNINGS	EQUITY
BALANCE AT JULY 31, 2002	7,692,981	$76,930	$3,365,976	$(900,000)	$88,429	$18,889,315	$21,520,650

Cash dividends						(394,429)	(394,429)
Comprehensive income:
Net income						1,917,164	1,917,164
Change in unrealized gain on available for sale securities (net of taxes of $12,499)					(18,199)		(18,199)
Unrealized gain on interest rate swap (net of taxes of $1,982)					3,523		3,523
Total comprehensive income					(14,676)	1,917,164	1,902,488
BALANCE AT JULY 31, 2003	7,692,981	76,930	3,365,976	(900,000)	73,753	20,412,050	23,028,709

Cash dividends						(451,890)	(451,890)
Employee options exercised	37,038	371	6,904				7,275
Value of options issued for WPP acquisition			298,200				298,200
Comprehensive income:
Net income						1,763,364	1,763,364
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $62,919)					(70,230)		(70,230)
Change in unrealized gain on interest rate swap (net of taxes of $9,109)					14,573		14,573
Total comprehensive income					(55,657)	1,763,364	1,707,707
BALANCE AT JULY 31, 2004	7,730,019	77,301	3,671,080	(900,000)	18,096	21,723,524	24,590,001

Cash dividends						(529,378)	(529,378)
Options exercised	26,100	261	66,739				67,000
Shares issued in stock placement	1,200,000	12,000	5,665,071				5,677,071
10,000 treasury shares issued			(50,000)	50,000
Comprehensive income:
Net income						3,052,164	3,052,164
Change in unrealized gain on interest rate swap (net of taxes of $19,044)					31,071		31,071
Total comprehensive income					31,071	3,052,164	3,083,235
BALANCE AT JULY 31, 2005	8,956,119	$89,562	$9,352,890	$(850,000)	$49,167	$24,246,310	$32,887,929

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,052,164	$1,763,364	$1,917,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,204,186	1,643,201	1,422,568
Bad debt expense	70,000	93,427	25,000
Gain (loss) on disposal of equipment	1,068	145	(19,383)
Gain on sale of securities		(114,829)
Forgiveness of notes receivable from related parties			25,635
Conversion of account receivable to notes receivable			(79,926)
Deferred income taxes	681,400	84,309	(182,256)
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,220,316)	592,750	(136,536)
Accounts receivable - other	147,324	(140,096)	69,500
Inventories	1,838,301	(1,406,215)	(93,851)
Prepaid expenses and other assets	(5,039)	(112,065)	159,005
Accounts payable	11,853	1,687,351	431,613
Accrued liabilities	782,570	(356,452)	(443,795)
Net cash provided by operating activities	7,563,511	3,734,890	3,094,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property , plant and equipment	(444,583)	(972,075)	(275,660)
Product line purchases	(13,018,935)	(10,794,659)	(3,855,572)
Proceeds from sale of equipment	2,500	114,011	18,500
Proceeds from sale of securities		169,830
Collection of notes receivable	14,241	44,601
Proceeds of insurance claim	110,512
Additions to other assets	(105,707)	(378,059)	(311,688)
Net cash used in investing activities	(13,441,972)	(11,816,351)	(4,424,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	10,000,000	8,895,000	3,820,000
Principal payments on borrowings	(1,529,996)	(884,996)	(1,840,113)
Proceeds from exercise of stock options	67,000	7,274
Proceeds from issuance of stock	5,677,071
Payment of dividends	(529,376)	(451,890)	(394,429)
Net cash provided by financing activities	13,684,699	7,565,388	1,585,458

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,806,238	(516,073)	255,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	974,284	1,490,357	1,234,581

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,780,522	$974,284	$1,490,357

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the year for interest	$548,953	$228,917	$156,727
Cash paid during the year for income taxes	$1,102,888	$1,231,082	$1,182,556

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture and sale of specialty chemicals in niche markets through its wholly-owned subsidiary, KMG-Bernuth, Inc.  The Company sells three wood preserving chemicals - pentachlorophenol (“penta”), creosote and sodium pentachlorophenate (“sodium penta”).  The Company also sells tetrachlorvinphos products, a pesticide sold to domestic livestock and poultry growers under the Rabon and Ravap trade names to protect animals from flies and other pests; as well as an herbicide product consisting of monosodium and disodium methanearsonic acids (“MSMA”).  The herbicide product is sold by the Company in the United States as Bueno 6 to protect cotton crops from weed growth, and sold as Ansar 6.6 for highway weed control.

The Company manufactures penta, sodium penta and MSMA at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a 99.98% owned subsidiary of KMG-Bernuth.  The Company has three main suppliers of creosote, which it sells throughout the United States.  The Company contracts with third parties for the supply of the tetrachlorvinphos active ingredient, as well as the formulation and packaging of products using that active ingredient.

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

Fair Value of Financial Instruments - The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments.  The fair value of the Company’s debt at July 31, 2005 and 2004 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

In February 2003, the Company entered into an interest rate swap effectively to fix the interest rate on the Company’s term loan at 5.0% through December 20, 2007 (see Note 8).  In accordance with SFAS No. 133, “Accounting for Derivative and Hedging Activities”, this derivative instrument is accounted for as a cash flow hedge.  The swap is reported on the consolidated balance sheet at fair value as either an asset or a liability.  The interest rate swap was recorded on the consolidated balance sheets as an asset of $79,302 as of July 31, 2005, and $29,187 as of July 31, 2004.  The unrealized gain or loss on the swap is included in accumulated other comprehensive income on the consolidated balance sheet.  For the years ended July 31, 2005, 2004 and 2003, respectively, the Company recorded gains of $31,071, $14,573 and $3,523 for other comprehensive income associated with this interest rate swap.  The effectiveness of the hedge was evaluated for the year ending July 31, 2005.  It was determined that the hedge was successful at fixing the effective interest rate on the Company’s term loan at 5.0%.

In accordance with SFAS No. 133, certain criteria must be met before an interest rate swap or other derivative instrument is accounted for as a hedge.  This includes documentation at hedge inception of (i) the hedging relationship and the Company’s risk management objective and strategy for putting the hedge in place and (ii) an indication that the hedging relationship is expected to be highly effective in hedging the designated risk during the term of the hedge.  The effectiveness of the hedge is tested periodically and at least quarterly.  The Company’s hedging policy requires that only risks (i) determined to have a potentially material impact on the financial performance of the Company and (ii) for which there exists a perfect hedge, employing financial instruments in a mature market, be considered for hedging.

Inventories - Inventories are valued at the lower of cost or market.  Cost is determined using the first-in first-out (“FIFO”) method.

Property, Plant, and Equipment - Property, plant, and equipment is stated at cost less accumulated depreciation and amortization.  Major renewals and betterments are capitalized.  Repairs and maintenance costs are expensed as incurred.

Revenue Recognition — In general, the Company has only one revenue recognition transaction in which our chemical products sold in the open market are recognized as revenue when risk of loss and title to the products transfers to customers, which usually occurs at the time a shipment is made.

Cost of Sales - Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs.  In the case of products manufactured by the Company, direct and indirect manufacturing costs and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

Allowance for Doubtful Accounts — The Company provides an allowance for accounts receivable that it believes may not be collected in full.  A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable that are written off decrease the allowance.  The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of historical loss experience, customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure.  Write offs of accounts receivable balances have been insignificant historically.  The allowance was $150,000 and $80,000 at July 31, 2005 and 2004, respectively.

Selling, General and Administrative Expenses — These expenses include selling expenses, product storage and handling costs and the cost (primarily common carrier freight) of distributing products to the Company’s customers.  Corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses are also included.

Income Taxes - Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis.

Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period.  Diluted earnings per share assume the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

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

The fair value of options granted under equity compensation plans during fiscal 2005, 2004 and 2003 was $279,421, $539,529, and $298,244, respectively.  Fair value of the options is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years 2005, 2004 and 2003:

	2005	2004	2003

Weighted-average expected life	9.44	13.62	8.65
Volatility factor	55%	59%	60%
Dividend yield	0.93%	1.45%	1.70%
Weighted-average risk-free interest	4.19%	4.49%	4.37%

The pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (FAS 123), to stock-based employee compensation for the fiscal years ended July 31 is illustrated below:

	2005	2004	2003

Net earnings, as reported	$3,052,164	$1,763,364	$1,917,164

Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(254,294)	(159,313)	(211,066)

Pro forma net earnings	$2,797,870	$1,604,051	$1,706,098

Earnings per share:
Basic, as reported	$0.39	$0.23	$0.26
Basic, pro forma	$0.35	$0.21	$0.23

Diluted, as reported	$0.37	$0.23	$0.25
Diluted, pro forma	$0.34	$0.21	$0.22

Intangible Assets — For financial statement purposes, identifiable intangible assets with a defined life are being amortized using the straight-line method over the useful lives of the assets.  Identifiable intangible assets of an indefinite life are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  These assets are required to be tested for impairment at least annually.

Concentrations of Credit Risks - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.  With respect to accounts receivable, such receivables are primarily from wood-treating manufacturers located worldwide and agriculture chemicals distributors in the United States.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is dependent on each customer’s financial condition.  At July 31, 2005 and 2004, one customer represented 15% and 28%, respectively, of the Company’s accounts receivable.

Concentration of Operations in Other Countries — The Company manufactures penta and MSMA at its plant in Matamoros, Mexico.  Property, plant and equipment on the Company’s consolidated balance sheet of $4,558,634 in 2005 and $4,712,468 in 2004 are assignable to the Company’s plant in Mexico.  This concentration of operations outside of the Company’s home country exposes the Company to the risk that its operations may be disrupted in the future.

New Accounting Standards —Several accounting pronouncements by the Financial Standards Accounting Board (“FASB”) became effective in fiscal 2005 or are expected to become effective in fiscal 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123(R)), “Accounting for Share-Based Payments”. FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company plans to apply FAS 123(R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For public entities that do not file as small business issuers, FAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management has not completed its evaluation of the effect that FAS 123(R) will have, but believes that the effect of the statement will be consistent with the application disclosed in its pro forma disclosures.

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management is evaluating the effect, if any, the statement will have on the financial statements of the Company once adopted.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes & Error Corrections”, which replaced APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior period’s financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in the period that begins after December 15, 2005, and early adoption is permitted in the fiscal years beginning after SFAS No. 154 was issued. The Company does not expect the new statement will have any material impact on our financial position and results of operations.

Reclassifications - Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Segment Reporting - For purposes of financial disclosure, the Company’s four business segment operations are organized around its four product lines.  See Note 14 to “Notes to Consolidated Financial Statements.”

2.       ACQUISITIONS

In June 2005, the Company purchased certain penta assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical Company.  The penta assets were acquired by Basic Chemicals Company from Vulcan Materials Company immediately prior to the KMG purchase as part of a larger transaction to acquire the entire chemicals business of Vulcan Materials.  The consideration paid Basic Chemicals for the assets was $13,430,780 and included a $10 million promissory note.  The promissory note is payable in five equal annual principal installments of $2 million plus interest at 4% per annum.  The table below summarizes the total amount paid for the acquisition:

Cash paid at closing	$3,430,780
Promissory note	10,000,000
Other costs of acquisition	18,934

Total consideration paid	$13,449,714

The purchased assets included product registrations and related data, manufacturing equipment, a non-compete agreement with the seller, and the seller’s inventory of finished product.  The table below summarizes the allocation of the purchase price to the acquired assets:

Inventory	$430,780
Equipment	579,782

Total tangible assets	1,010,562

Non-compete agreement	85,770
Penta supply agreement	5,948,058
Product registrations	6,405,324

Total intangible assets	12,439,152

Total acquired assets	$13,449,714

In December 2003, the Company purchased certain penta distribution assets of Wood Protection Products, Inc.  As part of the purchase, the Company also granted an option to acquire 175,000 shares of its common stock, exercisable at $2.50 per share.  The acquisition included distribution and plant equipment, inventory, penta product registrations and a consulting and non-compete agreement with the seller’s principal shareholder.  The cash purchase price was financed primarily with a $6,000,000 term loan from SouthTrust Bank, now Wachovia Bank.  The table summarizes the total amount paid for the acquisition.

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

Equipment	$297,000
Inventory	204,600

Total tangible assets	501,600

Product registrations, consulting and non-compete agreements	3,614,000
Goodwill	3,040,542

Total intangible assets including goodwill	6,654,542

Total acquired assets	$7,156,142

The pro forma effect of this acquisition and the associated financing on the Company’s historical results for the two years ended July 31, 2004 and 2003 as if the transaction had occurred August 1, 2002 are presented in the following table:

	2004	2003

Revenues	$46,069,259	$42,199,561
Operating income	3,532,843	4,274,762
Net income	1,979,558	2,515,808

Basic earnings per share	$0.26	$0.33

In June 2004, the Company purchased creosote product registrations from Trenton Sales, Inc.  In connection with that purchase, the Company entered into a supply agreement with Lufkin Creosoting Co., an affiliate of the seller, by which the Company will sell Lufkin Creosoting its creosote requirements for its wood treating operations.  The Company also obtained the seller’s creosote supply agreement with a Mexican producer of creosote.  Although the Company had been purchasing creosote from the Mexican creosote producer prior to the acquisition, the acquisition will have the effect of increasing the Company’s purchases of that lower cost creosote supply.  The Company also purchased the Ravap tradename and inventory from Boehringer Ingelheim Vetmedica, Inc. in June 2004.  That tradename is for a product that contains Rabon, the animal health product registration line we acquired for $3,855,572  in fiscal 2003 from Boehringer.  This acquisition extends our available Rabon product category.  The creosote distribution and Ravap acquisitions were completed using available cash, borrowings under our revolving loan with SouthTrust Bank, now Wachovia Bank, and by increasing one of our senior term loans with that bank by $2,954,000.  Based on the size of these two acquisitions, pro forma information is not presented.

3.       INVENTORIES

Inventories are summarized as follows at July 31:

	2005	2004

Chemical raw materials and supplies	$1,264,029	$2,348,828
Finished chemical products	3,589,754	4,343,256

	$4,853,783	$6,692,084

4.       PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31:

	2005	2004

Land	$540,927	$539,790
Buildings	1,893,471	1,798,674
Plant	1,760,872	1,669,704
Equipment	6,748,830	5,948,955
Leasehold improvements	125,049	115,329
Construction-in-progress	383,832	520,486

	11,452,981	10,592,938

Less accumulated depreciation and amortization	(5,990,259)	(4,959,459)

Property, plant and equipment - net	$5,462,722	$5,633,479

Approximately 83% of the Company’s property, plant and equipment is located in Matamoros, Mexico.  Most of the remaining property, plant, and equipment is located at the Company’s formulation and distribution facility in Tuscaloosa, Alabama.

Depreciation is computed primarily using a straight-line method over the estimated useful lives of the assets.  Depreciation expense was $1,081,042, $1,008,743 and $955,911 in 2005, 2004 and 2003, respectively.  The estimated useful lives of classes of assets are as follows:

Asset Description	Life (Years)

Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	5 to 8

5.       FOREIGN CURRENCY REMEASUREMENT

Monetary assets and liabilities and income items for KMEX are re-measured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are re-measured at historical rates.  Expense items for KMEX are re-measured at average monthly rates of exchange except for depreciation and amortization expense.  All gains and losses from currency re-measurement for KMEX are included in operations.  Foreign currency re-measurement resulted in an aggregate exchange loss of $12,058 in fiscal 2005, $15,469 in fiscal 2004, and $37,798 in fiscal 2003.

6.       INCOME TAXES

The geographical sources of income before income taxes for each of the three years ended at July 31:

	2005	2004	2003

United States	$3,934,278	$2,525,574	$2,448,377
Foreign	885,968	318,561	533,476

Income before income taxes	$4,820,246	$2,844,135	$2,981,853

The provision for income taxes at July 31 consisted of the following:

	2005	2004	2003

Current:
Federal	$793,390	$788,134	$966,360
Foreign	190,643	108,311	181,380
State	121,693	100,017	99,205
	1,105,726	996,462	1,246,945

Deferred:
Federal	564,326	77,473	(167,478)
Foreign	48,237	—	—
State	49,793	6,836	(14,778)
	662,356	84,309	(182,256)
Total	$1,768,082	$1,080,771	$1,064,689

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31:

	2005	2004

Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$55,500	$29,600
Inventory	5,294	—
Accrued Liabilities	50,512	—
Other	73,673	—
Total current deferred tax assets	$184,979	$29,600

Non-current deferred tax assets
Difference in depreciable basis of property	$350,566	$666,894
Deferred compensation	81,080	21,157
Total non-current deferred tax assets	$431,646	$688,051

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(104,300)	$—
Non-current deferred tax liabilities:
Inventory	(219,868)	—
Difference in amortization basis of intangibles	(487,501)	(260,637)
Other	(29,342)	—
Total non-current deferred tax liabilities	(736,711)	(260,637)
Net current deferred tax asset	$80,679	$29,600

Net non-current deferred tax asset (liability)	$(305,065)	$427,414

No valuation allowance has been provided for as the Company expects to fully realize its deferred tax assets in future years.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $1,975,000 at July 31, 2005.  Those earnings are considered to be permanently reinvested; accordingly, no provision for United States federal and/or state income taxes has been provided thereon.  Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country.  Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

During calendar 2004, a new income tax law became effective in Mexico.  The corporate income tax rate became 33% for calendar 2004, 30% for 2005, 29% for 2006 and 28% for 2007 and thereafter.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory U.S. federal income tax rate of 34%, to earnings before income taxes for the years ended July 31, 2005, 2004, and 2003.

	2005	2004	2003

Income taxes at the federal statutory rate of 34%	$1,638,884	$967,006	$1,013,830
Effect of foreign operations	(62,349)	—	—
State income taxes, net of federal income tax effect	118,028	100,017	34,474
Other	73,519	13,748	16,385
Total	$1,768,082	$1,080,771	$1,064,689

7.             INTANGIBLE AND OTHER ASSETS

Intangible and other assets at July 31 are summarized as follows:

	2005	2004

Intangible assets not subject to amortization:

Creosote product registrations	$6,518,000	$6,518,000
Other Creosote related assets	77,604	77,604
Penta product registrations	8,765,324	2,360,000
Rabon product registrations and related assets	3,557,042	3,557,042
Ravap product registration	937,546	937,546
	19,855,516	13,450,192

Intangible assets subject to amortization:

Creosote supply contract	4,000,000	4,000,000
Other Creosote related assets	131,000	131,000
Other Penta related assets	7,287,828	1,254,000
MSMA product registrations and related assets	1,297,652	1,297,652
Sodium Penta licensing agreement	320,000	320,000
Ravap trademark	317,000	317,000
Other Rabon related assets	204,000	204,000
Loan Costs	121,577	118,158
	13,679,057	7,641,810

Total intangible assets	33,534,573	21,092,002

Less accumulated amortization	(5,359,123)	(4,235,979)
	$28,175,450	$16,856,023

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,265,134	$1,182,012
Other	101,751	51,635
	$1,366,885	$1,233,647

Amortization expense was $1,123,144 for fiscal 2005, $630,206 for fiscal 2004, and $466,657 for fiscal 2003.  The acquisition of the penta assets formerly owned by Vulcan Materials Company added $289,601 to amortization expense in fiscal 2005.  The estimated amortization expense is projected to be $2,491,543 for fiscal 2006, $2,499,344 for fiscal 2007, $2,443,056 for fiscal 2008, $1,206,924 for fiscal 2009 and $393,788 for fiscal 2010.

The Company performed its annual impairment analysis of intangible assets not subject to amortization as of July 31, 2005 and 2004 and concluded that an impairment charge is not appropriate.

8.             LONG-TERM DEBT

As of July 31, 2005 the Company had three term loans with outstanding balances of $3,745,427, $7,490,000 and $10,000,000, as well as a revolving credit facility with no outstanding borrowings.

The Company has entered into a revolving credit facility with Wachovia Bank National Association (which acquired its former lender, SouthTrust Bank) that provides for borrowings of up to $5,000,000.  The borrowing base under this facility is limited by a formula based on the amount of receivables and inventory.  Interest under the revolving note is due monthly at LIBOR plus a margin on outstanding balances.  The margin over LIBOR is dependent on a financial leverage ratio, and can vary between 1.75% and 2.25%.  The revolving note is secured by the Company’s receivables, inventory, and general intangible assets.  The financial covenants applicable to the Wachovia Bank term loans, discussed below, also apply to the revolving credit facility.  The Company was in compliance with the revolving loan financial covenants as of July 31, 2005.  There were no amounts outstanding under the revolving credit facility at July 31, 2005 and 2004.  The termination date of the revolving credit facility agreement is January 31, 2007.

The Company’s fiscal 2003 purchase of the Rabon products category was financed by a senior credit facility from Wachovia Bank that also refinanced the Company’s then existing term loan facility.  As refinanced, the principal balance outstanding as of July 31, 2005 was $3,745,427 while the principal balance was $4,250,423 at July 31, 2004.  The loan carries interest at a varying rate equal to LIBOR plus 1.8% (5.01% and 3.0% at July 31, 2005 and 2004, respectively).  In February 2003, the Company entered into an interest rate swap transaction that effectively fixed the interest rate at 5.0% for the remainder of the term.  This indebtedness matures at the rate of $504,996 per year through December 20, 2007, at which time $2,567,000 will be due and payable.

The acquisition of the Wood Protection Products assets in December 2003 and the acquisition of the Trenton Sales creosote distribution assets and the Ravap tradename and inventory in June 2004, were financed in part by a second term loan from Wachovia Bank.  The original principal amount of the second term loan with Wachovia Bank was $6,000,000 on December 5, 2003.  In June 2004, after five months of amortization, the loan was increased by an additional advance of $2,954,000 for the purchase of the creosote business of Trenton Sales, Inc and the Ravap tradename.  The principal amount is being amortized monthly over seven years, but the maturity date is June 1, 2009.  This term loan carries interest at a varying rate initially equal to LIBOR plus 1.75% (5.09% at July 31, 2005).  The margin over LIBOR is dependent on a financial leverage ratio, and can vary between 1.75% and 2.25%.  The principal amount of the loan was $7,490,000 on July 31, 2005.

The term loans with Wachovia Bank require the Company to satisfy certain financial covenants, but those covenants were amended in June 2005.  The amendment eliminated minimum tangible net worth and liabilities to tangible net worth requirements, and revised the required coverage ratio of debt to earnings before interest, taxes, and depreciation.  The revised requirement is that the coverage ratio of funded debt to earnings before interest, taxes, and depreciation be not greater than 3.0 to 1.0 as of July 31, 2005 and October 31, 2005, and not greater than 2.75 to 1.0 as of January 31, 2006 and at all times thereafter.  As of July 31, 2005, the Company was in compliance with its various debt covenants.

The Company’s purchase of penta registrations and data, manufacturing equipment, and certain other assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical Company, in fiscal 2005 was financed in part by a $10,000,000 promissory note payable to the seller.  The promissory note is payable in five equal annual principal installments of $2 million plus interest at 4% per annum.  The first installment is payable on June 7, 2006, and subsequent installments are payable on the same date each year thereafter until the promissory note is paid.  The principal balance of the promissory note was $10,000,000 on July 31, 2005.

Principal payments due under long-term debt agreements for the years ended July 31 are as follows:

	Total	2006	2007	2008	2009	2010

Long-term debt	$21,235,427	$3,590,996	$3,662,996	$5,964,435	$6,017,000	$2,000,000

9.             COMMITMENTS AND CONTINGENCIES

Contractual Obligations- The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment.  Its other long-term liabilities consist of obligations under a supplemental executive retirement plan.  See Note 11 to “Notes to Consolidated Financial Statements.”  For the years ended July 31:

	Total	2006	2007	2008	2009	2010

Long-term debt	$21,235,427	$3,590,996	$3,662,996	$5,964,435	$6,017,000	$2,000,000
Operating leases	2,893,458	1,007,134	916,296	561,932	408,096	—
Other long-term liabilities (1)	219,135	—	—	—	219,135	—
Purchase obligations	2,016,253	2,016,253	—	—	—	—
Estimated interest payments on debt (2)	3,338,565	1,159,280	1,024,922	707,139	379,278	67,945
Estimated payments (receipts) under interest rate swap (2)	(138,317)	(47,571)	(64,824)	(25,922)	—	—
	$29,564,521	$7,726,092	$5,539,390	$7,207,584	$7,023,509	$2,067,945

Rent expense relating to the operating leases was $948,282, $424,210 and $365,854 in fiscal 2005, 2004 and 2003, respectively.

Environmental — The Company’s operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both.  The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

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

The Company incurred expenses in connection with the FIFRA research and testing programs of approximately $989,844, $861,000 and $704,700 in fiscal 2005, 2004 and 2003, respectively.  These costs are included in selling, general, and administrative expenses.  The Company intends to expense such costs as incurred.

Litigation - The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business.  Management does not believe that the outcome of any of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

10.     RELATED PARTY TRANSACTIONS

During 1991, the Company entered into “split-dollar insurance” plans with two officers/stockholders.  Each of those arrangements has now been terminated, but the Company has advanced funds in prior years for insurance premiums and recorded the advances as a non-current asset.  While the plans were in effect, the Company had a security interest in the insurance policies to the extent of the advances.  In fiscal 1998, the arrangement with one such officer was terminated under the provisions of a five-year employment agreement and converted to a non-interest-bearing promissory note.  Since that time, the employee has ceased serving as an officer of the Company, but continued as an employee until retiring in February 2005.  As a portion of the employee’s compensation under the employment agreement, the Company amortized the note to compensation expense over a five-year period beginning January 1, 2000.  The amortization was $14,241, $34,180, and $52,034 in 2005, 2004 and 2003, respectively.  In fiscal 2004, the Company terminated the split dollar insurance plan with the other officer/stockholder.  He transferred his interest in the insurance policy on his life to the Company for $91,338, the difference between the cash value of the policy and the premiums paid by the Company under the terminated plan.

11.     EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees.  The participants may contribute from 3% to 15% of their compensation, and the Company makes matching contributions under this plan up to 3% of the participant’s compensation.  Company contributions to the plan totaled approximately $48,000, $38,000 and $34,000 in 2005, 2004 and 2003, respectively.

In July 2001, the Company adopted a supplemental executive retirement plan.  Only persons specifically designated by the company may be participants in the plan.  The plan is unfunded and amounts payable to participants are general obligations of the company.  The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement.  The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits.  Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service.  One executive was designated as a participant in August 2001, which resulted in $62,699, $57,184, and $52,088 of expenses for 2005, 2004 and 2003, respectively.  As of July 31, 2005, and 2004, the liability under this plan was $219,135 and $156,436, respectively.

12.     SIGNIFICANT CUSTOMERS

The Company had only one customer to whom sales as a percentage of total sales was 10% or more in fiscal 2005, 2004 and 2003.  Sales to one customer were 10% of total sales in fiscal 2005, and 14% of total sales in fiscal 2004, and sales to another customer were 18% of total sales in fiscal 2003.

13.     STOCKHOLDERS’ EQUITY

The Company adopted the 1996 Stock Option Plan (the “1996 Stock Plan”) on October 15, 1996, and reserved 700,000 shares of its common stock for issuance under that plan.  The 1996 Stock Plan was amended in August 2003, and the maximum number of common shares that may be granted under it was increased to 1,070,000 shares.  The 1996 Stock Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The 1996 Stock Plan is administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors.  Subject to the terms of the 1996 Stock Plan, the Board of Directors or the committee has the authority to grant options, to amend, construe, and interpret the plan, and to make all other determinations and take any and all actions necessary or advisable for its administration.  The directors, consultants, and key employees of the Company or any subsidiary are eligible to receive nonqualified options under the 1996 Stock Plan, but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options.

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

The Company adopted a 2004 Long-Term Incentive Plan (“LTI Plan”) in October 2004 which was approved by the shareholders at the Company’s annual meeting in November 2005.  The LTI Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards.  It is administered by the Board of Directors or a committee appointed by the Board of Directors.  The Board has designated the Compensation Committee as the administrator of the LTI Plan.  Subject to the terms of the LTI Plan, the committee has the sole discretion to select the persons eligible to receive awards under the LTI Plan, the type and amount of incentives to be awarded, and the terms and conditions of awards.  The committee also has the authority to interpret the LTI Plan, and establish and amend regulations necessary or appropriate for its administration.  Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate.  The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan is 375,000 shares.  No executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock.

Options issued in fiscal 2005, 2004 and 2003 under the Company’s 1996 Stock Plan were as follows.  No options were issued under the LTI Plan.

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	2005		2004		2003
Stock options and warrants outstanding, beginning of year	720,550	$4.14	557,588	$3.90	375,088	$3.27
Granted:
Non-employee directors	50,000	3.84	50,000	3.16	50,000	3.10
Officers			150,000	4.37	160,000	2.50
Exercised	(1,100)	2.57	(37,038)	(0.02)
Expired					(27,500)	(5.00)
Stock options and warrants outstanding, end of year	769,450	$4.13	720,550	$4.14	557,588	$3.90

Options and warrants outstanding as of July 31, 2005 under the Company’s equity compensation plans are as follows:

Range of Exercise Price	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-average exercise price	Shares Exercisable	Weighted-Average Exercise Price
$2.48 - $8.00	769,450	8.25	$4.13	588,450	$4.13

At July 31, 2005, there were 598,912 shares available for future option grants under equity compensation plans (the 1996 Stock Plan and the 2004 Long-Term Incentive Plan).

In fiscal 2000, the Company granted a warrant for the purchase of 25,000 shares of the Company’s common stock to Gilman Financial Corporation, a company that employs a Director of the Company, for assistance in developing, studying, and evaluating merger and acquisition proposals.  The warrant was immediately exercisable at a price of $5.00 per share of common stock through March 6, 2009.  In December 2003, the Company purchased certain penta distribution assets of Wood Protection Products, Inc.  As part of the purchase, the Company also granted an option to acquire 175,000 shares of our common stock, exercisable through December 5, 2008 at $2.50 per share.  The option holder partially exercised his option in fiscal 2005, and purchased 25,000 shares.  At July 31, 2005, 150,000 shares of common stock may be acquired under the option.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, taking into account vested and unvested stock options whose strike price is less than the market price, in accordance with SFAS No. 128:

	Year Ended July 31, 2005
	Income	Shares	Earnings per Share
	(Numerator	(Denominator)	(Amount)

Basic	$3,052,164	7,898,448	$0.39
Effect of dilutive securities-common stock options		354,822	(0.02)
Diluted	$3,052,164	8,253,270	$0.37

	Year Ended July 31, 2004
	Income	Shares	Earnings per Share
	(Numerator	(Denominator)	(Amount)

Basic	$1,763,364	7,543,441	$0.23
Effect of dilutive securities-common stock options		87,733	(0.00)
Diluted	$1,763,364	7,631,174	$0.23

	Year Ended July 31, 2003
	Income	Shares	Earnings per Share
	(Numerator	(Denominator)	(Amount)

Basic	$1,917,164	7,512,981	$0.26
Effect of dilutive securities-common stock options		37,413	(0.01)
Diluted	$1,917,164	7,550,394	$0.25

14.     BUSINESS SEGMENT INFORMATION

The Company operates in four business segments organized around its four product lines: pentachlorophenol (penta) products, creosote, animal health products (Rabon and Ravap) and our herbicide product (MSMA).  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The penta segment manufactures and sells its penta products line, including penta blocks, flakes, solutions, sodium pentachlorophenate (sodium penta), and a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The creosote segment sells creosote products as a wood preservative for railroad crossties, bridge timbers and utility poles. Our creosote suppliers distill coal tar, and creosote is a by-product of that process. The Company supplies industrial users with both penta products and creosote. The animal health segment sells pesticides products under the trade names Rabon and Ravap. These pesticide products are used by domestic livestock and poultry growers to protect animals from flies and other pests. The Company’s agricultural chemicals segment sells products containing monosodium and disodium methanearsonic acids

(MSMA).  These herbicides are sold to protect cotton crops, primarily in the United States’ southern cotton-growing states and in California, and to state agencies to control highway weed growth.  MSMA products are also used elsewhere in the world to protect cotton and sugarcane.

Non-domestic net sales revenues in the penta segment were $1,012,875 in fiscal 2005, $921,135 in fiscal 2004, and $906,230 in fiscal 2003.  Non-domestic net sales in the creosote segment and the animal health segment were negligible in all years.  Non-domestic net sales in the agricultural chemicals segment were $518,093 in fiscal 2005, $496,938 in fiscal 2004, and $373,482 in fiscal 2003.

	2005	2004	2003

Revenues
Penta	$20,805,876	$15,539,655	$10,526,146
Creosote	29,198,692	20,928,709	18,494,739
Animal Health	5,059,433	3,462,997	2,805,744
Agricultural Chemicals	4,103,883	3,679,070	3,708,956
	$59,167,884	$43,610,431	$35,535,585

Depreciation and amortization
Penta	$886,289	$437,868	$271,991
Creosote	297,754	270,988	267,432
Animal Health	150,403	59,706	34,829
Agricultural Chemicals	816,465	807,438	781,783
	$2,150,911	$1,576,000	$1,356,035

Income (loss) from operations
Penta	$6,101,941	$4,954,744	$4,103,914
Creosote	2,932,614	1,453,440	2,110,062
Animal Health	1,015,545	867,111	827,066
Agricultural Chemicals	(368,393)	(716,440)	(730,152)
	$9,681,707	$6,558,855	$6,310,890

Capital expenditures
Penta	$13,362,567	$7,311,632	$68,068
Creosote		2,886,771
Animal Health		1,254,547	3,870,451
Agricultural Chemicals	62,144	21,132	142,135
	$13,424,711	$11,474,082	$4,080,654

Total assets
Penta	$24,804,976	$12,014,999	$4,230,949
Creosote	12,179,921	12,379,668	9,068,859
Animal Health	6,968,579	8,084,141	5,507,220
Agricultural Chemicals	6,132,450	7,118,269	9,652,239
	$50,085,926	$39,597,077	$28,459,267

A reconciliation of total segment to consolidated amounts is as follows:

	2005	2004	2003
Revenues:
Total revenues for reportable segments	$59,167,884	$43,610,432	$35,535,585
Other revenues	—	—	—
Total consolidated revenues	$59,167,884	$43,610,432	$35,535,585

Profit or Loss:
Total profit or loss for reportable segments	$9,681,707	$6,558,855	$6,310,890
Interest income	72,824	25,447	53,877
Interest expense	(619,980)	(363,674)	(161,578)
Other profit or loss	(34,646)	67,520	(52,332)
Other corporate expense	(4,279,659)	(3,444,013)	(3,169,004)
Income before income taxes	$4,820,246	$2,844,135	$2,981,853

Assets:
Total assets for reportable segments	$50,085,926	$39,597,077	$28,459,267
Cash and cash equivalents	8,780,522	974,284	1,655,092
Prepaid and other current assets	722,479	814,334	629,977
Deferred tax assets	80,679	457,014	510,929
Other assets	1,434,027	1,396,993	1,082,245
Consolidated total	$61,103,633	$43,239,702	$32,337,510

15.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended July 31, 2005

Net sales	$13,594,578	$12,476,804	$15,353,947	$17,742,555
Gross profit	4,235,342	4,175,478	4,683,290	4,971,942
Operating income	1,211,105	849,456	1,820,054	1,521,433
Income before income tax	1,083,931	715,771	1,687,571	1,332,973
Net income	672,037	443,778	1,046,290	890,059

Per share data:

Earnings per share - basic	0.09	0.06	0.14	0.10

Earnings per share - diluted	0.09	0.06	0.13	0.10

Year Ended July 31, 2004

Net sales	$8,372,110	$8,536,767	$12,423,676	$14,277,878
Gross profit	2,546,204	2,428,740	3,696,233	4,080,260
Operating income (loss)	468,440	(137,299)	1,161,542	1,622,159
Income (loss) before income tax	514,929	(227,602)	1,050,464	1,506,345
Net income (loss)	319,256	(141,113)	651,289	933,932

Per share data:

Earnings (loss) per share - basic	0.04	(0.02)	0.09	0.12

Earnings (loss) per share - diluted	0.04	(0.02)	0.08	0.12

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                                            CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-14 of Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders on December 7, 2005 which will be filed with the Securities and Exchange Commission.

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

10.12*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.13*	Stock Option Agreement dated October 17, 1996 with Thomas H. Mitchell filed as Exhibit 10.5 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.14

Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the company and JGIS, Ltd., an assignee of Gilman Financial Corporation, filed as Exhibit 10.24 to the company’s 2000 report on Form 10-KSB filed October 25, 2000, incorporated in this report.

10.15*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.16*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.17*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.18*	Employment Agreement with J. Neal Butler dated March 8, 2004.

10.19*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February14, 2002, incorporated in this report.

10.21*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

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

10.24	Fifth Amendment to Term Loan Agreement with Wachovia Bank, National Association dated June 7, 2005 filed as Exhibit 10.24 to the company’s report on Form 8-K filed June 13, 2005.

10.25	Tenth Amendment to Revolving Loan Agreement with Wachovia Bank, National Association dated June 7, 2005 filed as Exhibit 10.25 to the company’s report on Form 8-K filed June 13, 2005.

10.26	Asset Purchase Agreement dated June 7, 2005 between the company and Basic Chemicals Company, LLC. filed as Exhibit 10.26 to the company’s report on Form 8-K filed June 13, 2005.

10.27	Promissory Note dated June 7, 2005 between the company and Basic Chemicals Company, LLC. filed as Exhibit 10.27 to the company’s report on Form 8-K filed June 13, 2005.

10.28*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.29*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

21.1	Subsidiaries of the company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

Schedule II - Valuation and Qualifying Accounts

Allowance for	Balance at	Additions
Doubtful Accounts	beginning of	Charged to costs	Charged to other		Balance at end of
Reserves	period	and expenses	accounts	Deductions (1)	period

Fiscal year
July 31, 2005	$80,000	$70,000	$—	$—	$150,000

Fiscal year
July 31, 2004	125,000	90,000		(135,000)	80,000

Fiscal year
July 31, 2003	100,000	25,000			125,000

(1) Uncollectible amounts written off against the reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ David L. Hatcher	Date: October 31, 2005
David L. Hatcher, Chairman
and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 31, 2005
John V. Sobchak, Vice President
and Chief Financial Officer

By:	/s/ George W. Gilman	Date: October 31, 2005
George W. Gilman, Director

By:	/s/ Fred C. Leonard	Date: October 31, 2005
Fred C. Leonard III, Director

By:	/s/ Charles L. Mears	Date: October 31, 2005
Charles L. Mears, Director

By:	/s/ Charles M. Neff	Date: October 31, 2005
Charles M. Neff, Jr., Director

By:	/s/ Richard L. Urbanowski	Date: October 31, 2005
Richard L. Urbanowski, Director