Form 10-Q
period 2005-10-31
KMG CHEMICALS INC
filed 2005-12-14
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Yes ☐       No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s of common stock as of the latest practicable date:  8,797,119, excluding treasury shares.

Part I. --- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands)

	October 31,	July 31,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,030	$8,781
Accounts receivable:
Trade, net	5,876	7,967
Other	272	342
Inventories	6,921	4,854
Prepaid expenses and other current assets	398	376
Total current assets	23,497	22,320

PROPERTY, PLANT AND EQUIPMENT -
Property, plant and equipment	11,900	11,453
Accumulated depreciation and amortization	(6,255)	(5,990)
Net property, plant and equipment	5,645	5,463

GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	27,561	28,176
OTHER ASSETS	1,421	1,367
TOTAL	$61,902	$61,104

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED) (CONTINUED)

	October 31,	July 31,
	2005	2005

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,917	$5,088
Accrued liabilities	1,205	1,369
Current portion of long-term debt	3,609	3,591
Total current liabilities	10,731	10,048

DEFERRED TAX LIABILITY	411	305
LONG-TERM DEBT, net of Current Portion	17,230	17,644
OTHER LONG TERM LIABILITIES	236	219
Total liabilities	28,608	28,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized, 8,956,119 shares issued and 8,786,119 shares outstanding at October 31, 2005 and July 31, 2005	90	90
Additional paid-in capital	9,391	9,353
Treasury stock, at cost (170,000 shares at October 31, 2005 and July 31, 2005)	(850)	(850)
Accumulated other comprehensive income	60	49
Retained earnings	24,603	24,246
Total stockholders’ equity	33,294	32,888
TOTAL	$61,902	$61,104

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended October 31,
	2005	2004

NET SALES	$14,373	$13,595

COST OF SALES	9,318	9,359

Gross Profit	5,055	4,236

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,785	3,025

Operating income	1,270	1,211

OTHER INCOME (EXPENSE):
Interest & dividend income	85	9
Interest expense	(261)	(126)
Other	(6)	(10)

Total other income (expense)	(182)	(127)

INCOME BEFORE INCOME TAX	1,088	1,084

Provision for income tax	(402)	(412)

NET INCOME	$686	$672

EARNINGS PER SHARE:
Basic	$0.08	$0.09
Diluted	$0.07	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,786	7,550
Diluted	9,276	7,614

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT JULY 31, 2004	7,730	$78	$3,671	$(900)	$18	$21,723	$24,590
Cash dividends						(529)	(529)
Employee options exercised	26	0	67				67
Shares issued in stock placement	1,200	12	5,665				5,677
10,000 treasury shares issued			(50)	50			0
Comprehensive income:
Net income						3,052	3,052
Change in unrealized gain on interest rate swap (net of taxes of $19,044)					31		31
Total comprehensive inome					31	3,052	3,083
BALANCE AT JULY 31, 2005	8,956	90	9,353	(850)	49	24,246	32,888

Cash dividends						(329)	(329)
Stock based compensation			38				38
Comprehensive income:
Net income						686	686
Change in unrealized gain on interest rate swap (net of taxes of $6,095)					11		11
Total comprehensive inome					11	686	697
BALANCE AT OCTOBER 31, 2005	8,956	$90	$9,391	$(850)	$60	$24,603	$33,294

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$686	$672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	874	469
Stock based compensation	38
Bad debt expense	0	15
Deferred income taxes	(6)	25
Changes in operating assets and liabilities:
Accounts receivable - trade	2,091	509
Accounts receivable - other	71	217
Inventories	(2,067)	(302)
Prepaid expenses and other assets	(22)	11
Accounts payable	830	717
Accrued liabilities	(41)	250
Net cash provided by operating activities	2,454	2,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(447)	(130)
Collection of notes receivable	0	9
Additions to other assets	(32)	(219)
Net cash used in investing activities	(479)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(397)	(381)
Payment of dividends	(329)	(264)
Net cash used in financing activities	(726)	(645)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,249	1,598

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,781	974

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,030	$2,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$153	$123
Cash paid during the period for income taxes	$77	$63

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)           Basis of Presentation.  The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2005.

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

	Three Months Ended
	October 31,
	2005	2004
	(Amounts in thousands,
	except per share data)

BASIC EARNINGS PER SHARE:

Net income	$686	$672

Weighted average shares outstanding	8,786	7,550

Basic earnings per share	$0.08	$0.09

DILUTED EARNINGS PER SHARE:

Net income	$686	$672

Weighted average shares outstanding	8,786	7,550

Shares issuable from assumed conversion of common share options	490	64

Weighted average shares outstanding, as adjusted	9,276	7,614

Diluted earnings per share	$0.07	$0.09

(3)           Inventories.  Inventories are summarized as follows:

	October 31,	July 31,
	2005	2005
	(Amounts in thousands)

Chemical raw materials and supplies	$1,769	$1,264
Finished chemical products	5,152	3,590

	$6,921	$4,854

(4)           Stock-based Compensation.  The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended October 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  The effect on net earnings and earnings per share of the Company before and after application of the fair value recognition provision of SFAS 123(R) to stock-based employee compensation for the three months ended October 31, 2005 is illustrated below:

	Three Months Ended October 31, 2005
	(Amounts in thousands, except per share data)

	Net Earnings Before Application of FAS 123 R	Effect of Stock- Based Compensation Expense	Net Earnings as Reported

Earnings before income tax	$1,127	$(38)	$1,089
Provision for income tax	(417)	14	(403)
Net Earnings	$710	$(24)	$686

Earnings per share:
Basic	$0.08	$(0.00)	$0.08
Diluted	$0.08	$(0.01)	$0.07

The pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting (SFAS No. 123) “Accounting for Stock-based compensation” (“FAS 123”), to Stock-based employee compensation for the three months ended October 31, 2004 is illustrated below:

Three Months
Ended
October 31, 2004
(Amounts in thousands,
except per share data)

Net earnings, as reported	$672

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)

Pro forma net earnings	$652

Earnings per share:
Basic, as reported	$0.09
Basic, pro forma	$0.09

Diluted, as reported	$0.09
Diluted, pro forma	$0.09

(5)           Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	October 31,	July 31,
	2005	2005
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other Creosote related assets	78	78
Penta product registrations	8,765	8,765
Rabon product registrations and related assets	3,557	3,557
Ravap product registration	938	938

	19,856	19,856

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other Creosote related assets	131	131
Other Penta related assets	7,288	7,288
MSMA product registrations and related assets	1,298	1,298
Sodium Penta licensing agreement	320	320
Ravap trademark	317	317
Other Rabon related assets	204	204
Loan Costs	121	121
	13,679	13,679

Total intangible assets	33,535	33,535

Less accumulated amortization	(5,974)	(5,359)

	$27,561	$28,176

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,303	$1,265
Other	118	102
	$1,421	$1,367

Amortization expense was $609 thousand for the three month period ended October 31, 2005, and $217 thousand for the three month period ended October 31, 2004.

(6)           Dividends.  Dividends of $329 thousand ($0.0375 per share) and $264 thousand ($0.035 per share) were declared and paid in the first quarter of fiscal 2006 and 2005, respectively.

(7)           Business Segment Information.  The Company operates four business segments organized around its four product lines: pentachlorophenol (penta) products; creosote; animal health products and agricultural products.

	October 31,
	2005	2004
	(Amounts in thousands)
Revenues
Penta	$6,863	$4,984
Creosote	6,372	7,827
Animal Health	602	350
Agricultural Chemicals	536	434
	$14,373	$13,595

Depreciation and amortization
Penta	$556	$133
Creosote	73	73
Animal Health	35	46
Agricultural Chemicals	203	204
	$867	$456

Income (loss) from operations
Penta	$1,956	$1,808
Creosote	550	679
Animal Health	55	(99)
Agricultural Chemicals	(287)	(244)
	$2,274	$2,144

Capital expenditures
Penta	$372	$123
Creosote	—	—
Animal Health	—	—
Agricultural Chemicals	64	20
	$436	$143

Total assets
Penta	$24,755	$24,805
Creosote	13,586	12,184
Animal Health	6,092	6,969
Agricultural Chemicals	5,208	6,132
	$49,641	$50,090

A reconciliation of total segment income (loss) to consolidated amounts is as follows:

	October 31,
	2005	2004
	(Amounts in thousands)

Revenues:
Total revenues for reportable segments	$14,373	$13,595
Other revenues	—	—
Total consolidated revenues	$14,373	$13,595

Profit or Loss:
Total profit or loss for reportable segments	$2,274	$2,144
Interest income	85	9
Interest expense	(261)	(126)
Other profit or loss	(6)	(10)
Other corporate expense	(1,003)	(933)
Income before income taxes	$1,089	$1,084

Assets:
Total assets for reportable segments	$49,641	$50,090
Cash and cash equivalents	10,030	8,781
Prepaid and other current assets	399	376
Deferred tax assets	—	—
Other assets	1,832	1,857
Consolidated total	$61,902	$61,104

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth our net sales and certain other financial data, including the amount of the change between the three month periods ended October 31, 2005 and 2004:

	Three Months Ended October 31,		Increase /
	2005	2004	(Decrease)
	(Amounts in thousands, except per share data)

Net sales	$14,373	$13,595	$778
Gross profit	$5,055	$4,235	$820
Gross profit as a percent of net sales	35.2%	31.2%	4.0%
Net income	$686	$672	$14
Basic earnings per share	$0.08	$0.09	$(0.01)
Weighted average shares outstanding	8,786	7,550	1,236

Sales Revenue and Gross Profit

Net sales revenue for the first quarter of fiscal 2006 increased 5.7% as compared with the first quarter of fiscal 2005.  Penta revenue increased $1.9 million for the quarter, but creosote revenues were down $1.5 million.  About half of the penta increase came from greater sales of penta blocks to customers of Vulcan Materials Company, certain of whose penta assets we acquired in June 2005 when that company exited the penta business.  The balance of the penta revenue increase came on increased demand for penta poles from utilities in the wake of hurricanes in the quarter.  Our creosote sales, however, were down in the quarter because of disruption caused by those hurricanes in our operations.  We believe creosote sales returned to pre-hurricane levels late in the quarter, and we believe that strong demand from major railroads for crossties treated with creosote will continue in the near term.

Agricultural chemical and animal health product sales were up for the first quarter as compared with the prior year quarter.  Agricultural chemical revenues increased $103 thousand in the first quarter and animal health product sales increased $252 thousand. Revenue from these products is seasonal and weighted to the third and fourth quarters.  Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements.  Weather patterns can have an impact on our sales, particularly sales of agricultural products.  The end user of some of our products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability.  The combined revenues from products subject to seasonal variations represent less than 20% of our total annual revenues.

Gross profit increased $819 thousand in the first quarter of fiscal 2006 over the same quarter of the prior year.  Gross profit as a percent of sales improved to 35.2% for the first quarter in fiscal 2006 from 31.2% for the same quarter in fiscal 2005.  The margin improvement came primarily from the increased volume of higher margin penta and, to a lesser extent, from creosote price increases.  Although margins improved, they will continue to be impacted in fiscal 2006 by the high penta raw material costs we have experienced since fiscal 2002.  Our chlorine unit costs are up 381% since fiscal 2002 and our phenol unit costs are up 134%.  We have not been able to pass along the entire increased cost of these raw materials, and our margins on penta products have suffered.  We expect penta raw material costs will continue at high levels, maintaining pressure on our margins throughout fiscal 2006.  Other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

As a percentage of net revenue, selling, general, and administrative expenses increased in the first quarter of this fiscal year to 26.3% from 22.2% for the same quarter of the prior fiscal year.  Selling, general and administrative expenses for the first quarter of fiscal 2006 were approximately $761 thousand (25.2%) higher than in that quarter in the prior fiscal year.  About $200 thousand of the increase was due to increased penta distribution expenses on greater volume, and about $400 thousand of the increase was for amortization expense for penta intangibles acquired in fiscal 2005.  We temporarily lost the use of our creosote terminal near New Orleans due to Hurricane Katrina, and incurred additional expense for a substitute interim terminal.

Interest Expense

Interest expense was $261 thousand in the first quarter of fiscal 2006 as compared with $126 thousand in the same quarter of fiscal 2005.  The increase was due to additional term loan borrowings in fiscal 2005 to conclude our animal health and wood treating product distribution acquisitions.

Income Taxes

Our effective tax rate was 37% in the first quarter of fiscal 2006 and 38% in fiscal 2005.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $2.5 million since the beginning of fiscal 2006.  Net income of $686 thousand, a reduction of $2.1 million in trade receivables (primarily from agricultural and animal health products), and depreciation and amortization of $874 thousand were the primary contributors to net cash thus far in fiscal 2006.  These factors were partially offset as we built inventories from seasonal lows.  In fiscal 2005, net cash from operating activities was $2.6 million on net income of $672 thousand.

Net cash used in investing activities in the first three months of fiscal 2006 was $479 thousand, principally for expansion of penta production capability at our Mexico facility.

In the first three months of fiscal 2006, $396 thousand in net cash was used to make principal payments on our borrowings and $329 thousand was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a revolving credit facility with Wachovia Bank, National Association (which acquired our former lender, SouthTrust Bank).  At October 31, 2005, we had not borrowed on that facility and our borrowing base availability was $5.0 million.  Management believes that the revolving credit facility, combined with cash flows from operations, adequately provide for the Company’s anticipated need for working capital in fiscal 2006.

Long Term Obligations

Our purchase of certain assets of the other penta supplier in fiscal 2005 was financed in part by a $10 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2 million plus interest at 4% per annum.  The first installment is due in June 2006.  The principal balance of that indebtedness was $10 million as of October 31, 2005.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank.  The principal balance of our two term loan facilities with Wachovia was approximately $10.8 million as of October 31, 2005.  Our purchase of the Rabon product category in December 2002 was funded by refinancing and increasing our then existing term loan facility.  The principal amount of that loan is being amortized monthly over ten years but the maturity date is December 20, 2007.  The loan carries interest at a varying rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction which effectively fixed the interest rate at 5.0% for the remainder of the term.  As of October 31, 2005 the principal balance outstanding on that facility was $3.6 million.  Our acquisitions in fiscal 2004 were financed by a second term loan from Wachovia Bank.  The original principal amount of the second term loan was $6.0 million in December 2003, but the loan was refinanced in June 2004 to reflect an additional $3.0 million advance to fund acquisitions.  The principal amount of that loan is being repaid monthly on a seven year amortization schedule, but the maturity date is June 1, 2009.  The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%.  For fiscal 2006, the margin over LIBOR for this term loan is expected to be between 1.75% and 2.25%.  The principal amount of the loan was $7.2 million at the end of the first quarter of fiscal 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

In December 2004, the FASB issued Statement No. 123 (revised 2004) (FAS 123(R)), “Accounting for Share-Based Payments”.  FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees.  The Company applied FAS 123(R) on a modified prospective method.  Under this method, the Company records compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption, August 1, 2005.

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No. 43, relating to inventory costs.  This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.  In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This statement has been adopted by the Company.  The Company has reviewed the statement and believes it will not have a material impact on our financial position and results of operation.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes & Error Corrections”, which replaced APB Opinion No. 20 and FASB Statement No. 3.  This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when specific transition provisions are absent.  This statement requires retrospective application to prior periods financial statements of changes in accounting principle.  If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date.  SFAS No. 154 is effective in the period that begins after December 15, 2005, and early adoption is permitted in the fiscal years beginning after SFAS No. 154 was issued.

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

Revenue Recognition – In general, the Company has only one revenue recognition transaction in which our chemical products sold in the open market are recognized as revenue when risk of loss and title to the products transfers to customers, which usually occurs at the time a shipment is made.

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

Goodwill and Other Intangible Assets - The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques.  Additionally, SFAS 142 requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis and when circumstances indicate that an impairment may exist.  Determining fair value and the implied fair value is judgmental and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. The Company’s estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses.  The Company has performed impairment analyses on its goodwill and intangible assets of indefinite life which indicated as of July 31, 2005 an impairment charge was not appropriate.

Impairment of Long-lived Assets - We review periodically the carrying value of our long-lived assets held and used and assets to be disposed of or when events and circumstances warrant such a review.  The carrying value of long-lived assets is evaluated for potential impairment on a product line basis.  We have concluded on the basis of our evaluation as of July 31, 2005 that our long lived assets are not impaired.

Disclosure Regarding Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.  From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company.  These forward-looking statements include information about possible or assumed future results of our operations.  All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements.  Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements.  Many risks and uncertainties may impact the matters addressed in these forward-looking statements.  Our forward-looking statements speak only as of the date made and we will not update forward-looking statements unless the securities laws require us to do so.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February, 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase.  Conversely, a drop in the financial market’s expectations for future interest rates would cause a drop in the value of that recorded asset.  It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires December 2007.  At October 31, 2005 the market value of the swap was an asset of $96 thousand.

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

Not Applicable.

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

	4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

	10.1	Revolving Loan Agreement dated August 1, 1996 with SouthTrust Bank filed as Exhibit 10.2 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

	10.2	Second Amendment to Revolving Loan Agreement filed as Exhibit 10.10 to the company’s first quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

	10.3	Third Amendment to Revolving Loan Agreement filed as Exhibit 10.11 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

	10.4	Fourth Amendment to Revolving Loan Agreement filed as Exhibit 10.19 to the company’s report on Form 8K filed July 10, 1999, incorporated in this report.

	10.5	Term Loan Agreement dated June 26, 1998 with SouthTrust Bank filed as Exhibit 10.16 to the company’s report on Form 8K filed July 10, 1998, incorporated in this report.

	10.6	Second Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.32 to the company’s report on Form 8K filed December 19, 2003, incorporated in this report.

	10.7	Third Amendment to Term Loan Agreement with SouthTrust Bank dated June 8, 2004 filed as Exhibit 10.7 to the Company's report on Form 10-K filed October 15, 2004, incorporated in this report.

	10.8	Fourth Amendment to Term Loan Agreement with SouthTrust Bank dated July 31, 2004 filed as Exhibit 10.8 to this report.

10.9	Guaranty of Payment to SouthTrust Bank by the company filed as Exhibit 10.18 to the company’s report on Form 8K filed July 10, 1998, incorporated in this report.

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

10.15*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.16*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.17*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.18*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 in this report.

10.19*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February14, 2002, incorporated in this report.

10.21*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

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

10.24	Fifth Amendment to Term Loan Agreement with Wachovia Bank, National Association dated June 7, 2005 filed as Exhibit 10.24 to the company’s report on Form 8-K filed June 13, 2005.

10.25	Tenth Amendment to Revolving Loan Agreement with Wachovia Bank, National Association dated June 7, 2005 filed as Exhibit 10.25 to the company’s report on Form 8-K filed June 13, 2005.

10.26	Asset Purchase Agreement dated June 7, 2005 between the company and Basic Chemicals Company, LLC. filed as Exhibit 10.26 to the company’s report on Form 8-K filed June 13, 2005.

10.27	Promissory Note dated June 7, 2005 between the company and Basic Chemicals Company, LLC. filed as Exhibit 10.27 to the company’s report on Form 8-K filed June 13, 2005.

10.28	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.29	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

21.1	Subsidiaries of the company filed as Exhibit 21.1 to the company’s report on Form 10-K filed on October 31, 2005.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date: December 14, 2005
David L. Hatcher,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date: December 14, 2005
John V. Sobchak,
Chief Financial Officer