Form 10-Q
period 2006-01-31
KMG CHEMICALS INC
filed 2006-03-16
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 13, 2006, there were 8,817,119 shares of the registrant’s common stock outstanding, excluding treasury shares.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	(Unaudited) January 31, 2006	July 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,626	$8,781
Accounts receivable:
Trade, net	5,984	7,967
Other	174	342
Inventories	7,108	4,854
Prepaid expenses and other current assets	236	376
Total current assets	24,128	22,320

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	12,318	11,453
Accumulated depreciation and amortization	(6,518)	(5,990)
Net property, plant and equipment	$5,800	$5,463

GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	26,939	28,176
OTHER ASSETS	1,416	1,367
TOTAL	$62,061	$61,104

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except for share and per share data)

	(Unaudited) January 31, 2006	July 31, 2005

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,737	$5,088
Accrued liabilities	970	1,369
Current portion of long-term debt	3,627	3,591
Total current liabilities	10,334	10,048

DEFERRED TAX LIABILITY	405	305
LONG-TERM DEBT, net of current portion	16,816	17,644
OTHER LONG TERM LIABILITIES	254	219
Total liabilities	27,809	28,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized, 8,967,119 shares issued and 8,797,119 shares outstanding at January 31, 2006 and 8,956,119 shares issued and 8,786,119 outstanding at July 31, 2005	90	90
Additional paid-in capital	9,634	9,353
Treasury stock, at cost (170,000 shares at January 31, 2006 and July 31, 2005)	(850)	(850)
Accumulated other comprehensive income	56	49
Retained earnings	25,322	24,246
Total stockholders’ equity	34,252	32,888
TOTAL	$62,061	$61,104

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005

NET SALES	$15,544	$12,477	$29,918	$26,071

COST OF SALES	10,016	8,301	19,335	17,660

Gross Profit	5,528	4,176	10,583	8,411

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,196	3,326	7,980	6,350

Operating income	1,332	850	2,603	2,061

OTHER INCOME (EXPENSE):
Interest & dividend income	102	11	187	20
Interest expense	(264)	(137)	(524)	(263)
Other	(6)	(8)	(12)	(18)

Total other income (expense)	(168)	(134)	(349)	(261)

INCOME BEFORE INCOME TAX	1,164	716	2,254	1,800

Provision for income tax	(445)	(272)	(849)	(684)

NET INCOME	$719	$444	$1,405	$1,116

EARNINGS PER SHARE:
Basic	$0.08	$0.06	$0.16	$0.15
Diluted	$0.08	$0.06	$0.15	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,796	7,552	8,791	7,551
Diluted	9,304	7,929	9,296	7,780

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT JULY 31, 2004	7,730	$78	$3,671	$(900)	$18	$21,723	$24,590
Cash dividends						(529)	(529)
Employee options exercised	26	0	67				67
Shares issued in stock placement	1,200	12	5,665				5,677
10,000 treasury shares issued			(50)	50			—
Comprehensive income:
Net income						3,052	3,052
Change in unrealized gain on interest rate swap (net of taxes of $19)					31		31
Total comprehensive inome					31	3,052	3,083
BALANCE AT JULY 31, 2005	8,956	90	9,353	(850)	49	24,246	32,888

Cash dividends						(329)	(329)
Employee options exercised	11		38				38
Additional costs of stock placement			(8)				(8)
Stock based compensation			251				251
Comprehensive income:
Net income						1,405	1,405
Change in unrealized gain on interest rate swap (net of taxes of $5)					7		7
Total comprehensive income					7	1,405	1,412
BALANCE AT JANUARY 31, 2006	8,967	$90	$9,634	$(850)	$56	$25,322	$34,252

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in Thousands)

	Six Months Ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,405	$1,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,763	927
Stock based compensation	251	—
Bad debt expense	—	30
Deferred income taxes	(6)	78
Changes in operating assets and liabilities:
Accounts receivable - trade	1,983	1,533
Accounts receivable - other	168	184
Inventories	(2,255)	(978)
Prepaid expenses and other assets	140	151
Accounts payable	650	(541)
Accrued liabilities	(271)	8
Net cash provided by operating activities	3,828	2,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(871)	(356)
Collection of notes receivable	—	14
Additions to other assets	(29)	(219)
Net cash used in investing activities	(900)	(561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(792)	(763)
Proceeds from exercise of stock options	38	63
Payment of dividends	(329)	(264)
Net cash used in financing activities	(1,083)	(964)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,845	983

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,781	974

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,626	$1,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$312	$254
Cash paid during the period for income taxes	$798	$726

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)                                  Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2005.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)

BASIC EARNINGS PER SHARE:

Net income	$719	$444	$1,405	$1,116

Weighted average shares outstanding	8,796	7,552	8,791	7,551

Basic earnings per share	$0.08	$0.06	$0.16	$0.15

DILUTED EARNINGS PER SHARE:

Net income	$719	$444	$1,405	$1,116

Weighted average shares outstanding	8,796	7,552	8,791	7,551

Shares issuable from assumed conversion of common share options	508	376	505	229

Weighted average shares outstanding	9,304	7,929	$9,296	$7,780

Diluted earnings per share	$0.08	$0.06	$0.15	$0.14

(3)                                  Inventories. Inventories are summarized as follows:

	January 31, 2006	July 31, 2005
	(Amounts in thousands)

Chemical raw materials and supplies	$3,756	$1,264
Finished chemical products	3,352	3,590

	$7,108	$4,854

(4)                                  Stock-based Compensation. The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended January 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). The effect on net earnings and earnings per share of the Company before and after application of the fair value recognition provision of FAS 123(R) to stock-based employee compensation for the three and six months ended January 31, 2006 is illustrated below:

	Three Months Ended January 31, 2006			Six Months Ended January 31, 2006
	(Amounts in thousands, except per share data)
	Net Earnings Before Application of FAS 123R	Effect of Stock-Based Compensation Expense	Net Earnings as Reported	Net Earnings Before Application of FAS 123R	Effect of Stock-Based Compensation Expense	Net Earnings as Reported
Earnings before income tax	$1,377	$(213)	$1,164	$2,505	$(251)	$2,254
Provision for income tax	(526)	81	(445)	(943)	94	(849)
Net Earnings	$851	$(132)	$719	$1,562	$(157)	$1,405

Earnings per share:
Basic	$0.10	$(0.02)	$0.08	$0.18	$(0.02)	$0.16
Diluted	$0.09	$(0.01)	$0.08	$0.17	$(0.02)	$0.15

The pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards “Accounting for Stock-based compensation” (“FAS 123”), to Stock-based employee compensation for the three and six months ended January 31, 2005 is illustrated below:

	Three Months Ended January 31, 2005	Six Months Ended January 31, 2005
	(Amounts in thousands, except per share data)

Net earnings, as reported	$444	$1,116
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(194)	(214)

Pro forma net earnings	$250	$902

Earnings per share:

Basic, as reported	$0.06	$0.15
Basic, pro forma	$0.03	$0.12

Diluted, as reported	$0.06	$0.14
Diluted, pro forma	$0.03	$0.12

(5)                                  Intangible and Other Assets. Intangible and other assets are summarized as follows:

	Janaury 31, 2006	July 31, 2005
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other Creosote related assets	78	78
Penta product registrations	8,765	8,765
Rabon product registrations and related assets	3,557	3,557
Ravap product registration	938	938

	19,856	19,856

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other Creosote related assets	131	131
Other Penta related assets	7,288	7,288
MSMA product registrations and related assets	1,298	1,298
Sodium Penta licensing agreement	320	320
Ravap trademark	317	317
Other Rabon related assets	204	204
Loan Costs	121	121
	13,679	13,679

Total intangible assets	33,535	33,535

Less accumulated amortization	(6,596)	(5,359)

	$26,939	$28,176

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,303	$1,265
Other	113	102
	$1,416	$1,367

Amortization expense was $625,000 and $1.2 million for the three and six month periods ended January 31, 2006, and $205,000 and $422,000 for the three and six month periods ended January 31, 2005.

(6)                                  Dividends. Dividends of $329,000 ($0.0375 per share) and $264,000 ($0.035 per share) were declared and paid in the first quarter of fiscal 2006 and 2005, respectively. No further dividends were declared or paid in the second quarter of fiscal 2006 and 2005.

(7)                                  Business Segment Information. The Company operates four business segments organized around its four product lines: pentachlorophenol (penta) products; creosote; animal health products and agricultural products.

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(Amounts in thousands)
Revenues
Penta	$6,944	$4,745	$13,806	$9,729
Creosote	8,064	6,398	14,437	14,224
Animal Health	312	991	914	1,341
Agricultural Chemicals	224	343	761	777
	$15,544	$12,477	$29,918	$26,071

Depreciation and amortization
Penta	$569	$133	$1,125	$265
Creosote	73	73	147	147
Animal Health	35	35	70	81
Agricultural Chemicals	204	204	407	408
	$882	$445	$1,749	$901

Income (loss) from operations
Penta	$2,232	$1,343	$4,187	$3,151
Creosote	753	736	1,304	1,415
Animal Health	(12)	219	43	120
Agricultural Chemicals	(333)	(431)	(620)	(675)
	$2,640	$1,867	$4,914	$4,011

Capital expenditures
Penta	$323	$208	$695	$331
Creosote	—	—	—	—
Animal Health	—	—	—	—
Agricultural Chemicals	98	—	162	—
	$421	$208	$857	$331

	January 31, 2006	July 31, 2005

Total assets
Penta	$24,768	$24,805
Creosote	13,007	12,184
Animal Health	6,721	6,969
Agricultural Chemicals	4,977	6,132
	$49,473	$50,090

A reconciliation of total segment income (loss) to consolidated amounts is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(Amounts in thousands)

Revenues:
Total revenues for reportable segments	$15,544	$12,477	$29,918	$26,071
Total consolidated revenues	$15,544	$12,477	$29,918	$26,071

Profit or Loss:
Total profit or loss for reportable segments	$2,640	$1,867	$4,914	$4,011
Interest income	102	11	187	20
Interest expense	(264)	(137)	(524)	(263)
Other profit or loss	(6)	(8)	(12)	(18)
Other corporate expense	(1,308)	(1,017)	(2,311)	(1,950)
Income before income taxes	$1,164	$716	$2,254	$1,800

	January 31, 2006	July 31, 2005

Assets:
Total assets for reportable segments	$49,473	$50,090
Cash and cash equivalents	10,626	8,781
Prepaid and other current assets	236	376
Other assets	1,726	1,857
Consolidated total	$62,061	$61,104

(8)                                  Subsequent Events.

On February 22, 2006, the Company purchased certain assets of the animal health insecticides business of Boehringer Ingelheim Vetmedica, Inc. (“BIVI”). The assets purchased included pesticide registrations for pesticides used on cattle, swine, poultry and livestock premises, a processing and warehouse facility in Elwood, Kansas, and related equipment. We also purchased the insecticides finished goods, raw materials and packaging inventory on hand at closing. The insecticides registrations acquired in the transaction are for the United States, Canada, Mexico, Australia and several countries in Latin America, and they complement the Company’s existing animal health products registrations. The new products include a leading brand of insecticidal ear tags for cattle and several liquid and dust formulations for livestock and their premises. The purchase price was approximately $9.0 million, including $3.0 million of inventory. The purchase was funded entirely with available cash. No additional debt was incurred to finance the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth the Company’s net sales and certain other financial data, including the amount of the change between the three and six month periods ended January 31, 2006 and 2005:

	Three Months Ended January 31,		Increase / (Decrease)	Six Months Ended January 31,		Increase / (Decrease)

	2006	2005		2006	2005
	(Amounts in thousands, except per share data)

Net sales	$15,544	$12,477	$3,067	$29,918	$26,071	$3,847
Gross profit	$5,528	$4,176	$1,352	$10,583	$8,411	$2,172
Gross profit as a percent of net sales	35.6%	33.5%	2.1%	35.4%	32.3%	3.1%
Net income	$719	$444	$275	$1,405	$1,116	$289
Basic earnings per share	$0.08	$0.06	$0.02	$0.16	$0.15	$0.01
Weighted average shares outstanding	8,796	7,552	1,244	8,791	7,551	1,240

Sales Revenue and Gross Profit

Net sales revenue for the second quarter of fiscal 2006 increased 24.6% as compared with the second quarter of fiscal 2005. Net sales revenue for the first six months of fiscal 2006 increased 14.8% over the prior year period. Penta revenues increased $2.2 million for the second quarter, and creosote revenues were up $1.7 million in the second quarter. For the first six months of fiscal 2006, however, increased net sales revenue came almost entirely from increased penta revenues (up $4.0 million), and creosote revenues were up only about $200 thousand. About $1.5 million of the penta increase in the first six months came from greater sales of penta blocks to customers of Vulcan Materials Company, certain of whose penta assets we acquired in June 2005 when that company exited the penta business. The balance of the penta revenue increase came on increased demand for penta poles from utilities in the wake of hurricanes Katrina and Rita in the first quarter of fiscal 2006. Our creosote sales were down in the first quarter because of disruption in operations caused by those hurricanes, but creosote volume rebounded strongly toward the end of the first quarter. We believe that strong demand from major railroads for crossties treated with creosote will continue in the near term.  We are in arbitration with Reilly Industries, Inc., the supplier of approximately half of the creosote we sell, regarding the price at which we purchase creosote under our supply agreement. Depending on the outcome of that arbitration, our creosote supply agreement could be modified materially.

Agricultural chemical product sales were down $118 thousand in the second quarter of fiscal 2006 as compared with the prior year quarter, but down only $16 thousand for the six months’ comparison. Animal health products sales revenues decreased $679 thousand in the second quarter, and decreased $427 thousand in the first six months of fiscal 2006 as compared with the prior year. In fiscal 2005, a significant purchase by a major animal health products customer occurred in the second quarter, rather than in the third, and that materially affected the quarterly and six months’ comparison. We anticipate that fiscal 2006 results for annual health products will compare favorably with those in fiscal 2005. Revenue from the agricultural and animal health products segments is seasonal and weighted to the third and fourth quarters. Seasonal usage of agricultural and animal health products is dependent on varying agricultural seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural products. The end user of some of our products may, because of weather patterns, delay or intermittently disrupt field work during the season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability. The combined revenues from products subject to seasonal variations represent less than 20% of our total annual revenues.

Gross profit increased $1.4 million in the second quarter of fiscal 2006 over the same quarter of the prior year, and increased $2.2 million in the first six months of fiscal 2006 over the prior year period. Gross profit as a percentage of sales improved to 35.6% for the second quarter in fiscal 2006 from 33.5% for the same quarter in fiscal 2005. For the full six months of fiscal 2006, gross profit improved to 35.4% of sales from 32.3% for the same period in fiscal 2005. The margin improvement came from the increased volume of higher margin penta. Although margins improved, they will continue to be impacted in fiscal 2006 by the high penta raw material costs we have experienced since fiscal 2002. We expect penta raw material costs will remain at high levels, maintaining pressure on our margins throughout fiscal 2006. Other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

On February 22, 2006, we expanded our animal health business by purchasing certain assets of animal health insecticides business of Boehringer Ingelheim Vetmedica, Inc. (“BIVI”). See note 8, Subsequent Events. We expect the purchase will add approximately $8.0 million in annual revenues beginning in fiscal 2007. Because BIVI will continue to market the purchased product lines during the remainder of fiscal 2006, we expect the purchase will have only a minor positive effect on sales revenue and gross profit in fiscal 2006.

Selling, General and Administrative Expenses

As a percentage of net revenue, selling, general, and administrative expenses increased slightly in the second quarter of fiscal 2006 to 27.0% from 26.7% for the same quarter of the prior fiscal year. Selling, general and administrative expenses for the second quarter of fiscal 2006 were approximately $870 thousand (26.2%) higher than in that quarter in the prior fiscal year. Over the first six months, these expenses increased $1.6 million (25.7%) over the prior year. In both the second quarter and for the full six months of fiscal 2006, the increase in expense was primarily attributable to penta distribution expense increases on greater volume, increased amortization expense for penta intangibles acquired in fiscal 2005, and supply chain disruptions caused by hurricanes Katrina and Rita. For the first six months of fiscal 2006, about $325 thousand of the increase was due to increased penta distribution expenses, and $800 thousand was for increased amortization expense. We temporarily lost the use of our creosote terminal near New Orleans due to hurricane Katrina, and incurred additional expense for a substitute interim terminal. We also began amortizing previously issued options and deducting for shares issued to directors, incurring additional expense in fiscal 2006 of approximately $250 thousand over the prior year.

Interest Expense

Interest expense was $264 thousand in the second quarter of fiscal 2006 as compared with $137 thousand in the same quarter of fiscal 2005, and $524 thousand for the first six months as compared to $263 thousand in the prior year period. Most of the increase was due to a new $10 million promissory note provided as part of the consideration paid for our penta assets acquisition in fiscal 2005.

Income Taxes

Our effective tax rate was 37.7% in the first six months of fiscal 2006, and 38.0% in the first six months of fiscal 2005.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $3.8 million for the first six months of fiscal 2006. Net income of $1.4 million, a reduction of $2.0 million in trade receivables (primarily from agricultural and animal health products), and depreciation and amortization of $1.8 million were the main contributors to net cash thus far in fiscal 2006. These factors were offset as we built inventories from seasonal lows. In the first six months of fiscal 2005, net cash from operating activities was $2.5 million on net income of $1.1 million.

Net cash used in investing activities in the first six months of fiscal 2006 was $900 thousand, and was principally for expansion of penta production capacity at our Mexico facility.

In the first six months of fiscal 2006, $792 thousand in net cash was used to make principal payments on our borrowings and $329 thousand was paid in dividends. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a revolving credit facility with Wachovia Bank, National Association (which acquired our former lender, SouthTrust Bank). At January 31, 2006, we had not borrowed under that facility, and our borrowing base availability was $5.0 million. Management believes that the revolving credit facility, combined with cash flows from operations, will adequately provide for the Company’s working capital needs in fiscal 2006.

Long Term Obligations

Our purchase of certain assets of the other penta supplier in fiscal 2005 was financed in part by a $10 million loan from the seller. The indebtedness is payable in five equal annual installments of $2 million plus interest at 4% per annum. The first installment is due in June 2006. The principal balance of that indebtedness was $10 million at January 31, 2006.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank. The combined principal balance of our two term loan facilities with Wachovia was approximately $10.4 million at January 31, 2006. The principal balance of our first term loan under that facility at January 31, 2006 was $3.5 million. The loan is being amortized monthly over ten years, but the maturity date is December 20, 2007. The loan carries interest at a variable rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction which effectively fixed the interest rate at 5.0% for the remainder of the term. The principal balance of our second term loan under the Wachovia facility was $6.9 million at January 31, 2006. The principal amount of that loan is being repaid monthly on a seven year amortization schedule, but the maturity date is June 1, 2009. The second term loan carries interest at a variable rate initially equal to LIBOR plus 1.75%. For fiscal 2006, the interest spread over LIBOR for this term loan is expected to be between 1.75% and 2.25%.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004) (FAS 123(R)), “Accounting for Share-Based Payments”. FAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company applied FAS 123(R) on a modified prospective method. Under this method, the Company records compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption of FAS 123(R), which was August 1, 2005.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”), which revised Acounting Principles Board Opinion No. 43, Restatement and Revision of Accounting Research bulletins, Chapter 4, Inventory Pricing (“APB  43”), relating to inventory costs. The revision is intended to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). FAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, FAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. We adopted FAS 151 on August 1, 2005. We believe that the implementation of FAS 151 will not have a material impact on our financial position or results of operation.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes & Error Corrections” (“FAS 154”), which replaced APB Opinion No. 20 and FASB Statement No. 3. This statement modifies the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. FAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, FAS 154 requires that the new accounting principle be adopted prospectively from the earliest practicable date. FAS 154 is effective in the period that began after December 15, 2005, and early adoption was permitted in the fiscal years beginning after FAS 154 was issued.

Critical Accounting Policies

We have made no changes in our methods or application of critical accounting policies from the information provided in our annual report on Form 10-K for fiscal 2005.

Disclosure Regarding Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us, and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities laws afford. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, business plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Our forward-looking statements speak only as of the date made and we will not update forward-looking statements unless the securities laws require us to do so.

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

•                  availability or increases in the price of our primary raw materials or active ingredients;

•                  the timing of planned capital expenditures;

•                  our ability to identify, develop or acquire, integrate into our operations, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

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

•                  Vendor/supply chain

The information contained in this report and in documents incorporated by reference into this report, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-

looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates. We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term. An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%. Should the financial market’s expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase. Conversely, a drop in the financial market’s expectations for future interest rates would cause a drop in the value of that recorded asset. It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, during the lifetime of the swap, which expires December 2007. At January 31, 2006, the market value of the swap was an asset of $91 thousand.

ITEM 4. CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are from time to time a party to arbitrations, lawsuits and other legal proceedings that arise in the normal course of our business. We accrue for these items when we deem losses to be probable and reasonably estimable.

Although the ultimate outcome of these matters cannot be determined at this time, based on present information, and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our business, results of operations or financial position.

ITEM 1A. RISK FACTORS

We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could harm our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Risks Relating to Our Business

We may experience a reduced demand for our wood preserving chemicals if the demand for the wood products on which those chemicals are used decreases, which may adversely affect our business, results of operations, cash flow and financial condition.

Our wood preserving products are sold into mature markets. The principal consumers of our wood preserving products are industrial customers who use them primarily to treat utility poles, bridge timbers and railroad crossties. Although these products are being sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of the electric utilities and railroad companies.

Pentachlorophenol is used primarily to treat utility poles in the United States. Over the last several years, utility pole demand has declined as electric utilities in the United States have reduced their maintenance spending due to competitive pressures arising from deregulation. Deregulation may continue to negatively affect the utility pole market.

The largest market for creosote is treating railroad crossties in the United States. According to the Railway Tie Association, domestic railroads use an average of approximately 16 million crossties every year for track maintenance and improvements. Since 1987, tie replacement rates have varied between 14 million and 20 million crossties per year. Currently, the replacement rate in the United States is estimated to be near the top end of this replacement rate range. If the current replacement rate declines, we will see a decline in our creosote sales. A decline in utility pole, bridge timber or railroad crosstie sales could have a materially adverse effect on our financial condition and results of operations.

We are at risk from fluctuations in the price and availability of our primary raw materials.

If the supply for any of our main raw materials is disrupted, we may not be able to source quality raw materials in a timely fashion at reasonable cost. No assurance can be given that such a disruption would not have a material adverse impact on our financial condition and results of operations. Likewise, our inability to completely pass through an increase in our raw material costs could erode the profitability of our operations. Chlorine is a main component in the manufacture of pentachlorophenol. Chlorine prices have more than tripled since July, 2002. Although we have been able to achieve a significant price increase for pentachlorophenol since

July, 2002, it has not been sufficient to maintain the previous profitability of that product. The price we pay for creosote has also increased significantly in the last several years, and we have not always been able to fully and timely pass those increases to our customers. In the future we may be unable to fully and timely pass on increases in our raw material costs, and thus no assurance can be given that raw material cost increases will not have a material adverse effect on our results of operations.

We are dependent on a limited number of suppliers for our creosote and our animal health pesticide active ingredient.

We have two major suppliers of the creosote we distribute and two suppliers of the active ingredient for our animal health pesticide. The price for creosote under our supply agreements is determined annually. If the price of creosote increases materially, our results of operations for our creosote business may be adversely affected. If we were to lose a major supplier of creosote or our animal health active ingredient, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.

We generally operate only one terminal capable of taking creosote imported from Europe.

One of our major creosote suppliers is based in Europe. We import that creosote by ship at a contract terminal near New Orleans, Louisiana. If we suddenly lost the use of that terminal, a substitute terminal may not be readily available at a competitive cost. In August 2005, we did lose the use of that terminal temporarily due to Hurricane Katrina. Although we were able to locate a temporary substitute in that case, no assurance can be given that we would be able to do so in the future. No assurance can be given that we will be able to renew the contract pursuant to which we are permitted to use this terminal or that the sudden loss of such terminal would not cause a significant disruption to our creosote operations and adversely affect our financial and operating results.

We are dependent on major customers for a significant portion of our net sales.

For the fiscal year ended July 31, 2005, our top ten customers accounted for approximately 45% of our sales. During this period, our largest customer, Koppers, Inc., accounted for approximately 10% of our total sales. No assurance can be given that the loss of, or a significant decrease in the level of purchases by, one or more of our major customers would not have a material adverse effect on our results of operations.

We may be unable to identify, fund and execute new acquisitions.

Our strategy is to grow primarily by acquiring additional businesses and product lines. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses and product lines, or successfully integrate any acquired business or product lines without substantial expenses, delays or other operational or financial difficulties. Financing for acquisitions may not be available, or may be available only at a cost or on terms and conditions that are unacceptable to us. There is an increasing trend in selling mature product lines through a competitive bid process. As a result, we may not be the successful bidder for a desirable product line, or, if successful, we may pay a higher price for the product line than if there was no competitive bid process. Further, acquisitions may involve a number of special risks or effects, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, and impairment of acquired intangible assets and other one-time or ongoing acquisition related expenses. Some or all of these special risks or effects could have a material adverse effect on our financial and operating results. In addition, there can be no assurance that acquired businesses or product lines, if any, will achieve anticipated revenues and earnings.

If we are unable to successfully position ourselves in smaller niche markets, our business may be adversely affected.

We are positioned in smaller niche markets that have been or are being abandoned by larger chemical companies. These types of markets tend not to attract larger chemical companies due to the smaller volume demand. As a result, larger chemical companies have been divesting themselves of products and businesses that fall into those smaller niche markets. Our acquisition efforts are also focused on smaller niche markets. Smaller niche markets require significant and intensive management input, ongoing product support, and are often at or near product maturity. Larger companies often market and sell newer competing products using other technologies or containing other active ingredients, and their sales efforts tend to shift demand to the newer products and depress sales of the older niche products. Thus, there can be no assurance that the we will be successful or continue to be successful in niche markets.

Restrictions in our debt agreements could limit our growth and our ability to respond to changing conditions.

Our revolving credit facility and the senior credit facility with Wachovia Bank, National Association contain a number of significant covenants in addition to covenants restricting the incurrence of additional debt. These covenants prohibit a change in control of the Company, or any further acquisitions that are not approved by the lender under those facilities. In addition, our revolving credit facility requires us to maintain certain financial ratios and satisfy certain financial condition tests, which may require us to take action to reduce our debt or take some other action to comply with them.

These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our revolving credit facility and senior credit facility impose on us.

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and acceleration of, the debt outstanding under our other debt agreements. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

The distribution and sale of our products is subject to prior governmental approvals and thereafter ongoing governmental regulation.

Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of our products. The labeling requirements restrict the use of and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All of our products are subject to the United States Environmental Protection Agency (U.S. EPA) registration and re-registration requirements, and are conditionally registered in accordance with the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). Those registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where our products are used also require registration before they can be marketed or used in that state.

Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. On our behalf and in joint efforts with other registrants, we have and are currently furnishing certain required data relative to our products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our operating expenses, and we expect those expenses will continue in the future. Because scientific analyses are constantly improving, it cannot be determined with certainty whether or not new or additional tests may be required by regulatory authorities. While FIFRA Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the U.S. EPA, there can be no assurance the U.S. EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. We can provide no assurance that that our resources will be adequate to meet the costs of regulatory compliance, or that the cost of such compliance will not adversely affect our profitability.

All of our products are currently under review for re-registration by the U.S. EPA.

Our creosote and pentachlorophenol products, and our animal health and agricultural chemical products, are each presently undergoing re-registration review by the U.S. EPA under FIFRA. Alone and with other registrants of those products, we have submitted and will submit a wide range of scientific data to support our U.S. registrations. In order to be re-registered, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. The U.S. EPA has issued its preliminary risk assessments for creosote and pentachlorophenol, and has identified certain risks to human health and the environment. Alone and with other registrants of those products, we have provided and will provide comments and data on the preliminary risk assessment to show to the U.S. EPA that our products do not pose unreasonable risk to human health and the environment when used in accordance with approved label directions. No assurance can be given as to when or if the U.S. EPA will issue a final risk assessment concluding that our creosote and pentachlorophenol products, and our animal health and agricultural chemical products, do not pose an unreasonable risk to human health or the environment when used in accordance with approved label directions. No assurance can be given as to when or if those products will be re-registered by the U.S. EPA, or if re-registered, what use or labeling restrictions might be required to obviate or mitigate risks identified by the U.S. EPA. If our products are re-registered by the U.S. EPA, no assurance can be given that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our products to be re-registered by the U.S. EPA would have a material adverse effect on our financial condition and results of operations.

We are subject to extensive environmental laws and regulations and may incur costs that have a material adverse effect on our financial condition as a result of violations of or liabilities under environmental laws and regulations.

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning, among other things:

•                  the treatment, storage and disposal of wastes;

•                  the investigation and remediation of contaminated soil and groundwater;

•                  the discharge of effluents into waterways;

•                  the emission of substances into the air; and

•                  other matters relating to environmental protection and various health and safety matters.

The U.S. EPA and other federal and state agencies, as well as comparable agencies in Mexico, have the authority to promulgate regulations that could have a material adverse impact on our operations. We expend substantial funds to minimize the discharge of hazardous materials in the environment and to comply with governmental regulations relating to protection of the environment. Compliance with environmental and health and safety laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. We have incurred, and expect to continue to incur, significant costs to comply with environmental and health and safety laws. Federal, state and foreign governmental authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on us for cleaning up the damage resulting from release of pesticides, hazardous materials and other chemicals into the environment.

Our use of hazardous materials exposes us to potential liabilities.

Our manufacturing and distribution of chemical products involve the controlled use of hazardous materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials. In the event of such contamination or injury, we may be held liable for significant damages or fines. In the event that such damages or fines are assessed, it could have a material adverse effect on our financial performance and operating results.

Our business is subject to many operational risks for which we may not be adequately insured.

No assurance can be given that we will not incur losses beyond the limits of, or outside the coverage of, our insurance policies. From time to time, various types of insurance for companies in the chemical industry have not been available on commercially acceptable terms or, in some cases, have been unavailable. We cannot assure you that in the future we will be able to maintain existing coverage or that premiums will not increase substantially.

We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that the insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under insured loss in such cases.

We may experience a reduction in demand for creosote if our customers dilute their purchased creosote with fuel oil prior to treating.

If creosote begins selling at a premium to fuel oil, it is likely that some of our customers would dilute their purchased creosote with fuel oil. The potential for dilution with fuel oil is a limiting factor on our ability to price creosote. If dilution were to occur on a widespread basis, we could see a significant decline in our creosote sales. A decline in creosote sales could have a material adverse effect on our results of operations.

Our business may be adversely affected by cyclical and seasonal effects.

The chemical industry in general is cyclical and demands for its products are potentially seasonal. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural products. The end user of some of our products may, because of weather patterns, delay or intermittently disrupt field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability. There can be no assurance that we will adequately address any adverse seasonal effects.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team, including David L. Hatcher, our CEO and Chairman, and J. Neal Butler, our President and Chief Operating Officer. The loss of any of our senior management team or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

Many of our full-time employees who work at our facility in Matamoros, Mexico where pentachlorophenol and certain other products are produced, are represented under a labor contract that is negotiated annually. There can be no assurance that a new agreement will be reached each year without union action, and no assurance can be given that a material work stoppage or union dispute in connection with that contract negotiation would not adversely affect our results of operations.

We are subject to risks inherent in foreign operations, including changes in social, political and economic conditions.

We have facilities in the United States and Mexico, and sell our products in foreign countries, primarily in Latin America. In fiscal 2005, our production facilities in Matamoros, Mexico constituted approximately 83% of our property, plant and equipment, and approximately 2% of our net sales were in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions to date have not had a material adverse effect on our business or financial condition, there can be no assurance as to the future effect of any such changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of the shareholders was held on December 7, 2005. At that meeting, the shareholders voted to elect all the nominees to the Company’s board of directors as follows:

Nominees	Votes For	Votes Against	Abstentions

David L. Hatcher	8,363,085	364	300

George W. Gilman	8,363,085	364	300

Fred C. Leonard, III	8,363,085	364	300

Charles L. Mears	8,317,085	46,364	300

Charles M. Neff, Jr.	8,363,085	364	300

Richard L. Urbanowski	8,317,085	46,364	300

The foregoing nominees compose our full board of directors.

The shareholders also voted to approve the appointment of UHY Mann Frankfort Stein & Lipp CPAs, LLP as our independent registered public accounting firm for fiscal 2006. The vote was 8,363,385 for, 0 against and 300 abstentions.

ITEM 5. OTHER INFORMATION.

The Nominating and Corporate Governance Committee will consider recommendations for director made by shareholders for fiscal 2007 if those recommendations are received in writing by July 31, 2006, addressed to the chairman of the committee, Mr. Urbanowski, care of KMG Chemicals, Inc., at 10611 Harwin Drive, Suite 402, Houston, Texas 77036. Recommendations by shareholders that are made in accordance with these procedures will receive equal consideration by the committee. Directors and members of management may also suggest nominees for director.

ITEM 6. EXHIBITS.

(a)                                  The following documents are filed as exhibits, and documents marked with an asterisk (*) are management contracts or compensatory plans.

3(i)	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3(ii)	Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3(iii)

Articles of Amendment to Restated and Amended Articles of Incorporation, filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.1	Revolving Loan Agreement dated August 1, 1996 with SouthTrust Bank filed as Exhibit 10.2 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.2	Second Amendment to Revolving Loan Agreement filed as Exhibit 10.10 to the company’s first quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

10.3	Third Amendment to Revolving Loan Agreement filed as Exhibit 10.11 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.4	Fourth Amendment to Revolving Loan Agreement filed as Exhibit 10.19 to the company’s report on Form 8-K filed July 10, 1999, incorporated in this report.

10.5	Term Loan Agreement dated June 26, 1998 with SouthTrust Bank filed as Exhibit 10.16 to the company’s report on Form 8-K filed July 10, 1998, incorporated in this report.

10.6	Second Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.32 to the company’s report on Form 8-K filed December 19, 2003, incorporated in this report.

10.7	Third Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.7 to the company’s 2004 report on Form 10-K filed October 15, 2004, incorporated in this report.

10.8	Fourth Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.8 to the company’s 2004 report on From 10-K filed October 15, 2004, incorporated in this report.

10.9	Guaranty of Payment to SouthTrust Bank by the company filed as Exhibit 10.18 to the company’s report on Form 8-K filed July 10, 1998, incorporated in this report.

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

10.15*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.16*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.17*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.18*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on From 10-K filed October 15, 2004, incorporated in this report.

10.19*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8-K filed February 14, 2002, incorporated in this report.

10.21*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

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

10.24

Fifth Amendment to Term Loan Agreement with Wachovia Bank, National Association (successor in interests to SouthTrust Bank) dated June 7, 2005 filed as Exhibit 10.24 to the company’s report on Form 8-K filed June 13, 2005.

10.25

Tenth Amendment to Revolving Loan Agreement with Wachovia Bank, National Association(successor in interests to SouthTrust Bank) dated June 7, 2005 filed as Exhibit 10.25 to the company’s report on Form 8-K filed June 13, 2005.

10.26	Asset Purchase Agreement dated June 7, 2005 between the company and Basic Chemicals Company, LLC filed as Exhibit 10.26 to the company’s report on Form 8-K filed June 13, 2005.

10.27	Promissory Note dated June 7, 2005 between the company and Basic Chemicals Company, LLC filed as Exhibit 10.27 to the company’s report on Form 8-K filed June 13, 2005.

10.28	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.29	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.30	Asset Purchase Agreement dated February 22, 2006 between the company and Boehringer Ingelheim Vetmedica, Inc., filed as Exhibit 10.30 to the company’s report on Form 8-K filed February 27, 2006.

31.1	Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the company.

31.2	Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the company.

32.1	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of the company.

32.2	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer of the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date:	March 16, 2006
David L. Hatcher,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	March 16, 2006
John V. Sobchak,
Chief Financial Officer