Form 10-Q
period 2006-04-30
KMG CHEMICALS INC
filed 2006-06-09
CIK 1028215

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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

(713) 600-3800
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

        As of May 31, 2006, there were 8,822,856 shares of the registrant's common stock outstanding, excluding treasury shares.

Part I.—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	April 30, 2006	July 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,725	$8,781
Accounts receivable:
Trade, net	9,435	7,967
Other	397	342
Inventories	11,153	4,854
Prepaid expenses and other current assets	678	376

Total current assets	23,388	22,320
PROPERTY, PLANT AND EQUIPMENT—
Property, plant and equipment	17,468	11,453
Accumulated depreciation and amortization	(6,877)	(5,990)

Net property, plant and equipment	10,591	5,463
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	27,804	28,176
OTHER ASSETS	1,456	1,367

TOTAL	$67,017	$61,104

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share data)

	April 30, 2006	July 31, 2005
	(Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,199	$5,088
Accrued liabilities	2,020	1,369
Current portion of long-term debt	3,645	3,591
Current portion of deferred rent	86	—

Total current liabilities	13,950	10,048
DEFERRED TAX LIABILITY	405	305
LONG-TERM DEBT, net of current portion	16,402	17,644
DEFERRED RENT, net of current portion	155	—
OTHER LONG TERM LIABILITIES	271	219

Total liabilities	31,183	28,216
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 8,967,119 shares issued and 8,822,856 shares outstanding at April 30, 2006 and 8,956,119 shares issued and 8,786,119 shares outstanding at July 31, 2005	90	90
Additional paid-in capital	9,560	9,353
Treasury stock, at cost (144,263 shares at April 30, 2006 and 170,000 shares at July 31, 2005)	(721)	(850)
Accumulated other comprehensive income	58	49
Retained earnings	26,847	24,246

Total stockholders' equity	35,834	32,888

TOTAL	$67,017	$61,104

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
NET SALES	$21,016	$15,354	$50,934	$41,425
COST OF SALES	14,142	10,671	33,476	28,331

Gross profit	6,874	4,683	17,458	13,094
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,640	2,863	11,619	9,214

Operating income	3,234	1,820	5,839	3,880

OTHER INCOME (EXPENSE):
Interest & dividend income	36	14	223	34
Interest expense	(257)	(139)	(781)	(402)
Other	(10)	(8)	(22)	(25)

Total other income (expense)	(231)	(133)	(580)	(393)

INCOME BEFORE INCOME TAX	3,003	1,687	5,259	3,487
Provision for income tax	(1,149)	(641)	(1,998)	(1,325)

NET INCOME	$1,854	$1,046	$3,261	$2,162

EARNINGS PER SHARE:
Basic	$0.21	$0.14	$0.37	$0.28

Diluted	$0.20	$0.13	$0.35	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,816	7,711	8,799	7,603
Diluted	9,367	8,131	9,327	7,907

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(Amounts in thousands except share data)

	Common Stock
					Accumulated Other Comprehensive Income
	Shares Issued	Par Value	Additional Paid-In Capital	Treasury Stock		Retained Earnings	Total Stockholders' Equity
BALANCE AT JULY 31, 2004	7,730	$78	$3,671	$(900)	$18	$21,723	$24,590
Cash dividends						(529)	(529)
Employee options exercised	26	—	67				67
Shares issued in stock placement	1,200	12	5,665				5,677
10,000 treasury shares issued			(50)	50			—
Comprehensive income:
Net income						3,052	3,052
Change in unrealized gain on interest rate swap (net of taxes of $19,044)					31		31

Total comprehensive income					31	3,052	3,083

BALANCE AT JULY 31, 2005	8,956	90	9,353	(850)	49	24,246	32,888
Cash dividends						(660)	(660)
Employee options exercised	11		38				38
25,737 treasury shares issued			(129)	129			—
Additional costs of stock placement			(7)				(7)
Stock based compensation			305				305
Comprehensive income:
Net income						3,261	3,261
Change in unrealized gain on interest rate swap (net of taxes of $5,808)					9		9

Total comprehensive income					9	3,261	3,270

BALANCE AT APRIL 30, 2006	8,967	$90	$9,560	$(721)	$58	$26,847	$35,834

See notes to consolidated financial statements.

KMG CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,261	$2,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,764	1,438
Stock based compensation	305	—
Bad debt expense	50	45
Gain (loss) on sale of equipment	—	1
Deferred rental income	(16)	—
Deferred income taxes	6	142
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,518)	(730)
Accounts receivable—other	(55)	264
Inventories	(3,588)	(1,667)
Prepaid expenses and other assets	(300)	(99)
Accounts payable	3,112	469
Accrued liabilities	760	384

Net cash provided by operating activities	4,781	2,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,376)	(443)
Product line purchases	(8,609)	—
Proceeds from sale of equipment	—	2
Proceeds from insurance claim	18	111
Collection of notes receivable	—	14
Additions to other assets	(60)	(222)

Net cash used in investing activities	(10,027)	(538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,188)	(1,144)
Proceeds from stock placement (net of expenses of $322,929)	—	5,677
Proceeds from exercise of stock options	38	63
Payment of dividends	(660)	(529)

Net cash provided by (used in) financing activities	(1,810)	4,067

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,056)	5,938
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,781	974

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,725	$6,912

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
Cash paid during the period for interest	$464	$254
Cash paid during the period for income taxes	$1,465	$726

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

        (1)    Basis of Presentation.    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2005.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
BASIC EARNINGS PER SHARE:
Net income	$1,854	$1,046	$3,261	$2,162
Weighted average shares outstanding	8,816	7,711	8,799	7,603
Basic earnings per share	$0.21	$0.14	$0.37	$0.28
DILUTED EARNINGS PER SHARE:
Net income	$1,854	$1,046	$3,261	$2,162
Weighted average shares outstanding	8,816	7,711	8,799	7,603
Shares issuable from assumed conversion of common share options	551	420	528	304
Weighted average shares outstanding	9,367	8,131	9,327	7,907
Diluted earnings per share	$0.20	$0.13	$0.35	$0.27

        (3)    Inventories.    Inventories are summarized as follows:

	April 30, 2006	July 31, 2005
	(Amounts in thousands)
Chemical raw materials and supplies	$3,106	$1,264
Finished chemical products	8,047	3,590

	$11,153	$4,854

        (4)    Stock-based Compensation.    The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Share-Based Payments," ("FAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair values. FAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In

March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

        The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three and nine months ended April 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). The effect on net earnings and earnings per share of the Company before and after application of the fair value recognition provision of FAS 123(R) to stock-based employee compensation for the three and nine months ended April 30, 2006 is illustrated below:

	Three Months Ended April 30, 2006			Nine Months Ended April 30, 2006
	Net Earnings Before Application of FAS 123R	Effect of Stock-Based Compensation Expense	Net Earnings as Reported	Net Earnings Before Application of FAS 123R	Effect of Stock-Based Compensation Expense	Net Earnings as Reported
	(Amounts in thousands, except per share data)
Earnings before income tax	$3,057	$(54)	$3,003	$5,564	$(305)	$5,259
Provision for income tax	(1,170)	21	(1,149)	(2,114)	116	(1,998)

Net earnings	$1,887	$(33)	$1,854	$3,450	$(189)	$3,261

Earnings per share:
Basic	$0.21	$—	$0.21	$0.39	$(0.02)	$0.37
Diluted	$0.20	$—	$0.20	$0.37	$(0.02)	$0.35

        The pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation" ("FAS 123"), to stock-based employee compensation for the three and nine months ended April 30, 2005 is illustrated below:

	Three Months Ended April 30, 2005	Nine Months Ended April 30, 2005
	(Amounts in thousands, except per share data)
Net earnings, as reported	$1,046	$2,162
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(234)

Pro forma net earnings	$1,026	$1,928

Earnings per share:
Basic, as reported	$0.14	$0.28
Basic, pro forma	$0.13	$0.25
Diluted, as reported	$0.13	$0.27
Diluted, pro forma	$0.13	$0.24

        (5)    Intangible and Other Assets.    Intangible and other assets are summarized as follows:

	April 30, 2006	July 31, 2005
	(Amounts in thousands)
Intangible assets not subject to amortization:
Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
Rabon product registrations and related assets	3,557	3,557
Ravap product registration	938	938

	19,856	19,856
Intangible assets subject to amortization:
Creosote supply contract	4,000	4,000
Other creosote related assets	131	131
Other penta related assets	7,288	7,288
MSMA product registrations and related assets	1,298	1,298
Sodium penta licensing agreement	320	320
Animal health pesticides trademarks	364	317
Other animal health pesticides related assets	1,670	204
Loan costs	124	121

	15,195	13,679

Total intangible assets	35,051	33,535
Less accumulated amortization	(7,247)	(5,359)

	$27,804	$28,176

Other assets consist of the following:
Cash surrender value on key-man life insurance policies	$1,303	$1,265
Other	153	102

	$1,456	$1,367

Amortization expense was $643,000 and $1.9 million for the three and nine month periods ended April 30, 2006, and $206,000 and $628,000 for the three and nine month periods ended April 30, 2005.

        (6)    Dividends.    Dividends of $331,000 ($0.0375 per share) and $265,000 ($0.035 per share) were declared and paid in the third quarter of fiscal year 2006 and 2005, respectively. Dividends of $329,000 ($0.0375 per share) and $264,000 ($0.035 per share) were declared and paid in the first quarter of fiscal year 2006 and 2005, respectively.

        (7)    Business Segment Information.    The Company operates four business segments organized around its four product lines: pentachlorophenol (penta); creosote; animal health pesticides; and agricultural chemicals.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Revenues
Penta	$6,502	$5,116	$20,309	$14,845
Creosote	8,966	6,952	23,402	21,177
Animal health pesticides	3,864	1,664	4,778	3,004
Agricultural chemicals	1,684	1,622	2,445	2,399

	$21,016	$15,354	$50,934	$41,425

Depreciation and amortization
Penta	$601	$186	$1,727	$451
Creosote	73	73	220	220
Animal health pesticides	112	35	181	116
Agricultural chemicals	208	204	615	612

	$994	$498	$2,743	$1,399

Income (loss) from operations
Penta	$2,171	$1,581	$6,359	$4,732
Creosote	1,686	764	2,989	2,179
Animal health pesticides	945	395	988	516
Agricultural chemicals	(17)	172	(637)	(504)

	$4,785	$2,912	$9,699	$6,923

Capital expenditures
Penta	$272	$20	$967	$350
Creosote	—	—	—	—
Animal health pesticides	6,233	—	6,233	—
Agricultural chemicals	94	52	256	52

	$6,599	$72	$7,456	$402

			April 30, 2006	July 31, 2005
			(Amounts in thousands)
Total assets
Penta			$24,384	$24,805
Creosote			13,795	12,184
Animal health			18,250	7,052
Agricultural chemicals			6,230	6,132

			$62,659	$50,173

        A reconciliation of total segment income (loss) to consolidated amounts is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Revenues:
Total revenues for reportable segments	$21,016	$15,354	$50,934	$41,425

Total consolidated revenues	$21,016	$15,354	$50,934	$41,425

Profit or Loss:
Total profit for reportable segments	$4,785	$2,912	$9,699	$6,923
Interest income	36	14	223	34
Interest expense	(257)	(139)	(781)	(402)
Other loss	(10)	(8)	(22)	(25)
Other corporate expense	(1,551)	(1,092)	(3,860)	(3,043)

Income before income taxes	$3,003	$1,687	$5,259	$3,487

			April 30, 2006	July 31, 2005
			(Amounts in thousands)
Assets:
Total assets for reportable segments			$62,659	$50,173
Cash and cash equivalents			1,725	8,781
Prepaid and other current assets			678	376
Other assets			1,955	1,774

Consolidated total			$67,017	$61,104

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three and Nine Month Periods Ended April 30, 2006
compared with Three and Nine Month Periods Ended April 30, 2005

Segment Data

        Segment data is presented for our four segments for the three and nine month periods ended April 30, 2006 and 2005.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Revenues
Penta	$6,502	$5,116	$20,309	$14,845
Creosote	8,966	6,952	23,402	21,177
Animal health pesticides	3,864	1,664	4,778	3,004
Agricultural chemicals	1,684	1,622	2,445	2,399

	$21,016	$15,354	$50,934	$41,425

Depreciation and amortization
Penta	$601	$186	$1,727	$451
Creosote	73	73	220	220
Animal health pesticides	112	35	181	116
Agricultural chemicals	208	204	615	612

	$994	$498	$2,743	$1,399

Income (loss) from operations
Penta	$2,171	$1,581	$6,359	$4,732
Creosote	1,686	764	2,989	2,179
Animal health pesticides	945	395	988	516
Agricultural chemicals	(17)	172	(637)	(504)

	$4,785	$2,912	$9,699	$6,923

        You should read the foregoing segment data in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Acquisition

        In February 2006, we purchased certain assets of the animal health pesticides business of Boehringer Ingelheim Vetmedica, Inc. The assets we purchased included pesticide registrations for pesticides used on cattle, swine, poultry and livestock premises, a manufacturing and warehouse facility in Elwood, Kansas and related equipment. We also purchased the insecticides finished goods, raw materials and packaging inventory on hand at closing. The pesticides registrations acquired in the transaction are for the United States, Canada, Mexico, Australia and several countries in Latin America, and they complement our existing animal health pesticides registrations. The new pesticides include a leading brand of insecticidal ear tags for cattle and several liquid and dust formulations for livestock and their premises. Through the end of fiscal year 2006, Boehringer Ingelheim will continue to market the purchased pesticides as our sole distributor in the United States pursuant to a transition agreement with us. The purchase price was approximately $8.9 million, including $2.7 million of inventory. We financed the acquisition entirely with available cash.

Net Sales Revenue and Gross Profit

        Net sales revenue for the third quarter of fiscal year 2006 increased by 36.9% to $21.0 million as compared with $15.4 million in the third quarter of fiscal year 2005. Net sales revenue for the first nine months of fiscal year 2006 increased by 23.0% to $50.9 million from $41.4 million in the same period of the prior year. For the third quarter of fiscal year 2006, 24.5% of the increase in net sales revenue came from our penta segment, 35.6% came from our creosote segment and 38.9% came from our animal health pesticides segment. For the first nine months of fiscal year 2006, 57.5% of the increase in net sales revenue came from our penta segment, 23.4% came from our creosote segment and 18.7% came from our animal health pesticides segment.

        In the third quarter of fiscal year 2006, penta net sales revenues increased by $1.4 million, or 27.1%, from $5.1 million in the same period of the prior year, and creosote net sales revenues increased by $2.0 million, or 29.0%, from $7.0 million in the same period of the prior year. For the first nine months of fiscal year 2006, net sales revenue from penta increased $5.5 million, or 36.8%, from $14.8 million in the same period of the prior year, while creosote net sales revenue increased by approximately $2.2 million, or 10.5%, from $21.2 million in the same period of the prior year. Approximately $1.6 million of the penta increase in the first nine months of fiscal year 2006 resulted from greater sales of penta blocks to customers of Vulcan Materials Company, certain of whose penta assets we acquired in June 2005 when that company exited the penta business. The balance of the penta revenue increase resulted from increased demand for penta-treated poles from utilities. Our creosote sales volume decreased significantly early in fiscal year 2006 because of the disruption in operations caused by Hurricanes Katrina and Rita, despite rebounding strongly toward the end of the first quarter. Although creosote volume in the third quarter of fiscal year 2006 was up over the same period of the prior year, volume was flat for the first nine months of fiscal year 2006 as compared to the prior year period. Our creosote revenues expanded due to price increases. We believe that strong demand from major railroads for crossties treated with creosote will continue in the near term.

        Animal health pesticides net sales revenues increased by $2.2 million, or by 132.2%, in the third quarter of fiscal year 2006 to $3.9 million from $1.7 million in the same period of the prior year, and increased by $1.8 million, or by 59.1%, to $4.8 million in the first nine months of fiscal year 2006 as compared with $3.0 million in the same period of the prior year. Revenue from the animal health pesticides and agricultural chemicals segments is seasonal and weighted to the third and fourth fiscal quarters. In fiscal year 2005, a significant purchase by a major animal health pesticide customer occurred in the second quarter, rather than in the third, and that purchase materially affects the quarterly comparison. Approximately $1.2 million of the increase in the third quarter and in the first nine months of fiscal year 2006 over the prior year periods is attributable to our purchase in February 2006 of certain assets of the animal health pesticide business of Boehringer Ingelheim. Agricultural chemicals net sales revenue increased by $62,000, or by 3.8%, to $1.7 million in the third quarter of fiscal year 2006 from $1.6 million in the same period of the prior year, and increased by $46,000, or by 1.9%, remaining at $2.4 million for the first nine months of fiscal year 2006. Seasonal usage of animal health pesticides and agricultural chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural chemicals. Because of weather patterns, the end users of some of our products may delay or intermittently suspend field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability. The combined revenues from products subject to significant seasonal variations represented less than 20% of our fiscal year 2005 revenues.

        Gross profit increased by $2.2 million, or by 46.8%, to $6.9 million in the third quarter of fiscal year 2006 from $4.7 million in the same quarter of the prior year. Gross profit increased by $4.4 million to $17.5 million in the first nine months of fiscal year 2006 from $13.1 million in the same period of the prior year, an increase of 33.3%. Gross profit as a percentage of sales increased to 32.7%

for the third quarter in fiscal year 2006 from 30.5% for the same quarter in fiscal year 2005. For the first nine months of fiscal year 2006, gross profit increased to 34.3% of sales from 31.6% for the same period in fiscal year 2005. The margin improvement came from increased sales of higher margin penta products, and from improved creosote pricing. Although we purchased certain additional product lines in the third quarter of fiscal year 2006 from Boehringer Ingelheim, it will continue to market the purchased product lines during the remainder of fiscal year 2006 pursuant to a transition agreement with us, and we expect the product lines will have only a minor positive effect on gross profit in fiscal year 2006. Although margins improved in the third quarter and in the first nine months of fiscal 2006, we believe margins will continue to be adversely impacted in fiscal year 2006 by high penta raw material costs. Other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

        Selling, general, and administrative expenses increased $777,000 in the third quarter of fiscal year 2006 to $3.6 million, or 17.3% of net revenue, from $2.9 million, or 18.6% of net revenue, for the same quarter of the prior fiscal year. Over the first nine months of fiscal year 2006, these expenses increased by $2.4 million to $11.6 million from $9.2 million in the same period of the prior fiscal year, an increase of 26.1%. Selling, general and administrative expenses were 22.8% of net revenues in the first nine months of fiscal year 2006 and 22.2% of net revenue in that period in the prior fiscal year. Although distribution expense declined in the third quarter of fiscal year 2006 as compared to the prior year because we shifted to pricing at our plant from pricing on a delivered basis for certain of our products, distribution expense increased over the first nine months of fiscal year 2006 based upon greater penta volume. We also experienced increased expense for amortization of penta intangibles acquired in fiscal year 2005, and for supply chain disruptions caused by Hurricanes Katrina and Rita. For the first nine months of fiscal year 2006, approximately $160,000 of the increase was due to increased penta distribution expenses and approximately $1.3 million was due to increased amortization expense. We temporarily lost the use of our creosote terminal near New Orleans due to Hurricane Katrina and incurred additional expense for a substitute interim terminal. We also began amortizing previously issued options and deducting for shares issued to directors and employees, incurring additional expense in fiscal year 2006 of approximately $305,000 over the prior fiscal year.

Interest Expense

        Interest expense was $257,000 in the third quarter of fiscal year 2006 as compared with $139,000 in the same quarter of fiscal year 2005, and $781,000 for the first nine months of fiscal year 2006 as compared to $402,000 in the same period of the prior fiscal year. Most of the increase was due to a $10.0 million promissory note we provided as part of the consideration we paid for our penta assets acquisition in June 2005.

Income Taxes

        Our effective tax rate was 38.0% in the first nine months of fiscal years 2006 and 2005.

Liquidity and Capital Resources

  Cash Flows

        Our net cash from operating activities was $4.8 million for the first nine months of fiscal year 2006. The main contributors to net cash thus far in fiscal year 2006 were net income of $3.3 million, an increase of $3.1 million in trade accounts payables, and depreciation and amortization expense of $2.8 million. These factors were offset by $3.6 million as we built inventories from seasonal lows. In the first nine months of fiscal year 2005, net cash from operating activities was $2.4 million on net income of $2.2 million.

        Net cash used in investing activities in the first nine months of fiscal year 2006 was $10.0 million, and was for the purchase of certain assets from Boehringer Ingelheim and the expansion of penta production capacity at our Mexico facility.

        In the first nine months of fiscal year 2006, $1.2 million in net cash was used to make principal payments on our borrowings and $660,000 was paid in dividends. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

  Working Capital

        We have a working capital line of credit under a revolving credit facility with Wachovia Bank, National Association (which acquired our former lender, SouthTrust Bank). At April 30, 2006, we had not borrowed under that facility, and our borrowing base availability was $5.0 million. The revolving credit facility expires on December 31, 2007. We anticipate no difficulties in renewing this facility.

  Long Term Obligations

        Our purchase of certain assets of the other penta supplier in fiscal year 2005 was financed in part by a $10 million loan from the seller. The indebtedness is payable in five equal annual installments of $2 million plus interest at 4% per annum. The first installment is due in June 2006. The principal balance of that indebtedness was $10 million at April 30, 2006.

        Our purchase of the Rabon animal health pesticides business in fiscal year 2003 and our acquisitions in fiscal year 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank. The combined principal balance of our two term loan facilities with Wachovia was approximately $10.0 million at April 30, 2006. The principal balance of our first term loan under that facility at April 30, 2006 was $3.4 million. The loan is being amortized monthly over ten years, but the maturity date is December 20, 2007. The loan carries interest at a variable rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction which effectively fixed the interest rate at 5.0% for the remainder of the term. The principal balance of our second term loan under the Wachovia facility was $6.6 million at April 30, 2006. The principal amount of that loan is being repaid monthly on a seven year amortization schedule, but the maturity date is June 1, 2009. The second term loan carries interest at a variable rate initially equal to LIBOR plus 1.75%. For fiscal year 2006, the interest spread over LIBOR for this term loan is expected to be between 1.75% and 2.25%.

        We believe that our working capital, the seller-financed indebtedness, our term loans and revolving credit facility, will adequately provide for our working capital needs in fiscal year 2006.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Rules

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after

September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the new standard to have any material impact on our financial position and results of operations.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for us as of August 1, 2007. We do not expect the new standard to have any material impact on our financial position and results of operations.

        In May 2005, the FASB issued Statement No. 154, "Accounting Changes & Error Corrections," which replaced APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principles and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods financial statements of changes in accounting principles. If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, this statement requires that the new accounting principles be adopted prospectively from the earliest practicable date. Statement No. 154 is effective in the period that begins after December 15, 2005, and early adoption is permitted in the fiscal years beginning after Statement No. 154 was issued. We do not expect the new statement will have any material impact on our financial position and results of operations.

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

        Revenue Recognition.    In general, we recognize revenue of our chemical products sold in the open market when risk of loss and title to the products transfers to our customers, which usually occurs at the time a shipment is made.

        Cost of Sales.    Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs. In the case of products we manufacture, direct and indirect manufacturing costs and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

        Allowance for Doubtful Accounts.    We provide an allowance for accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off our books decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our future bad debt exposure. Write-offs of accounts receivable balances have historically been insignificant.

        Inventories.    Inventories consist primarily of raw materials and finished goods that we hold for sale in the ordinary course of business. We use the first-in, first-out method to value inventories at the lower of cost or market. Management believes we have not incurred impairments in the carrying value of our inventories.

        Goodwill and Other Intangible Assets.    The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques. Additionally, FASB Statement No. 142 requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis, or if circumstances indicate that an impairment may exist. Determining fair value and implied fair value is subjective and often involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. Our estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses. We have performed impairment analyses on our goodwill and intangible assets of indefinite life, which indicated as of July 31, 2005 an impairment charge was not appropriate.

        Impairment of Long-lived Assets.    We review periodically the carrying value of our long-lived assets held and used and assets to be disposed of at least annually or more frequently when events and circumstances warrant such a review. The carrying value of long-lived assets is evaluated for potential impairment on a product line basis. We have concluded on the basis of our evaluation that our long-lived assets are not impaired.

Forward-Looking Statements

        Some of the information in this report may contain forward-looking statements. We have based these forward-looking statements on our current expectations and projections about us and our industry. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "intend," "plan," "project," "forecast," "may," "should," "expect," "probably" or similar expressions, we are making forward-looking statements. Our forward-looking statements speak only as of the date made and we will not update forward-looking statements unless the securities laws require us to do so.

        Some of the key factors which could cause our future financial results and performance to vary from those expected include:

  •
  the loss of our primary customers;

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

  •
  the ability to obtain registration and re-registration of our products under applicable law;

  •
  the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

  •
  other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

        The information contained in this report, including the information set forth in Item 1A under the heading "Risk Factors," identifies additional factors that could cause our results or performance to differ materially from those we express or imply in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign currency exchange rates. We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan's term. An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%. Should the financial market's expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase. Conversely, a decrease in the financial market's expectations for future interest rates would cause a decrease in the value of that recorded asset. It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires in December 2007.

ITEM 4.    CONTROLS AND PROCEDURES.

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

        There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        In the ordinary course of business, we are periodically a party to lawsuits. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition and operating results. However, future costs associated with legal proceedings could have a material adverse effect on our business, financial condition and operating results.

ITEM 1A.    RISK FACTORS

        We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could materially harm our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Risks Relating to Our Business

We may experience a reduced demand for our wood preserving chemicals if the demand for the wood products on which those chemicals are used decreases, which may adversely affect our business, results of operations, cash flow and financial condition.

        Our wood preserving chemicals, penta and creosote, which represented 85% of our total revenues in fiscal year 2005, are sold into mature markets. The principal consumers of our wood preserving chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroad companies.

        Penta is used primarily to treat utility poles in the United States. In recent years, utility pole demand has generally declined, as we believe electric utilities in the United States have reduced their maintenance spending due to competitive pressures arising from deregulation. Although utility pole demand has recently increased, deregulation may continue to negatively affect the utility pole market.

        The preservation of wood railroad crossties represents the largest market for creosote in the United States. We believe that since January 2001 average annual purchases of wood crossties by United States and Canadian railroads have ranged from approximately 14.0 million to 19.0 million. In fiscal year 2005, purchases were near the high end of this range. If the current purchase rate declines, or if railroads shift significantly to a greater use of non-wood ties, such as those made from concrete or plastic, we will experience a decline in our creosote sales.

        A decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.

Increases in the price of our primary raw materials may decrease our profitability and adversely affect our liquidity and cash flow.

        Chlorine is a key component in the manufacture of penta. The price we pay for chlorine has more than quadrupled since fiscal year 2002. Although we have been able to achieve significant price increases for penta since July 2002, these increases have not been sufficient to maintain the previous profitability of that product. High energy prices have increased the competition for creosote, since it can be burned as a fuel in certain markets. Historically, the cost of our creosote has increased annually.

        The price we pay for our raw materials has increased significantly in the last several years, and we have not always been able to fully and timely pass those increases through to our customers. In the future, we may be unable to fully and timely pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross margins. Price increases for raw materials may also increase our working capital needs, which could adversely affect our liquidity and cash flows. For these reasons, we cannot assure you that raw material cost increases will not have a material adverse effect on our financial condition and results of operations.

If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited.

        Our creosote, penta and monosodium and disodium methanearsonic acids, or MSMA, products and many of our animal health products are presently undergoing re-registration review by the EPA under The Federal Insecticide, Fungicide and Rodenticide Act. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. In order to be re-registered, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. The EPA has issued its preliminary risk assessments for creosote, penta and MSMA, and has identified certain risks to human health and the environment. Alone and with other registrants of those products, we have provided and will provide comments and data on the preliminary risk assessment to show to the EPA that our products do not pose unreasonable risk to human health and the environment when used in accordance with approved label directions. We cannot assure you as to when or if the EPA will issue a final risk assessment concluding that our creosote and penta products, and our animal health pesticides and agricultural chemicals, do not pose an unreasonable risk to human health or the environment when used in accordance with approved label directions. We also cannot assure you as to when or if those products will be re-registered by the EPA, or if re-registered, what use or labeling restrictions might be required to obviate or mitigate risks identified by the EPA. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered by the EPA or the imposition of new use, labeling or other restrictions in connection with re-registration would have a material adverse effect on our financial condition and results of operations.

Our products may be rendered obsolete or less attractive by changes in regulatory, legislative, and industry requirements or by supply-chain driven pressures to shift to environmentally preferable alternatives.

        Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta, creosote or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta, creosote and others included in certain of our products. Our ability to anticipate changes in regulatory, legislative, and industry requirements, or changes driven by supply-chain pressures, will be a significant factor in our ability to remain competitive. Further, we may not be able in the future to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.

        We cannot assure you that the EPA, foreign and state regulators and local governments will not restrict the uses of penta, creosote or certain of our other products or ban the use of one or more of these products, or that the companies who use our products may decide to significantly reduce or cease the use of our products voluntarily. As a result, our products may become obsolete or less attractive to our customers.

We are dependent on a limited number of suppliers for cosolvent, creosote and one of our animal health pesticides, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.

        We depend on two major suppliers for the cosolvent needed to produce the liquid formulation of our penta product. Both of these suppliers produce cosolvent as a byproduct of a process intended to manufacture a higher value product. Changes in that process or in market conditions affecting the higher value product could materially affect the availability or price of cosolvent. Our creosote is supplied primarily by two suppliers. There are no other significant suppliers of creosote for the North American market. We have one major supplier and one minor supplier of the tetrachlorvinphos active ingredient for our Rabon and Ravap products, and only one supplier for two other active ingredients in our animal health pesticides.

        If we were to lose any of these suppliers, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.

Weather may adversely impact our ability to conduct business.

        The supplier of approximately one-half of our creosote is based in Europe. As such, we are dependent on terminals located in coastal areas for the importation of a substantial portion of the creosote we use. These terminals are vulnerable to hurricanes and other adverse weather conditions that have the potential to cause substantial damage to terminal facilities and interrupt our importation of creosote. For example, in 2005 Hurricane Katrina forced us to temporarily close our terminal in New Orleans, Louisiana and locate an interim substitute terminal. We cannot assure you that adverse weather conditions will not affect our importation of creosote in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations.

If we are unable to identify, fund and execute new acquisitions, we will not be able to execute a key element of our business strategy.

        Our strategy is to grow primarily by acquiring additional businesses and product lines. We cannot assure you that we will be able to identify, acquire or profitably manage additional businesses and product lines, or successfully integrate any acquired business or product line without substantial expenses, delays or other operational or financial difficulties. Financing for acquisitions may not be available, or may be available only at a cost or on terms and conditions that are unacceptable to us. Further, acquisitions may involve a number of special risks or effects, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, impairment of acquired intangible assets and other one-time or ongoing acquisition-related expenses. Some or all of these special risks or effects could have a material adverse effect on our financial and operating results. In addition, we cannot assure you that acquired businesses or product lines, if any, will achieve anticipated revenues and earnings.

        The consideration we pay in connection with an acquisition also may affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash or obtain debt or equity financing. To the extent that we issue shares of our capital stock or other rights to purchase shares of our common stock as consideration for an acquisition or in connection with the financing of an acquisition, including options or other rights, our existing common shareholders may be diluted, and our earnings per share may decrease.

If we are unable to successfully position ourselves in smaller niche markets, our business may be adversely affected.

        We are positioned in smaller niche markets that have been or are being abandoned by larger chemical companies. These markets tend not to attract larger chemical companies due to lower volume demand. As a result, larger chemical companies have been divesting themselves of products and businesses that fall into these smaller markets where our acquisition efforts are focused. Larger companies sometimes market and sell newer competing products using other technologies or containing different active ingredients, and their sales efforts may shift demand to these newer products and depress sales of the older products. Thus, we cannot assure you that we will be successful or continue to be successful in niche markets.

The specialty chemical industry is highly competitive, and we may not be able to compete effectively with our competitors, which could adversely impact our results of operations.

        The specialty chemical industry is highly competitive. Competition in specialty chemicals is based upon a number of considerations, such as the size of our competitors, competition for raw materials, product innovation, product range and quality, relationships with customers, reliability of delivery, technical support and distribution capability, and price. Among the participants in the specialty chemical industry are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Increased competition in any of our business segments could compel us to reduce the price we receive for our products, which could result in reduced profit margins and/or loss of market share.

Restrictions in our debt agreements could limit our growth and our ability to respond to changing conditions.

        Our revolving credit facility and the senior credit facility with Wachovia Bank, N.A. contain a number of significant covenants which affect our ability to take certain actions and restrict our ability to incur additional debt. These include covenants that prohibit acquisitions that are not approved by Wachovia Bank. In addition, our revolving credit facility requires us to maintain certain financial ratios and satisfy certain financial condition tests, which may require us to take action to reduce our debt or take some other action to comply with them.

        These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that these restrictive covenants impose on us.

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

        Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of our products. The labeling requirements restrict the use and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All of our products are subject to the EPA's registration and re-registration requirements, and are conditionally registered in accordance with the Federal Insecticide, Fungicide and Rodenticide Act. Those registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where our products are used also require registration before they can be marketed or used in that state.

        Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. We have and are currently furnishing certain required data relative to our products. Under the Federal Insecticide, Fungicide and Rodenticide Act, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our operating expenses, and we expect those expenses will continue in the future. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. We can provide no assurance that our resources will be adequate to meet the costs of regulatory compliance, or that the cost of such compliance will not adversely affect our profitability.

We are subject to extensive environmental laws and regulations and may incur costs that have a material adverse effect on our financial condition as a result of violations of or liabilities under environmental laws and regulations.

        Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign environmental laws and regulations, including those concerning, among other things:

  •
  the treatment, storage and disposal of wastes;

  •
  the investigation and remediation of contaminated soil and groundwater;

  •
  the discharge of effluents into waterways;

  •
  the emission of substances into the air; and

  •
  other matters relating to environmental protection and various health and safety matters.

        The EPA and other federal and state agencies, as well as comparable agencies in Mexico and in other countries where we sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These environmental laws and regulations may require permits for certain types of operations, requires the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution resulting from our operations. We expend substantial funds to minimize the discharge of hazardous materials in the environment and to comply with governmental regulations relating to protection of the environment. Compliance with environmental and health and safety laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. We have incurred, and expect to continue to incur, significant costs to comply with environmental and health and safety laws. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of the various laws and governmental regulations, and could, among other things, impose liability on us for cleaning up the damage resulting from a release of pesticides, hazardous materials or other chemicals into the environment.

Our use of hazardous materials exposes us to potential liabilities.

        Our manufacturing and distribution of chemical products involve the controlled use of hazardous materials. Our operations, therefore, are subject to various associated risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage facility leaks and similar events. Our suppliers are subject to similar risks which may adversely impact the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products or goods treated with our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have a material adverse effect on our financial performance and results of operations.

Our business success depends significantly on the reliability and sufficiency of our manufacturing facilities.

        Our revenues depend significantly on the continued operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard operation or performance of equipment, power outages, explosions, fires, natural disasters and other unscheduled downtime. The occurrence of material operational problems or the loss or shutdown of our facilities over an extended period of time due to these or other events could have a material adverse effect on our financial performance and operating results.

Our business is subject to many operational risks for which we may not be adequately insured.

        We cannot assure you that we will not incur losses beyond the limits of, or outside the coverage of, our insurance policies. From time to time, various types of insurance for companies in the chemical industry have not been available on commercially acceptable terms or, in some cases, have been unavailable. In addition, we cannot assure you that in the future we will be able to maintain existing coverage or that premiums will not increase substantially.

        We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases.

We may experience a reduction in demand for creosote if our customers dilute creosote with fuel oil prior to treating.

        If creosote begins selling at a premium to fuel oil, it is likely that some of our customers would dilute creosote with fuel oil. The potential for dilution with fuel oil is a limiting factor on our ability to price creosote. If dilution were to occur on a widespread basis, we could see a significant decline in our creosote sales. A decline in creosote sales could have a material adverse effect on our results of operations.

Our business may be adversely affected by cyclical and seasonal effects.

        In general, the chemical industry is cyclical and product demand for certain products is seasonal. Many of our products are used in industries that are cyclical in nature. Changes affecting these industries can adversely affect our revenues and margins. Seasonal usage of our chemical products follows varying agricultural seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of our agricultural chemicals. The end users of some of our products may, because of weather patterns, delay or intermittently suspend field work during the planting season which may result in a reduction in the use of some products and therefore reduce our revenues and profitability. There can be no assurance that we will adequately address any adverse seasonal effects.

We depend on our senior management team and the loss of any member could adversely affect our operations.

        Our success is dependent on the management and leadership skills of our senior management team, including David L. Hatcher, our Chairman and Chief Executive Officer, J. Neal Butler, our President and Chief Operating Officer, John V. Sobchak, our Chief Financial Officer and Roger C. Jackson, our General Counsel. The loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

        Approximately two-thirds of our full-time employees who work at our facility in Matamoros, Mexico, where penta and certain other products are produced, are represented under a labor contract that is negotiated annually. We cannot assure you that a new agreement will be reached each year without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

We are subject to possible risk of terrorist attacks which could adversely affect our business.

        Since September 11, 2001, there have been increasing concerns that chemical manufacturing facilities and railcars carrying hazardous chemicals may be at an increased risk of future terrorist attacks. Additionally, federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities and the transportation of hazardous chemicals. Our business could be adversely impacted if a terrorist incident were to occur at any chemical facility or while a railcar or tank truck was transporting chemicals. In addition, our business could be affected due to the cost of complying with new regulations. We are not insured against terrorist attacks, and there can be no assurance that losses that could result from a terrorist attack on one of our facilities, railcars or tank trucks would not have a material adverse effect on our business, results of operations and financial condition.

        Additionally, our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by the threat of terrorist activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

We are subject to risks inherent in foreign operations, including changes in social, political and economic conditions.

        We have facilities in the United States and Mexico, and generate a portion of our sales in foreign countries, primarily in Latin America. In fiscal year 2005, our production facilities in Matamoros, Mexico comprised approximately 83% of our property, plant and equipment, and approximately 2% of our net sales were in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico and, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.    OTHER INFORMATION.

        The Nominating and Corporate Governance Committee will consider recommendations for director nominees made by shareholders for fiscal year 2007 if those recommendations are received in writing by July 31, 2006, addressed to the chairman of the committee, Mr. Urbanowski, c/o KMG Chemicals, Inc., at 10611 Harwin Drive, Suite 402, Houston, Texas 77036. Recommendations by shareholders that are made in accordance with these procedures will receive equal consideration by the committee. Directors and members of management may also suggest nominees for director.

ITEM 6.    EXHIBITS.

  (a)
  The following documents are filed as exhibits to this report.

Exhibit Number	Description of Exhibit
3.1	Restated and Amended Articles of Incorporation of the Company, filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.
3.2	Bylaws of the Company, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.
3.3	Articles of Amendment to Amended Articles of Incorporation, filed as Exhibit 3 to the Company's second quarter 1998 report on Form 10-QSB filed December 12, 1997, and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.
10.1
Revolving Loan Agreement dated August 1, 1996 with SouthTrust Bank filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.
10.2	Second Amendment to Revolving Loan Agreement filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-QSB filed December 12, 1997, and incorporated herein by reference.
10.3	Third Amendment to Revolving Loan Agreement filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB filed March 12, 1999, and incorporated herein by reference.
10.4	Fourth Amendment to Revolving Loan Agreement filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed July 10, 1999, and incorporated herein by reference.
10.5	Term Loan Agreement dated June 26, 1998 with SouthTrust Bank filed as Exhibit 10.16 to the Company's Current Report on Form 8-K filed July 10, 1998, and incorporated herein by reference.
10.6	Second Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.32 to the Company's Current Report on Form 8-K filed December 19, 2003, and incorporated herein by reference.
10.7	Third Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.7 to the Company's 2004 Annual Report on Form 10-K filed October 15, 2004, and incorporated herein by reference.
10.8	Fourth Amendment to Term Loan Agreement with SouthTrust Bank filed as Exhibit 10.8 to the Company's 2004 Annual Report on Form 10-K filed October 15, 2004, and incorporated herein by reference.
10.9	Guaranty of Payment to SouthTrust Bank by the Company filed as Exhibit 10.18 to the Company's Current Report on Form 8-K filed July 10, 1998, and incorporated herein by reference.
†10.10
Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the Company filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed June 14, 2002, and incorporated herein by reference.

†10.11
Creosote Supply Agreement dated November 1, 1998 between Rutgers VFT and the Company filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB filed March 12, 1999, and incorporated herein by reference.
*10.12	1996 Stock Option Plan filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.
*10.13
Stock Option Agreement dated October 17, 1996 with Thomas H. Mitchell filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.
10.14
Warrant for the Purchase of 25,000 Shares of Common Stock dated as of March 6, 2000 between the Company and JGIS, Ltd., an assignee of Gilman Financial Corporation, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-KSB filed October 25, 2000, and incorporated herein by reference.
*10.15	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the Company's 2001 report on Form 10-K filed October 24, 2001, and incorporated herein by reference.
*10.16	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the Company's 2001 Annual Report on Form 10-K filed October 24, 2001, and incorporated herein by reference.
*10.17	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the Company's 2003 Annual Report on Form 10-K filed October 23, 2003, and incorporated herein by reference.
*10.18	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the Company's 2004 Annual Report on Form 10-K filed October 15, 2004, and incorporated herein by reference.
*10.19
Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the Company's 2001 Annual Report on Form 10-K filed October 24, 2001, and incorporated herein by reference.
10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 14, 2002, and incorporated herein by reference.
*10.21	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed December 15, 2004, and incorporated herein by reference.
10.22
Securities Purchase Agreement dated April 21, 2005 between the Company and Tontine Capital Partners, L.P. and Terrier Partners, L.P. filed as Exhibit 10.22 to the Company's Current Report on Form 8-K filed April 22, 2005, and incorporated herein by reference.
10.23
Registration Rights Agreement dated April 21, 2005 between the Company and Tontine Capital Partners, L.P. and Terrier Partners, L.P. filed as Exhibit 10.23 to the Company's Current Report on Form 8-K filed April 22, 2005, and incorporated herein by reference.
10.24
Fifth Amendment to Term Loan Agreement with Wachovia Bank, National Association (successor in interests to SouthTrust Bank) dated June 7, 2005 filed as Exhibit 10.24 to the Company's Current Report on Form 8-K filed June 13, 2005, and incorporated herein by reference.

10.25
Tenth Amendment to Revolving Loan Agreement with Wachovia Bank, National Association (successor in interests to SouthTrust Bank) dated June 7, 2005 filed as Exhibit 10.25 to the Company's Current Report on Form 8-K filed June 13, 2005, and incorporated herein by reference.
10.26
Asset Purchase Agreement dated June 7, 2005 between the Company and Basic Chemicals Company, LLC filed as Exhibit 10.26 to the Company's Current Report on Form 8-K filed June 13, 2005, and incorporated herein by reference.
10.27
Promissory Note dated June 7, 2005 between the Company and Basic Chemicals Company, LLC filed as Exhibit 10.27 to the Company's Current Report on Form 8-K filed June 13, 2005, and incorporated herein by reference.
10.28
Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the Company's Current Report on Form 8-K filed September 7, 2005, and incorporated herein by reference.
10.29
Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the Company's Current Report on Form 8-K filed September 7, 2005, and incorporated herein by reference.
10.30
Asset Purchase Agreement dated February 22, 2006 between the Company and Boehringer Ingelheim Vetmedica, Inc., filed as Exhibit 10.30 to the Company's report on Form 8-K filed February 27, 2006, and incorporated herein by reference.
†10.31
Asset Purchase Agreement by and among Wood Protection Products, Inc., KMG-Bernuth, Inc. and James R. Forshaw filed as Exhibit 2.1(v) to the Company's Current Report on Form 8-K filed December 19, 2003, and incorporated herein by reference.
10.32	Sixth Amendment to Term Loan Agreement with Wachovia Bank, National Association dated June 5, 2006 filed as Exhibit 10.32 to the company's report on Form 8-K filed June 8, 2006.
10.33	Eleventh Amendment to Revolving Loan Agreement with Wachovia Bank, National Association dated June 5, 2006 filed as Exhibit 10.33 to the company's report on Form 8-K filed June 8, 2006.
31.1	Certificate under 302 of the Sarbanes-Oxley Act of 2002 for the CEO of KMG Chemicals, Inc.
31.2	Certificate under 302 of the Sarbanes-Oxley Act of 2002 for the CFO of KMG Chemicals, Inc.
32.1	Certificate under 906 of the Sarbanes-Oxley Act of 2002 for the CEO of KMG Chemicals, Inc.
32.2	Certificate under 906 of the Sarbanes-Oxley Act of 2002 for the CFO of KMG Chemicals, Inc.

†
Portions of these documents have been granted confidential treatment

*
Management contracts or compensatory plans

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ DAVID L. HATCHER David L. Hatcher, Chief Executive Officer	Date: June 8, 2006
By:	/s/ JOHN V. SOBCHAK John V. Sobchak, Chief Financial Officer	Date: June 8, 2006

QuickLinks

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
APPLICABLE ONLY TO CORPORATE ISSUERS
Part I.—FINANCIAL INFORMATION
KMG CHEMICALS, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands)
KMG CHEMICALS, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands except for share and per share data)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Amounts in thousands, except per share data)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (Amounts in thousands except share data)
KMG CHEMICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Amounts in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES