Form 10-K
period 2006-07-31
KMG CHEMICALS INC
filed 2006-10-23
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-29278

KMG CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10611 Harwin Drive, Suite 402

Houston, Texas 77036

(Address of principal executive offices, including zip code)

(713) 600-3800

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of each Exchange on which Registered
Common Stock, $.01 par value	The Nasdaq Global Market

Indicate by a check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of $8.25 on the Nasdaq Capital Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2006) was $18,402,153.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 20, 2006, there were 10,532,856 shares of the registrant’s common stock, par value $.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the November 28, 2006 annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1.                                                     BUSINESS

Company Overview

We manufacture, formulate and globally distribute specialty chemicals. We grow by purchasing product lines and businesses that operate in segments of the specialty chemical industry that:

•                                          provide an opportunity to obtain a significant share of the market segment through further acquisitions and organic growth;

•                                          are of a size that larger industry participants generally find too small to be attractive;

•                                          have niche products with well established and proven commercial uses;

•                                          offer products that have moved well beyond their discovery phase and into their consolidation phase and require little or no on-going research and development expenditures; and

•                                          have significant barriers to entry.

We have acquired and currently operate businesses engaged in the industrial wood preserving and agrochemical segments. We are a leading seller of the wood preserving chemicals pentachlorophenol, or penta, and creosote to industrial customers who use these preservatives primarily to extend the useful life of utility poles and railroad crossties. We are the only supplier of penta in North America, and we believe we are the only major supplier of creosote in the United States to wood treaters who do not produce creosote for their internal use. We are also developing a growing presence as a seller of agrochemicals, which include animal health pesticides and agricultural chemicals. Our animal health pesticides are used on cattle, swine and poultry to protect these animals from flies and other pests. Our agricultural chemicals include an herbicide used primarily for weed control in cotton and sugarcane fields and along highways.

For the twelve months ended July 31, 2006, we generated revenues of $71.0 million and net income of $3.8 million, which includes a non-cash impairment charge of $2.4 million. On July 31, 2006, we had total long-term debt, including the current portion, of $17.6 million, cash and cash equivalents of $11.2 million and total stockholders’ equity of $46.9 million.

Business Strategy

Our goal is to continue to profitably grow in a manner that increases shareholder value. Our business strategies to achieve this are:

•                                          Acquire. When we identify market segments exhibiting the characteristics described above, we systematically approach participants and offer to acquire product lines and businesses that we believe provide us the opportunity to capture a significant share of the market.

•                                          Optimize. We seek to increase the profitability of our businesses by focusing on customer satisfaction, pricing policies, consolidating operations, managing raw material purchases and reducing overhead.

•                                          Grow. Once we have entered a new market segment, we grow both organically and through additional strategic acquisitions. Our organic growth results primarily from expanding into new geographic markets, increasing the penetration of our products within the markets we serve, and extending our product lines through new and alternative offerings.

We maintain a conservative balance sheet and adequate cash reserves, which we believe provides us an opportunity to execute our business strategy through all business and economic cycles.

Business Segments

Wood Preserving Chemicals—Penta and Creosote Segments.     We supply penta and creosote to industrial customers who use these products to extend the useful life of wood, primarily utility poles and railroad crossties.

Our penta products include penta blocks, flakes, solutions, sodium penta and hydrochloric acid, a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States and that approximately 45% are treated with penta. We manufacture both solid penta blocks and penta flakes at our facility in Matamoros, Mexico. We sell solid penta to our customers, or make it into a liquid solution of penta concentrate at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. In the United States, we sell penta primarily in Alabama, Arkansas, Georgia, Louisiana, Mississippi and Missouri. In addition, flaked penta is used to produce sodium penta. We sell sodium penta, which is not registered for use in the United States, to customers in Latin America who treat freshly cut lumber. The hydrochloric acid we produce as a byproduct of penta production is sold in Mexico for use in the steel and oil well service industries. Our penta segment constituted 39% of our net sales in fiscal year 2006, 35% in fiscal year 2005 and 36% in fiscal year 2004.

Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. We believe that since January 2001, average annual purchases of wood crossties by United States and Canadian railroads have ranged from approximately 14.0 million to 19.0 million. Almost all wood crossties are treated with creosote. We believe that less than 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our creosote segment constituted 43% of our net sales in fiscal year 2006, 50% in fiscal year 2005 and 48% in fiscal year 2004.

Agrochemicals—Animal Health Pesticides and Agricultural Chemicals Segments.     We sell animal health pesticides to protect cattle, swine and poultry from flies and other pests. These animal health pesticides include oral larvicides, ear tags, sprays and dust products. We manufacture these products at our Elwood, Kansas facility or under agreements with third-party formulators. These products are sold under the trade names Rabon, Ravap, Patriot and Annihilator, among others. We purchased the Rabon and Ravap product lines in fiscal years 2003 and 2004, respectively. The Rabon and Ravap products contain tetrachlorvinphos and include oral larvicides, insecticidal powders and liquid sprays. We sell these products in the United States and Canada. In February 2006, we expanded our presence in animal health pesticides by purchasing additional product lines, including ear tags for cattle, along with several liquid and dust formulations for livestock and their premises. These products are sold in the United States, Canada, Australia, Mexico and several other countries in Latin America. Our animal health pesticides segment comprised 12% of our net sales in fiscal year 2006 and 8% in each of fiscal years 2005 and 2004.

Our agricultural chemicals consist of an organic arsenical herbicide, known as MSMA, which we acquired in fiscal year 2000 and which we manufacture at our Matamoros, Mexico facility. Our MSMA herbicides are used primarily for weed control in cotton fields and along highways. MSMA is also used in Latin America to protect cotton and sugarcane fields. MSMA product prices and volumes improved in fiscal year 2005 over the prior year, but in fiscal year 2006, net sales revenue for MSMA product declined, primarily in the fourth quarter, on both lower prices and volumes. In addition, in August 2006 the United States Environmental Protection Agency (“EPA”) published its preliminary decision not to re-register MSMA and other organic arsenical herbicides, and said that unless it changed that decision after a comment period, it would seek to cancel the registrations that allow these products to be sold in the United States.  We believe that the scientific data supports the re-registration of MSMA, but EPA’s action is expected to add significantly to the cost of maintaining the registration in the United States.  Our agricultural chemicals segment constituted 6% of our net sales in fiscal year 2006, 7% in fiscal year 2005 and 8% in fiscal year 2004.

Suppliers

We depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and cosolvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell under long term contracts from two suppliers, Koppers, Inc. and VFT Belgium N.V. Our creosote supply agreement with VFT Belgium provides that we purchase an agreed minimum volume of creosote in each calendar year at a mutually agreed price. Our other creosote supplier has been Reilly Industries, Inc. On April 28, 2006, Koppers acquired certain assets of Reilly’s coal tar business, including our creosote supply agreement. We purchase approximately one-half of our creosote under that contract. Although Koppers did not purchase Reilly’s production facilities, Koppers has assumed our creosote supply agreement. In calendar year 2006, we expect to receive a comparable volume of product from Koppers’ existing facilities as we had received previously from Reilly at the agreed 2006 price. For subsequent years, prices and volumes will be determined by mutual agreement.

We generally have more than one source for raw materials for our animal health pesticides and agricultural chemicals. However, we have only one major supplier of the tetrachlorvinphos active ingredient used in our Rabon and Ravap products, from whom we buy under a supply agreement, and one minor supplier for that ingredient. Our major supplier for the active ingredient in our Rabon products had provided us quantities at an agreed price under a contract that expired in July 2006. We expect to be able to renew the agreement on acceptable terms. We also have only one supplier for two other animal health active ingredients, dichlorvos and endosulfan, but we have supply agreements for each of them. We believe that where we do not have supply contracts, the necessary raw materials are available from a variety of sources.

Customers

We sell our wood treating chemicals and our agrochemicals to approximately 135 customers. No customer accounted for 10% or more of our revenues in fiscal year 2006, but one customer for our wood preserving chemicals, Koppers, accounted for approximately 10% of our revenues in fiscal year 2005 and 14% of our revenues in fiscal year 2004. No other customer accounted for 10% or more of our revenues in fiscal years 2005 and 2004.  Assuming that the level of overall demand for wood preserving chemicals remains the same, we do not believe that the loss of any major customer, including Koppers, would have a material adverse effect on sales of our wood preserving chemicals.

Marketing

In fiscal year 2006, we marketed our wood preserving chemicals and animal health pesticides in the United States through five employees and one independent sales agent.  In fiscal year 2004, we began selling our MSMA products exclusively through Drexel Chemical Company in the United States, and began producing MSMA for sale under their registration. In general, under our MSMA agreement with Drexel Chemical Company, we each cover our costs of production or sales and share equally in the profits. Outside the United States, we sell our products directly and through sales agents. Pursuant to a transition agreement that ended in July 2006, the animal health pesticides we purchased from Boehringer Ingelheim in February 2006 were marketed and sold by Boehringer Ingelheim as our sole United States distributor. Upon expiration of this transition agreement, we began directly marketing these pesticides.

Geographical Information

Sales made to customers in the United States were 97% of total revenues in fiscal year 2006, 98% in fiscal year 2005 and 97% in fiscal year 2004. The balance of our sales in each of those fiscal years was made to foreign customers, primarily in Latin America. As of the end of fiscal year 2006, our property, plant and equipment were allocated, based on book value, 66% in the United States and 34% in Mexico where our penta manufacturing facility is located.

Competition

There are only a few firms competing with us in the sale of our wood preserving chemicals and our other products. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

The principal wood preserving chemicals for industrial users are penta, creosote and chromated copper arsenate, or CCA. We supply United States industrial users with both penta and creosote, but not CCA. We are the only manufacturer of penta in North America. Penta is used primarily to treat electric telephone and utility poles, to protect them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States.  Of that amount, we estimate approximately 45%, or 900,000 utility poles, are treated with penta and that 5%, or 100,000 utility poles, are treated with creosote. The remaining poles are treated primarily with CCA. We believe that we have provided and will continue to provide the wood treating industry in the United States with most of its annual consumption of creosote not produced for internal use.

In the animal health pesticides segment, we compete with several companies, particularly in the production and marketing of ear tags. Two firms, Albaugh, Inc. and Luxembourg-Pamol, Inc., compete with us in the sale of MSMA. In addition, we compete for product sales in weed control in cotton fields with the glyphosate herbicides sold by several companies, including Monsanto Co.

Our wood preserving chemicals and our agrochemicals must be registered prior to sale under United States law. See “—Environmental and Safety Matters—Licenses, Permits and Product Registrations”. As a condition to registration, any company wishing to manufacture and sell these products must provide to the EPA substantial scientific research and testing data regarding the chemistry and toxicology of the products. This data must be generated by the applicant, or the applicant must purchase the information from other data providers. We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors, particularly those with lesser financial resources. While we have no reason to believe that the product registration requirement will be discontinued or materially modified, we cannot make any assurances as to the effect of such a discontinuation or modification on our competitive position.

Employees

As of the end of fiscal year 2006, we had a total of 110 full-time employees.  Fifteen of these employees worked at our corporate offices in Houston, Texas, 71 at the Matamoros facility, nine in Alabama and one in each in Louisiana, Missouri and North Carolina. Twelve employees worked in Elwood, Kansas at the animal health operating facility we purchased in fiscal year 2006. None of our employees in the United States are represented by a labor union. Approximately 50% of our employees in Mexico are represented under a labor contract which was renewed in May 2006. We believe that we have good relations with our employees.

Environmental and Safety Matters

Our operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, disposal, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We must devote substantial financial resources to ensure compliance, and we believe that we are in substantial compliance with all the applicable laws and regulations.

We anticipate that the regulation of our business operations under federal, state and local environmental regulations in the United States and abroad will increase and become more stringent over time. We cannot estimate the impact of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.

United States Regulation.     The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and the “Superfund” law, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as in association with the disposal facilities where wastes were sent. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we may have generated and may generate materials that fall within CERCLA’s definition of hazardous substances. We may be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported and for associated damages to natural resources.

The Federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws, regulate the treatment, storage, disposal, remediation and transportation of wastes including those designated as “hazardous wastes”. The EPA and various state agencies have limited the disposal options for these wastes and impose numerous regulations upon the treatment, storage, disposal, remediation and transportation of those wastes. It is possible that our operations may generate wastes that are subject to RCRA and comparable state statutes. Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may be designated in the future as hazardous wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly treatment, storage and disposal requirements.

The Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes into waters of the United States. The Clean Water Act, and comparable state laws, provide for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and of other pollutants. In the event of an unauthorized discharge of wastes, we may be liable for penalties and could be subject to injunctive relief.

Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and its regulations. The Occupational Safety and Health Act hazard communication standard, the EPA’s community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements.

Mexico Regulation.     Our Matamoros facility and its operations in Mexico are subject to various environmental laws, regulations and ordinances promulgated by governmental authorities in Mexico. The Ministry of the Environment and Natural Resources ( Secretariate de Medio Ambiente Y Recursos Naturales ) is given overall responsibility for environmental regulation in Mexico. Secretariate de Medio Ambiente Y Recursos Naturales’ responsibilities include enforcement of Mexico’s laws and regulations concerning air and water emissions and hazardous waste treatment, storage and disposal. Secretariate de Medio Ambiente Y Recursos Naturales is given broad authority to enforce compliance with environmental laws and regulations and can require that operations be suspended pending completion of required remedial action.

Licenses, Permits and Product Registrations.     Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico and other countries in which we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under agreements with other industry participants, we share most research and testing costs pertaining to our chemical products. We incurred expenses of approximately $1.2 million in fiscal year 2006, $990,000 in fiscal year 2005 and $861,000 in fiscal year 2004 in connection with the research, testing and other expenses related to our participation in several industry task forces.

Environmental Regulatory Proceedings.     The Florida Department of Environmental Protection, or FDEP, is cleaning up a Florida site known as the Seminole Refinery/St. Marks Refinery Site. In October 2003, we received correspondence from the FDEP regarding past operations of Idacon, Inc. on this site. One of our subsidiaries purchased substantially all of Idacon’s assets in 1988. This site is alleged to be contaminated with dioxins, pentachlorophenol and other contaminants. The FDEP alleged in its October 2003 letter that we may be responsible for violations at the site. We have received no further correspondence or demands from the FDEP. We cannot assure you that the FDEP will not designate us as a potentially responsible party.

The EPA has listed the Star Lake Canal Superfund Site in Port Neches and Groves, Texas on the National Priorities List. In December 2002, we received a letter from the EPA addressed to Idacon, Inc. (f/k/a Sonford Chemical Company) notifying Idacon of potential liability under CERCLA in connection with this site. The letter requested reimbursement from Idacon for costs incurred by the EPA in responding to releases at the sites, equal to approximately $500,000 as of July 31, 2002. Idacon sold substantially all of its assets to one of our subsidiaries in 1988. We responded to a request for information from the EPA on the corporate history and relationship between us and Sonford Chemical Company in April 2003. We have received no additional correspondence from the EPA. However, on December 22, 2005, the EPA and certain potentially responsible parties entered an administrative order on consent which requires the implementation of a several year long remedial investigation and feasibility study. A remedy, if any, will not be selected until studies are complete, a proposed remedy plan is released for public comment, and the EPA issues a record of decision documenting the basis for selecting its remedy or decision that no further action is required. We cannot assure you that the EPA will not designate us as a potentially responsible party.

ITEM 1A.               RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report.  We believe the risks and uncertainties described below are the most significant we face. The occurrence of any of the following risks could materially harm our business, financial condition or results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Risks Relating to Our Business

We may experience a reduced demand for our wood preserving chemicals if the demand for the wood products on which those chemicals are used decreases, which may adversely affect our business, results of operations, cash flow and financial condition.

Our wood preserving chemicals, penta and creosote, which represented 82% of our total revenues in fiscal year 2006, are sold into mature markets. The principal consumers of our wood preserving chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroad companies.

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

The preservation of wood railroad crossties represents the largest market for creosote in the United States. We believe that since January 2001 average annual purchases of wood crossties by United States and Canadian railroads have ranged from approximately 14.0 million to 19.0 million. In fiscal year 2006, purchases were near the high end of this range. If the current purchase rate declines, or if railroads shift significantly to a greater use of non-wood ties, such as those made with concrete or plastic, we will experience a decline in our creosote sales.

A decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.

Increases in the price of our primary raw materials may decrease our profitability and adversely affect our liquidity and cash flow.

Chlorine is a key component in the manufacture of penta. The price we pay for chlorine has more than quadrupled since fiscal year 2002. Although we have been able to achieve significant price increases for penta since July 2002, these increases have not been sufficient to maintain the previous profitability of that product. High energy prices have increased the competition for creosote, since it can be burned as a fuel in certain markets. Creosote is produced by our suppliers from the distillation of coal tar.  Coal tar supplies, particularly in the United States, are in short supply, a situation which we expect will continue indefinitely.  Historically, the cost of our creosote has increased each year, and we believe that it will continue to increase.

The prices we pay for our raw materials have increased significantly in the last several years, and we have not always been able to fully and timely pass those increases through to our customers. In the future, we may be unable to fully and timely pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross margins. Price increases for raw materials may also increase our working capital needs, which could adversely affect our liquidity and cash flow. For these reasons, we cannot assure you that raw material cost increases will not have a material adverse effect on our financial condition and results of operations.

If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited.

Our creosote, penta and MSMA products, and many of our animal health products, are presently undergoing re-registration review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. In order to be re-registered, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. The EPA has issued its preliminary risk assessments for creosote and penta, and has identified certain risks to human health and the environment. In August 2006, the EPA issued a preliminary re-registration eligibility decision and concluded that MSMA is not eligible for re-registration.  Alone and with other registrants of these products, we have provided and will provide comments and data on the preliminary risk assessment for creosote and penta, and on the re-registration eligibility decision for MSMA, to show to the EPA that our products do not pose unreasonable risk to human health and the environment when used in accordance with approved label directions. We cannot assure you as to when or if the EPA will issue a final decision concluding that our creosote and penta products, and our animal health pesticides and agricultural chemicals, do not pose an unreasonable risk to human health or the environment when used in accordance with approved label directions. We also cannot assure you as to when or if those products will be re-registered by the EPA, or if re-registered, what use or labeling restrictions might be required to obviate or mitigate risks identified by the EPA. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered by the EPA or the imposition of new use, labeling or other restrictions in connection with re-registration would have a material adverse effect on our financial condition and results of operations.

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

We depend on two major suppliers for the cosolvent needed to produce the liquid formulation of our penta product. Both of these suppliers produce cosolvent as a byproduct of a process intended to manufacture a higher value product. Changes in that process or in market conditions affecting the higher value product could materially affect the availability or price of cosolvent. Our creosote is supplied primarily by two suppliers. There are no other significant suppliers of creosote for the North American market. We have one major supplier and one minor supplier of the tetrachlorvinphos active ingredient for our Rabon and Ravap products, and only one supplier for each of two other active ingredients in our animal health pesticides, dichlorvos and endosulfan.

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

The specialty chemical industry is highly competitive. Competition in specialty chemicals is based upon a number of considerations, such as the size of our competitors, competition for raw materials, product innovation, product range and quality, relationships with customers, reliability of delivery, technical support and distribution capability, and price. Among the participants in the specialty chemical industry are some of the world’s largest chemical companies and major integrated petroleum companies that have their own raw material resources. Some of these companies may be able to produce products more economically than we can. In addition, some of our competitors have greater financial resources, which may enable them to invest significant capital into their businesses, including expenditures for research and development. If any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. Increased competition in any of our business segments could compel us to reduce the price we receive for our products, which could result in reduced profit margins and/or loss of market share.

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

Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of our products. The labeling requirements restrict the use and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All of our products are subject to the EPA’s registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Those registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where our products are used also require registration before they can be marketed or used in that state.

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

Our success is dependent on the management and leadership skills of our senior management team, including David L. Hatcher, our Chairman and Chief Executive Officer, J. Neal Butler, our President and Chief Operating Officer, John V. Sobchak, our Chief Financial Officer, and Roger C. Jackson, our General Counsel. The loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

More than half of our full-time employees who work at our facility in Matamoros, Mexico, where penta and certain other products are produced, are represented under a labor contract that is negotiated annually. We cannot assure you that a new agreement will be reached each year without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

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

We have facilities in the United States and Mexico, and generate a portion of our sales in foreign countries, primarily in Latin America. In fiscal year 2006, our production facilities in Matamoros, Mexico comprised approximately 34% of our property, plant and equipment, and approximately 3% of our net sales were in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico and, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

ITEM 2.  PROPERTIES

We own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	8,000 square feet	Leased	March 31, 2009
Elwood, Kansas	Manufacture and Warehouse: Animal Health Pesticides	14.9 acres	Owned	N/A
Matamoros, Mexico	Manufacture and Warehouse: Penta and MSMA	13.0 acres	Owned	N/A
Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A

We manufacture and warehouse certain of our animal health pesticides at our Elwood, Kansas facility. We manufacture and warehouse penta products and MSMA products at our Matamoros, Mexico facility, and formulate and distribute penta solutions at our Tuscaloosa, Alabama facility. We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the lease for our corporate office is not renewed or is terminated, we can obtain other suitable facilities.

We also have one long-term tank storage agreement with a commercial terminal facility where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our agrochemicals. Our bulk storage terminal is on the Mississippi River in Avondale, Louisiana and is used primarily for creosote imported by us from Europe. If our tank storage agreement is not renewed or is terminated, we believe we can obtain other suitable facilities.

ITEM 3.                                                     LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2006 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since May 2006, our common stock, par value $.01 per share, has traded on The Nasdaq Global Market (trading symbol KMGB), and prior to that date our common stock has been quoted on the Nasdaq Capital Market under the same symbol.  As of October 20, 2006, there were 10,677,119 shares of Common Stock issued (including 144,263 treasury shares) and 10,532,856 shares outstanding held by approximately 560 shareholders of record, and more than 300 round lot holders.  The following table represents

•                                          the high and low sale prices for our common stock as reported by the Nasdaq National Market during the period from May 1, 2006 through July 31, 2006;

•                                          the high and low sale prices for our common stock as reported by the Nasdaq Capital Market for each quarter in fiscal year 2005 and for the first, second and third quarters of fiscal year 2006; and

•                                          the semi-annual dividends we declared and paid during fiscal years 2005 and 2006.

	Common Stock Prices		Dividends Declared
	High	Low	Per Share	Amount
Fiscal 2006

First Quarter	$9.870	$6.270	$0.0375	$329,479
Second Quarter	8.650	6.250
Third Quarter	9.964	8.130	0.0375	330,642
Fourth Quarter	9.670	7.040

Fiscal 2005

First Quarter	$4.180	$2.910	$.0350	$264,251
Second Quarter	9.800	3.260
Third Quarter	10.320	5.280	.0350	265,125
Fourth Quarter	8.950	6.460

We intend to pay out a reasonable share of net cash provided by operations as dividends, consistent on average with the payout record of past years.  We declared and paid a dividend in the first quarter of fiscal 2007 of $.0375 per share of approximately $395,000.  The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.

We repurchased no shares in fiscal 2006.

On July 6, 2006, we sold shares of common stock in a public offering underwritten by Boenning & Scattergood, Inc. and Sterne, Agee & Leach, Inc. In the offering we sold 1,710,000 shares of common stock and selling shareholders sold 1,510,000 shares of common stock.  The shares were sold at a price per share of $7.00 ($6.51 net of underwriting discounts and commissions of $.49 per share). After offering expenses, we received $10.5 million in net proceeds from the sale of 1,710,000 shares of common stock.

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

The following table presents securities authorized for issuance pursuant to options granted under equity compensation plans (see note 14 to the notes to the consolidated financial statements included in this report):

Range of Exercise Price	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted- average exercise price	Shares Exercisable	Weighted- Average Exercise Price

$2.48 - $8.00	774,950	7.83 years	$4.17	638,450	$4.16

The following table presents unvested, performance-based restricted stock awarded under equity compensation plans (see note 14 to the notes to consolidated financial statements included in this report):

Maximum Grants

Series 1 Awards	29,040
Series 2 Awards	19,360

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2006.  The financial data for each of the three fiscal years ended July 31, 2006 has been derived from our audited consolidated financial statements included elsewhere in this report.  The financial data for each of the two fiscal years ended July 31, 2003 has been derived from our audited consolidated financial statements.  The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Statement of Operations Data (1):
Net sales	$71,016	$59,168	$43,610	$35,536	$34,438
Cost of sales	47,158	41,102	30,859	24,245	22,397
Gross profit	23,858	18,066	12,751	11,291	12,041
Selling, general & administrative expenses	14,802	12,664	9,636	8,149	7,910
Impairment charge	2,368	—	—	—	—
Operating income	6,688	5,402	3,115	3,142	4,131

Interest expense	(1,044)	(620)	(364)	(162)	(122)
Other income (expense)	246	38	93	2	321
Total other income (expense)	(798)	(582)	(271)	(160)	199
Income before income taxes	5,890	4,820	2,844	2,982	4,330
Provision for income taxes	(2,114)	(1,768)	(1,081)	(1,065)	(1,645)
Net income	$3,776	$3,052	$1,763	$1,917	$2,685

Earnings per share—basic	$0.42	$0.39	$0.23	$0.26	$0.36
Earnings per share—diluted	$0.40	$0.37	$0.23	$0.25	$0.36
Weighted average shares outstanding—basic	8,914	7,901	7,543	7,513	7,512
Weighted average shares outstanding—diluted	9,447	8,256	7,631	7,550	7,549

Cash Flow Data (1):
Net cash provided by (used in) operating activities	$7,086	$7,563	$3,735	$3,095	$(417)
Net cash used in investing activities	(10,967)	(13,442)	(11,816)	(4,424)	(1,379)
Net cash provided by (used in) financing activities	6,269	13,685	7,565	1,585	(96)
Depreciation and amortization	3,889	2,204	1,643	1,423	1,391
Impairment charge	2,368	—	—	—	—
Additions to property, plant and equipment	2,085	445	972	276	1,361

Balance Sheet Data (1):
Total assets	$72,702	$61,103	$43,240	$32,337	$28,862
Long-term debt, net of current portion	13,981	17,644	11,235	4,250	1,716
Total stockholders’ equity	46,918	32,888	24,590	23,029	21,521

(1)  Our historical results are not necessarily indicative of results to be expected for any future period.  The comparability of the data is affected by our acquisitions in fiscal 2006, 2005, 2004 and 2003, and by the adoption of SFAS 142 in fiscal 2003, the adoption of SFAS 123(R) in fiscal year 2006, and the impairment of MSMA assets in fiscal year 2006.  See, “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” section of this report and our consolidated financial statements and the related notes and other financial information included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the section entitled “Risk Factors” and elsewhere in this report.

Introduction

We manufacture, formulate and globally distribute specialty chemicals. We operate businesses engaged in industrial wood preservation and agrochemicals, including animal health pesticides and agricultural chemicals. Our wood preserving chemicals, penta and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health pesticides are used on cattle, swine and poultry to protect these animals from flies and other pests. Our agricultural chemicals include an herbicide used primarily for weed control in cotton and sugarcane fields and along highways.

Approximately 82% of our fiscal year 2006 revenues resulted from industrial wood preservation chemicals, with approximately 43% of those revenues attributable to creosote and 39% attributable to penta. Agrochemicals accounted for the remaining 18% of our fiscal year 2006 revenues, with 12% attributable to animal health pesticides and 6% attributable to our agricultural chemicals.

Our results of operations are impacted by various competitive and other factors including:

•                                          fluctuations in sales volumes;

•                                          raw material pricing and availability;

•                                          our ability to acquire and integrate new products and businesses; and

•                                          the difference between prices received by us for our specialty chemical products and the costs to produce those products.

Raw material prices have increased over the past several years, including the cost of our primary raw materials, chlorine, phenol, creosote and cosolvent. We have not always been able to pass these price increases on to our customers. As a result, the margins for some of our products have been reduced.

Our sales volumes, especially those of our wood preserving chemicals, have increased as we have consolidated our market position and due to the continued strong demand for utility poles and railroad crossties.

We experience large fluctuations in the quarterly sales volumes of our agricultural products due to seasonal agricultural patterns. As a result, our sales and earnings are typically higher in the second half of the fiscal year than in the first half.

Acquisitions

A key element of our business strategy is to acquire businesses and assets that operate in segments of the specialty chemical industry exhibiting those characteristics we believe provide us with opportunities to grow our company in a manner that increases shareholder value. The acquisitions we have completed since 2003 are summarized below.

In February 2006, we purchased certain assets of the animal health pesticides business of Boehringer Ingelheim. The assets we purchased included pesticide registrations for pesticides used on cattle, swine, poultry and livestock premises, a manufacturing and warehouse facility in Elwood, Kansas and related equipment. We also purchased the insecticides finished goods, raw materials and packaging inventory on hand at closing. The pesticides registrations acquired in the transaction are for the United States, Canada, Australia, Mexico and several other countries in Latin America, and they complement our existing animal health pesticides registrations. The new pesticides include a leading brand of insecticidal ear tags for cattle and several liquid and dust formulations for livestock and their premises. Through the end of fiscal year 2006, Boehringer Ingelheim continued to market the purchased pesticides as our sole distributor in the United States pursuant to a transition agreement with us. The purchase price was approximately $8.9 million, including $2.7 million of inventory. We financed the acquisition entirely with available cash.

In June 2005, we purchased certain penta assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical. The assets we purchased included product registrations and data, manufacturing equipment and certain other assets. The product registrations we acquired in the transaction are for the United States and Canada. Following this acquisition, we became the sole producer of penta in North America. Basic Chemicals Company acquired the penta assets from Vulcan Materials Company immediately prior to our purchase as part of a larger purchase of the chemicals business of Vulcan Materials Company. The purchase price was $13.4 million, payable with $3.4 million from available cash at closing, and a $10.0 million promissory note. The promissory note is payable in five equal annual principal installments of $2.0 million plus interest at 4% per annum.

In fiscal year 2004, we made three acquisitions with an aggregate purchase price of approximately $11.6 million. In December 2003, we purchased certain penta distribution assets of Wood Protection Products. As part of the purchase, we also granted an option to acquire 175,000 shares of our common stock, exercisable at $2.50 per share. The acquisition included distribution and plant equipment, inventory, penta product registrations and a consulting and non-compete agreement with the principal shareholder of Wood Protection Products. We primarily financed the cash portion of the purchase price with a $6.0 million term loan.

In June 2004, we purchased creosote product registrations from Trenton Sales. In connection with our purchase, we entered into a long term supply agreement with Lufkin Creosoting Co., an affiliate of Trenton Sales, under which we sell Lufkin Creosoting its creosote requirements for its wood treating operations. We also assumed Trenton Sales’ long term creosote supply agreement with a Mexican producer of creosote. Although we had been purchasing creosote from the same Mexican creosote producer prior to the acquisition, the acquisition increased our purchases of that lower cost creosote supply. We also purchased the Ravap trade name and inventory from Boehringer Ingelheim in June 2004. The creosote distribution and Ravap acquisitions were completed using available cash, borrowings under our revolving loan and by increasing one of our senior term loans by $3.0 million.

Results of Operations

Segment Data

Segment data is presented for our four segments for the three fiscal years ended July 31, 2006, 2005 and 2004.  You should read the foregoing segment data in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended July 31,
	2006	2005	2004
	(Amounts in thousands)
Revenues:
Penta	$27,862	$20,806	$15,539
Creosote	30,674	29,199	20,929
Animal health pesticides	8,664	5,059	3,463
Agricultural chemicals	3,816	4,104	3,679

	$71,016	$59,168	$43,610

Depreciation and amortization:
Penta	$2,334	$886	$438
Creosote	293	298	271
Animal health pesticides	409	150	60
Agricultural chemicals	821	817	807

	$3,857	$2,151	$1,576

Income (loss) from operations:
Penta	$9,145	$6,102	$4,955
Creosote	4,048	2,933	1,453
Animal health pesticides	1,537	1,015	867
Agricultural chemicals (1)	(3,235)	(368)	(716)

	$11,495	$9,682	$6,559

(1) Includes a non-cash impairment charge of approximately $2.4 million in fiscal 2006.

Segment Revenue

The net sales revenues of the penta segment increased by $7.1 million, to $27.9 million in fiscal year 2006, from $20.8 million in fiscal year 2005, or a 34% increase. Approximately $1.7 million of the increase came from additional sales of penta blocks to customers of Vulcan Materials Company, certain of whose assets we acquired from Basic Chemicals Company late in fiscal year 2005. The balance of the penta revenue increase came primarily from increased demand for penta-treated poles from utilities.  Creosote segment revenues increased by $1.5 million in fiscal year 2006 from $29.2 million in fiscal year 2005, a 5% increase. Our creosote revenues expanded in fiscal year 2006 on price increases as volume was down about 4% as compared with fiscal year 2005.  Creosote volume decreased significantly early in the fiscal year because of the disruption in operations caused by Hurricanes Katrina and Rita.  Although volume rebounded strongly toward the end of the first quarter, a restricted supply of creosote from Europe toward the end of fiscal year 2006 kept volume from keeping pace with strong demand for creosote. We believe that strong demand from major railroads for crossties treated with creosote will continue in the near term.

Animal health pesticides segment sales revenues increased by $3.6 million in fiscal year 2006 from $5.1 million in fiscal year 2005, or a 71% increase.  Approximately $3.0 million of the increase was attributable to our purchase in February 2006 of certain assets of the animal health pesticide business of Boehringer Ingelheim and the balance came from increased volume in our other animal health products.  Sales revenue in agricultural chemicals decreased by $288,000 to $3.8 million in fiscal year 2006 from $4.1 million in fiscal year 2005, or a 7% decrease, on both lower volume and prices. Sales of our animal health and agricultural products are seasonal, and occur primarily in the second half of our fiscal year. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural chemicals. The end users of some of our products may, because of weather patterns, delay or intermittently disrupt field work during the planting season, which may result in a reduction of the use of some products and reduce our revenues and profitability. The combined revenues from products subject to seasonal variations represented less than 20% of our total annual revenues. Their peak selling season is during the last two quarters of the fiscal year, and revenue and profit are concentrated in these periods.

Segment Income (Loss) from Operations

Income from operations of the penta segment increased by $3.1 million to $9.2 million in fiscal year 2006 from $6.1 million in fiscal year 2005, or an increase of 50%,  primarily because of higher revenue. In fiscal year 2006, creosote segment income from operations increased by $1.1 million to $4.0 million from $2.9 million in fiscal year 2005, or an increase of 38% because of creosote price increases. Animal health pesticides segment income from operations increased by $545,000 to $1.6 million in fiscal year 2005 from $1.0 million in fiscal year 2005, or an increase of 54%. Animal health pesticides segment volume increased, particularly from products acquired from Boehringer Ingelheim in February 2006.  The interim marketing arrangement with the seller under a transition agreement and the increased amortization of purchased animal health intangibles held down this segment’s income from operations. The transitional agreement expired at the end of July 2006, and in fiscal year 2007 we expect that operating margins will approximate segment historical levels.  The agricultural chemicals segment had a loss of $867,000, not including the impairment charge, due to lesser volume and prices.

Fiscal Year 2006 compared with Fiscal Year 2005 and
Fiscal Year 2005 compared with Fiscal Year 2004

Net Sales Revenue and Gross Profit

Fiscal Year 2006 vs. Fiscal Year 2005.    Net sales revenue increased from $59.2 million in fiscal year 2005 to $71.0 million in fiscal year 2006, an increase of 20%. For fiscal year 2006, 60% of the increase in net sales came from our penta segment. Penta volume increased significantly in fiscal year 2005 due to the penta assets acquisition from Basic Chemicals Company late in fiscal year 2005.  Approximately 12% of our increase in net sales revenue in fiscal year 2006 came from the creosote segment, principally due to creosote price increases.  Approximately 30% of the increase in net sales revenue came from the animal health segment where we experienced increased volume, most of which was because of the effect of sales of the products acquired from Boehringer Ingelheim in February 2006.  Agricultural chemical sales decreased 2% on decreased volume and price.

Gross profit increased by $5.8 million, or 32.1%, to $23.9 million in fiscal year 2006.  Gross profit as a percent of sales increased to 33.6% of sales in fiscal year 2006 as compared to 30.5% of sales in fiscal year 2005. The margin improvement in fiscal year 2006 came primarily from increased volume of sales of higher margin penta products and from increased animal health sales volume on products acquired in fiscal year 2006. Because other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as cost of sales, our gross profit may not be comparable to that reported by other companies. Margins will continue to be impacted in fiscal year 2007 by the high costs of raw materials used to produce penta. Penta raw material costs for chlorine and phenol remained at high levels in fiscal year 2006 as compared to average prices paid over the previous five years, increasing costs by approximately $2.7 million. In fiscal year 2006, our cost for the solvent needed to make penta solutions increased approximately 45% over fiscal year 2005.  We expect that penta raw material costs will continue at high levels throughout fiscal year 2007, maintaining pressure on our margins.  We also expect that our creosote raw material costs will be under increased upward pressure in fiscal year 2007 and beyond, because the supply of creosote has begun to tighten.

MSMA product prices and volumes improved in fiscal year 2005 over the prior year, but in fiscal year 2006, net sales revenue for MSMA product declined, primarily in the fourth quarter, on both lower prices and volumes. For the first time we experienced an operating loss in the fourth quarter, and also for the first time, our operating loss for the fiscal year exceeded depreciation and amortization for the segment.  In addition, in August 2006 the EPA published its preliminary decision not to re-register MSMA and other organic arsenical herbicides, and said that unless it changed that decision after a comment period, it would seek to cancel the registrations that allow these products to be sold in the United States.  We believe that the scientific data supports the re-registration of MSMA.  We intend to provide scientific information to the EPA and defend the re-registration of our MSMA products.   Because EPA’s decision is not a final action, farmers, turf managers and others may continue to use MSMA products for all currently registered uses and crops.  The EPA’s preliminary decision is expected to add significantly to the cost of maintaining the registration in the United States.  As a result of the deterioration in MSMA market conditions at the end of fiscal year 2006 and the EPA’s action, we concluded that assets related to MSMA are impaired, and that an impairment charge of $2.4 million in fiscal year 2006 is required based on diminished future expected cash flows and a shorter expected useful life.  The net value of the long-lived MSMA assets on our balance sheet is $175,000 after the impairment charge.  The impaired assets consist of registrations and property, plant and equipment related to the production of MSMA products at Matamoros, Mexico.  In fiscal year 2006, the depreciation and amortization expense associated with the impaired assets was $789,000.  The depreciation and amortization expense associated with the impaired assets is anticipated to be approximately $58,000 in each of fiscal years 2007, 2008 and 2009, their expected remaining useful life.  The impairment charge in fiscal year 2006 and resulting reductions in depreciation and amortization expense are all non-cash items.  See note 5 to the consolidated financial statements.

Fiscal Year 2005 vs. Fiscal Year 2004.     Net sales revenue increased from $43.6 million in fiscal year 2004 to $59.2 million in fiscal year 2005, an increase of 36%. Increased net penta sales accounted for approximately one-third of the increase. Penta volume increased significantly in fiscal year 2005 due to the penta acquisitions from Basic Chemicals Company late in fiscal year 2005 and from Wood Protection Products in December 2003, which together had a positive impact of approximately $3.6 million on our net sales revenue. Approximately one-half of our increase in net sales revenue came from increased creosote sales, principally due to increased volume, which resulted from increased demand for wood crossties from railroads. We also benefited from the acquisition of creosote distribution assets from Trenton Sales. Because we completed that acquisition in June 2004, it did not have a significant impact on our net sales until fiscal year 2005.  Net sales revenue from animal health pesticides and agricultural chemicals also increased in fiscal year 2005 as compared with fiscal year 2004. We experienced increased volume in animal health pesticides sales, due to improved Rabon sales and the Ravap product we acquired in the fourth quarter of fiscal year 2004.

Gross profit increased from $12.8 million, or 29.2% of sales in fiscal year 2004, to $18.0 million, or 30.5% of sales in fiscal year 2005. The margin improvement in fiscal year 2005 resulted from increased volume of sales of higher margin penta products and from creosote price increases.

Selling, General and Administrative Expenses

Fiscal Year 2006 vs. Fiscal Year 2005.     Selling, general and administrative expenses increased from $12.7 million in fiscal year 2005 to $14.8 million in fiscal year 2006, an increase of $2.1 million, or 18.2%, excluding the impairment charge pertaining to MSMA assets.  In fiscal year 2006, our selling, general and administrative expenses included $4.7 million in distribution expense, as compared to $5.2 million in fiscal year 2005.  In January 2006, we transitioned sales of creosote and penta from a delivered basis to an FOB plant basis, thereby reducing our distribution expense. Distribution expense in the first half of fiscal year 2006, which ended on January 31, 2006, was $3.1 million, but fell to $1.6 million in the second half of fiscal year 2006.  We also experienced increased expense for amortization of penta intangibles acquired in fiscal year 2005, and increased expense for supply chain disruptions caused by Hurricanes Katrina and Rita. Approximately $1.5 million of the increase in selling, general and administrative expense category was due to increased amortization expense. We temporarily lost the use of our creosote terminal near New Orleans due to Hurricane Katrina and incurred additional expense for a substitute interim terminal. We incurred additional expense in fiscal year 2006 of approximately $359,000 over the prior fiscal year for performance stock awards to employees, shares issued to directors and, with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”), we began expensing previously issued options.  See note 1 to the consolidated financial statements.  Our product permit fees increased approximately $238,000 in fiscal year 2006, primarily as a result of the acquisition of additional animal health products registrations and our product regulatory expense.  Our expenses for testing, data submission and other costs associated with our participation in product task forces increased to approximately $1.2 million in fiscal year 2006 from $990,000 in fiscal year 2005, because of our purchase of penta registrations in June 2005 and increased costs to support our MSMA products registrations.

Fiscal Year 2005 vs. Fiscal Year 2004.     Selling, general and administrative expenses increased from $9.6 million in fiscal year 2004 to $12.7 million in fiscal year 2005, an increase of 31%, attributable to greater penta and creosote sales volume from acquisitions. Performance-based incentive compensation and the addition of J. Neal Butler, our President and Chief Operating Officer, increased executive compensation expenses relative to fiscal year 2004 by approximately $700,000, amortization of intangibles associated with our recent acquisitions contributed approximately $656,000 to selling, general and administrative expenses in fiscal year 2005, and product task force expense increased by $129,000, from $861,000 in fiscal year 2004 to $990,000 in fiscal year 2005, an increase of 15%.

Interest Expense

Interest expense was $1.0 million in fiscal year 2006 compared with $620,000 in fiscal year 2005 and $364,000 in fiscal year 2004. The increases have been due to increases in term loan borrowings to complete our acquisitions in wood preserving chemicals and animal health pesticides.

Gain on Sale of Securities

We sold marketable securities for a gain of $115,000 in fiscal year 2004.

Income Taxes

Our effective tax rate was 36% in fiscal year 2006, as compared to 37% in fiscal year 2005 and 38% in fiscal year 2004.

In May 2006, the State of Texas enacted a new law that substantially changed its tax system. The law replaced the taxable-capital and earned surplus components of the current franchise tax with a new tax that is based on modified gross revenue.  This new tax is referred to as the “Margin Tax” and is effective January 1, 2007.  We have assessed the impact of the change in tax law and do not believe it will have a material effect on our financial statements.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $7.1 million in fiscal year 2006. Net income, the adjustment for depreciation and amortization and the impairment charge accounted for $10.0 million of cash from operations in fiscal year 2006. Accounts receivable increased by $787,000 from $8.3 million in fiscal year 2005, an increase of 8.7%.  The increase was primarily a result of higher sales revenue, but we also reduced the ending balance of our bad debt allowance by $115,000.  Inventories increased by $5.1 million from $4.9 million in fiscal year 2005, an increase of 105%, due to animal health inventory associated with the animal health products acquisition from Boehringer Ingelheim in February 2006, and due to an effort to build penta inventory in advance of the hurricane season.

Net cash used in investing activities was $11.0 million in fiscal year 2006 and $13.4 million in fiscal year 2005. We used net cash to complete acquisitions in our animal health segment in fiscal year 2006 and in the penta segment in fiscal year 2005. Our acquisitions totaled $8.6 million in 2006 and $13 million in fiscal year 2005. We also used approximately $2.1 million in fiscal year 2006, primarily to improve penta production capacity and operations at our Matamoros, Mexico and Tuscaloosa, Alabama facilities.

We added $6.3 million in net cash from financing activities in fiscal year 2006 and $13.7 million in fiscal year 2005. In fiscal year 2006, we sold 1,710,000 shares and selling shareholders sold 1,510,000 shares of our common stock at a price of $6.51 per share (net of discounts and commissions). The net proceeds from the sale were $10.5 million. In fiscal year 2005, we sold 1,200,000 shares of our common stock at a price of $5.00 per share. The net proceeds from that sale were $5.7 million. Principal repayments on indebtedness were $3.6 million in fiscal year 2006 and $1.5 million in fiscal year 2005. To finance our acquisition of the penta business from Basic Chemicals Company, we incurred $10.0 million in seller-financed indebtedness in fiscal year 2005.  The first principal payment of $2.0 million was paid in June 2006. We also paid cash dividends of $660,000 in fiscal year 2006 and $529,000 in fiscal year 2005.

Working Capital

We have a working capital line of credit under a revolving credit facility with Wachovia Bank (which acquired our former lender, SouthTrust Bank). At the end of fiscal year 2006, we had no borrowings under that facility. Under that credit facility, we may borrow up to the lesser of $5.0 million or the sum of 80% of eligible accounts receivable plus a portion of our inventory. The amount available under the facility at the end of fiscal year 2006 was $5.0 million. The revolving credit facility contains representations and warranties and affirmative and negative covenants, including a limitation that without consent our equity investments or loans cannot exceed $250,000. The revolving credit facility also requires that we satisfy the same financial covenants as our two term loans. The revolving credit facility expires on December 31, 2007. We anticipate no difficulties in renewing this facility.

Long Term Obligations

Our purchase of the other supplier’s penta business in fiscal year 2005 was financed in part by a $10.0 million promissory note payable to the seller. The promissory note is payable in five equal annual principal installments of $2.0 million plus interest at 4% per annum. The first installment was paid on June 7, 2006, and subsequent installments are payable on the same date each year thereafter until the promissory note is paid in full. The principal balance of the promissory note was $8.0 million at the end of fiscal year 2006.

Our purchase of the Rabon animal health pesticides business in fiscal year 2003 and our acquisitions in fiscal year 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank. The aggregate principal balance of the two term loans was $9.6 million at the end of fiscal year 2006. One term loan is being amortized monthly over ten years but the maturity date is December 20, 2007. The loan carries interest at a varying rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction with our lender which effectively fixed the interest rate at 5.0% for the remainder of the term. The principal balance outstanding on that loan was $3.2 million at the end of fiscal year 2006. Our second term loan was in the original principal amount of $6.0 million, but it was refinanced in June 2004 to reflect an additional $3.0 million advance to fund acquisitions. The principal amount of that loan is being repaid monthly over seven years at varying installment amounts, but the maturity date is June 1, 2009. The second term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%. The margin over LIBOR is dependent upon a financial leverage ratio and can vary between 1.75% and 2.25%. For fiscal year 2007, the margin over LIBOR for this term loan is expected to be between 1.75% and 2.00%.  The principal balance outstanding on the loan was $6.4 million at the end of fiscal year 2006.

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

We believe that our working capital, the seller-financed indebtedness, our term loans and revolving credit facility and the net proceeds of our June 2006 stock offering adequately provide for our anticipated need for liquidity and capital resources through fiscal year 2007.

Capital Expenditures

In fiscal year 2006, our capital expenditures, excluding acquisitions, were approximately $2.1 million, of which $1.4 million was incurred to expand our penta production capacity in Matamoros, Mexico and in Tuscaloosa, Alabama.  In fiscal year 2005, our capital expenditures, excluding acquisitions, were approximately $445,000, of which $111,000 was recovered through an insurance policy claim.

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $643,000 in fiscal year 2006, $531,000 in fiscal year 2005, and $514,000 in fiscal year 2004.

We expensed approximately $1.2 million for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2006, and approximately $990,000 and $861,000 in fiscal years 2005 and 2004, respectively. The increasing expense was due to increased activity in the product reauthorization process being conducted by the EPA and the acquisition of additional product registrations. We believe that total testing, data submission and other costs will be approximately $1.3 million in fiscal year 2007. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2006 are summarized in the following table (in thousands).

	Total	2007	2008	2009	2010	2011

Long-term debt	$17,644	$3,663	$5,964	$6,017	$2,000	$—
Operating leases	2,578	1,037	634	508	399	—
Other long-term liabilities (1)	288	—	—	288	—	—
Purchase obligations	4,647	3,766	356	425	80	20
Estimated interest payments on debt (2)	2,051	957	646	380	68	—
Estimated payments (receipts) under interest rate swap (2)	(93)	(67)	(26)	—	—	—

	$27,115	$9,356	$7,574	$7,618	$2,547	$20

(1) Post retirement benefit obligations are included.

(2) Estimated payments are based on forecast interest rates as of September 2006.

Outlook for Fiscal Year 2007

Demand for utility poles treated with penta and railroad ties treated with creosote was strong in fiscal year 2006, favorably impacting our sales for our wood treating chemicals.  We expect that strong demand will continue through fiscal year 2007.  Average prices for the chlorine and phenol we need to produce penta eased in recent months.  Although those raw materials are still significantly above average prices for the previous five years, we expect prices may ease further on some raw materials in fiscal year 2007.  The supply of creosote tightened in fiscal year 2006. Creosote is a byproduct of the coal tar distillation process, and in some parts of the world coal tar distillate is now being used for fuel because of high energy prices.  Coal tar distillate is also sold into the carbon black market.  Consequently, creosote supply is expected to continue being tight in fiscal year 2007, and the average price we pay for our supply is expected to be higher.  We will attempt to pass through the increasing cost of creosote to our customers, although no assurance can be given that we will be completely successful in that effort.

We have successfully integrated the animal health insecticide business that we purchased in February 2006.   We continue to believe that the newly purchased business will generate over $8 million in sales in fiscal year 2007, and be significantly accretive to earnings.  We expect, however, that our agricultural chemicals segment will not materially affect operating income in fiscal year 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006.  We do not expect the new standard to have any material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007.  We do not expect the new standard to have any material impact on our financial position and results of operations.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008.  Management is currently evaluating the requirements of FIN No. 48.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We do not expect that the implementation of SFAS No. 158 will have a material impact on our financial position and results of operations.

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

Allowance for Doubtful Accounts.  We provide an allowance for accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off our books decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our future bad debt exposure. Write-offs of accounts receivable balances have historically been insignificant.

Inventories.  Inventories consist primarily of raw materials and finished goods that we hold for sale in the ordinary course of business. We use the first-in, first-out method to value inventories at the lower of cost or market. Management believes we have not incurred impairments in the carrying value of our inventories.

Goodwill and Other Intangible Assets.  The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques. Additionally, FASB Statement No. 142 requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis, or if circumstances indicate that impairment may exist. Determining fair value and implied fair value is subjective and often involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment loss is recognized and also the magnitude of the impairment loss. Our estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses. We have performed impairment analyses on our goodwill and intangible assets of indefinite life, which indicated as of July 31, 2006 an impairment loss was not appropriate.

Impairment of Long-lived Assets.  We review periodically the carrying value of our long-lived assets held and used and assets to be disposed of at least annually or more frequently when events and circumstances warrant such a review. The carrying value of long-lived assets is evaluated for potential impairment on a product line basis. We have concluded on the basis of our evaluation that our long-lived assets are not impaired, except for certain assets related to our MSMA products.  See note 5 to the consolidated financial statements.

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

•                                          the loss of primary customers;

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

The information contained in this report, including the information set forth under the heading “Risk Factors”, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate.  In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates.  We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term.  An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%.  Should the financial market’s expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase.  Conversely, a drop in the financial market’s expectations for future interest rates would cause a drop in the value of that recorded asset.  It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires in December 2007.  At July 31, 2006 the market value of the swap was an asset of $86,000.

[This page intentionally blank]

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[This page intentionally blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheet of KMG Chemicals, Inc. (“the Company”) as of July 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended July 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc., as of July 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

UHY LLP

Houston, Texas
October 20, 2006

[This page intentionally blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheet of KMG Chemicals, Inc. (the “Company”) as of July 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15, for the year ended July 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. as of July 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

UHY Mann, Frankfort, Stein & Lipp CPAs, LLP

Houston, Texas
October 14, 2005

[This page intentionally blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of KMG Chemicals, Inc. and subsidiaries (the “Company”) for the year ended July 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended July 31, 2004.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such 2004 financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for year in the ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Houston, Texas
October 13, 2004

[This page intentionally blank]

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2006 AND 2005 (in thousands, except for share data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,168	$8,780
Accounts receivable:
Trade, net	8,832	7,967
Other	264	342
Inventories	9,971	4,854
Current deferred tax asset	57	81
Prepaid expenses and other current assets	712	296
Total current assets	31,004	22,320

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,463	11,453
Accumulated depreciation and amortization	(4,314)	(5,990)
Net property, plant and equipment	9,149	5,463

DEFERRED TAX ASSET	656	—
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	26,448	28,175
OTHER ASSETS	1,667	1,367
TOTAL	$72,702	$61,103

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,950	$5,088
Accrued liabilities	1,649	1,368
Current deferred tax liability	33	—
Current portion of long-term debt	3,663	3,591
Current portion of deferred rent	86	—
Total current liabilities	11,381	10,047

DEFERRED TAX LIABILITY	—	305
LONG-TERM DEBT, net of current portion	13,981	17,644
DEFERRED RENT, net of current portion	134	—
OTHER LONG TERM LIABILITIES	288	219
Total liabilities	25,784	28,215

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized. 10,677,119 shares issued and 10,532,856 shares outstanding at
July 31, 2006 and 8,956,119 shares issued and 8,786,119 shares outstanding at July 31, 2005	107	90

Additional paid-in capital	20,117	9,353
Treasury stock, at cost (144,263 shares at July 31, 2006 and 170,000 at July 31, 2005)	(721)	(850)
Accumulated other comprehensive income	53	49
Retained earnings	27,362	24,246
Total stockholders’ equity	46,918	32,888
TOTAL	$72,702	$61,103

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 2006, 2005 AND 2004 (in thousands, except per share and share data)

	2006	2005	2004

NET SALES	$71,016	$59,168	$43,610

COST OF SALES	47,158	41,102	30,859

Gross Profit	23,858	18,066	12,751

OPERATING COSTS
Selling, general and administrative expenses	14,802	12,664	9,636
Impairment charge - MSMA assets	2,368	—	—

	17,170	12,664	9,636

Operating income	6,688	5,402	3,115

OTHER INCOME (EXPENSE):
Interest & dividend income	281	73	25
Interest expense	(1,044)	(620)	(364)
Gain on sale of securities	—	—	115
Other	(35)	(35)	(47)

Total other income (expense)	(798)	(582)	(271)

INCOME BEFORE INCOME TAXES	5,890	4,820	2,844

Provision for income taxes	(2,114)	(1,768)	(1,081)

NET INCOME	$3,776	$3,052	$1,763

EARNINGS PER SHARE:
Basic	$0.42	$0.39	$0.23
Diluted	$0.40	$0.37	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	8,914	7,901	7,543
Diluted	9,447	8,256	7,631

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2006, 2005 AND 2004 (in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT JULY 31, 2003	7,693	$77	$3,366	$(900)	$74	$20,412	$23,029
Cash dividends						(452)	(452)
Employee stock options exercised	37	1	7				8
Value of options issued for WPP acquisition			298				298
Comprehensive income:
Net income						1,763	1,763
Change in unrealized gain on available for sale securities due to sale of stock during first quarter (net of taxes of $64)					(70)		(70)
Change in unrealized gain on interest rate swap (net of taxes of $19)					14		14
Total comprehensive income							1,707
BALANCE AT JULY 31, 2004	7,730	78	3,671	(900)	18	21,723	24,590

Cash dividends						(529)	(529)
Employee stock options exercised	26		67				67
Shares issued in stock placement	1,200	12	5,665				5,677
Treasury shares issued			(50)	50			—
Comprehensive income:
Net income						3,052	3,052
Change in unrealized gain on interest rate swap (net of taxes of $6)					31		31
Total comprehensive income							3,083
BALANCE AT JULY 31, 2005	8,956	90	9,353	(850)	49	24,246	32,888

Cash dividends						(660)	(660)
Employee stock options exercised	11		38				38
25,737 treasury shares issued			(129)	129			—
Shares issued in stock placement	1,710	17	10,891				10,908
Direct costs of stock placement			(426)				(426)
Stock-based compensation			359				359
Tax benefit - nonqualified stock options exercised			31				31
Comprehensive income:
Net income						3,776	3,776
Change in unrealized gain on interest rate swap (net of taxes of $3)					4		4
Total comprehensive income							3,780
BALANCE AT JULY 31, 2006	10,677	$107	$20,117	$(721)	$53	$27,362	$46,918

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2006, 2005 AND 2004 (in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,776	$3,052	$1,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,889	2,204	1,643
Amortization of loan costs included in interest expense	22	—	—
Impairment charge - MSMA assets	2,368	—	—
Stock-based compensation	359	—	—
Tax effect of exercise of nonqualified stock options	31	—	—
Bad debt expense (recovery)	(115)	70	93
Loss on disposal of equipment	5	1	1
Gain on sale of securities	—	—	(115)
Deferred rental income	(37)	—	—
Deferred income taxes	(905)	681	84
Changes in operating assets and liabilities:
Accounts receivable - trade	(750)	(1,220)	593
Accounts receivable - other	78	147	(140)
Inventories	(2,406)	1,838	(1,406)
Prepaid expenses and other current assets	(416)	(5)	(112)
Accounts payable	862	12	1,687
Accrued liabilities, deferred rent and other liabilities	325	783	(356)
Net cash provided by operating activities	7,086	7,563	3,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,085)	(445)	(972)
Product line purchases	(8,603)	(13,019)	(10,795)
Proceeds from sale of equipment	—	3	114
Proceeds from sale of securities	—	—	170
Proceeds from insurance claim	18	111	—
Collection of notes receivable	—	14	45
Additions to other assets	(297)	(106)	(378)
Net cash used in investing activities	(10,967)	(13,442)	(11,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	—	10,000	8,895
Principal payments on borrowings	(3,591)	(1,530)	(885)
Proceeds from stock placement (net of expenses of $426)	10,482	5,677	—
Proceeds from exercise of stock options	38	67	7
Payment of dividends	(660)	(529)	(452)
Net cash provided by financing activities	6,269	13,685	7,565

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,388	7,806	(516)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,780	974	1,490

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,168	$8,780	$974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$637	$549	$229
Cash paid during the year for income taxes	$2,853	$1,103	$1,231

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General —KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture and sale of specialty chemicals in niche markets through its wholly-owned subsidiary, KMG-Bernuth, Inc. The Company sells three wood preserving chemicals—pentachlorophenol (“penta”), creosote and sodium pentachlorophenate (“sodium penta”). The Company also sells tetrachlorvinphos products, a pesticide sold to domestic livestock and poultry growers under the Rabon and Ravap trade names to protect animals from flies and other pests, insecticidal ear tags for cattle, and other insecticidal products for use on livestock and their premises, as well as an herbicide product consisting of monosodium and disodium methanearsonic acids (“MSMA”). The herbicide product is sold by the Company in the United States as Bueno 6 to protect cotton crops from weed growth, and sold as Ansar 6.6 for highway weed control.

The Company manufactures penta, sodium penta and MSMA at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a 99.98% owned subsidiary of KMG-Bernuth. The Company has three main suppliers of creosote, which it sells throughout the United States. The Company contracts with third parties for the supply of the tetrachlorvinphos and other animal health active ingredients.

The Company’s significant accounting policies are as follows:

Principles of Consolidation —The consolidated financial statements include the accounts of KMG Chemicals, KMG-Bernuth, and KMEX. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents —The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments —The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2006 and 2005 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

In February 2003, the Company entered into an interest rate swap to fix the interest rate on the Company’s term loan at 5.0% through December 20, 2007 (see note 9). In accordance with SFAS No. 133, “Accounting for Derivative and Hedging Activities”, this derivative instrument is accounted for as a cash flow hedge. The swap is reported on the consolidated balance sheet at fair value as either an asset or a liability. The interest rate swap was recorded on the consolidated balance sheets as an asset of approximately $86,000, and $79,000 as of July 31, 2006 and 2005, respectively. The unrealized gain or loss on the swap is included in accumulated other comprehensive income on the consolidated balance sheet. For the years ended July 31, 2006, 2005 and 2004, respectively, the Company recorded gains of approximately $4,000, $31,000 and $14,000 for other comprehensive income associated with this interest rate swap. The effectiveness of the hedge was evaluated for the year ending July 31, 2006.  It was determined that the hedge was successful at fixing the effective interest rate on the Company’s term loan at 5.0%.

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

Inventories —Inventories are valued at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) method.

Property, Plant, and Equipment —Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Major renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.

Revenue Recognition —In general, the Company has only one revenue recognition transaction in which our chemical products sold in the open market are recognized as revenue when risk of loss and title to the products transfers to customers, which usually occurs at the time a shipment is made.

Cost of Sales —Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs. In the case of products manufactured by the Company, direct and indirect manufacturing costs and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

Allowance for Doubtful Accounts —The Company provides an allowance for accounts receivable that it believes may not be collected in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Write offs of accounts receivable balances have been insignificant historically. The allowance was $35,000 and $150,000 at July 31, 2006 and 2005, respectively.

Selling, General and Administrative Expenses —These expenses include selling expenses, product storage and handling costs and the cost (primarily common carrier freight) of distributing products to the Company’s customers. Corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses are also included.

Shipping and Handling Costs —Shipping and handling costs are included as both a cost of sales and as selling, general and administrative expenses.  Inbound freight charges and internal transfer costs are included in cost of sales.  Product storage and handling costs and the cost of distributing products to the Company’s customers (distribution expense) are included in selling, general and administrative expenses.  Other companies may record more of their shipping and handling costs in cost of sales, or in selling, general and administrative expenses.

Income Taxes —Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis.

Earnings Per Share —Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assume the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

Foreign Currency Translation —The U.S. dollar is the functional currency for the Company’s foreign operations. For those operations, re-measurements to U.S. dollars from currency translations are included in the statement of income.

Stock-Based Compensation — The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values.  FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the fiscal year ended July 31, 2006 reflects the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

No options were granted in fiscal year 2006. A description of options that were granted in fiscal years 2004 and 2005 are included in note 14 to the consolidated financial statements.  The fair value of each option award was estimated using the Black-Scholes option pricing model.  The fair value of options granted under equity compensation plans during fiscal years 2005 and 2004 was approximately $279,000 and $540,000 respectively.  The following assumptions were used in estimating the fair value:

	2005	2004
Volatility	63%	59%
Dividend yield	.9%	1.3 - 1.5%
Expected term (years)	9.4	10.0 - 15.4
Risk free rate	4.2%	4.4 - 4.5%

Volatility is calculated from the historical volatility of the Company’s stock.  The Company has a history of no forfeitures or expirations, so none were assumed.  All options have a 10-year contractual term upon vesting.  The risk free rate is based on interest rates for Treasury notes of comparable term.

A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average remaining Contractual Life (years)	Aggregate intrinsic value ($.000)
Outstanding at 8/1/2005	796,950	$4.16
Granted
Exercised	(22,000)	$3.78
Forfeited/Expired	—	—
Outstanding at 7/31/2006	774,950	$4.17	7.83	2,965
Exercisable at 7/31/2006	638,450	$4.16	6.52	2,454

The weighted average grant-date fair value per share of options granted in fiscal years 2005 and 2004 was $5.59 and $2.70 respectively.  The total intrinsic value of options exercised during fiscal years 2006, 2005 and 2004 was approximately $84,000, $4,000 and $95,000 respectively.

A summary of the status of the Company’s non-vested shares as of July 31, 2006 is presented below:

Non-vested	Shares	Weighted Average Fair Value per Share
Non-vested at 8/1/2005	181,000	2.46
Granted	—	—
Vested	(44,500)	2.26
Forfeited/Expired	—	—
Non-vested at 7/31/2006	136,500	2.52

As of July 31, 2006 there was approximately $187,000 of total unrecognized compensation cost related to non-vested employee stock options.  That cost is expected to be recognized over a weighted average period of 2.9 years.  The total fair-value of shares vested during fiscal years 2006, 2005 and 2004 was approximately $101,000, $384,000 and $237,000 respectively.

Performance based stock awards were granted to five executives on September 2, 2005 under the Company’s 2004 Long Term Incentive Plan.  The awards were granted as a Series 1 award and a Series 2 award.  The Series 2 award was for a maximum of 19,360 shares subject to a performance requirement that the average annual total shareholder return equal or exceed 10% over the three year measurement period.  Total shareholder return is calculated using both stock price appreciation and dividends paid.

The three year measurement period for the award begins August 1, 2004, and the shares vest on July 31, 2007.  The closing price for Company common stock on September 2, 2005 was $8.35.  The fair value for the maximum number of Series 2 shares was $162,000.  Using a binomial model, it was determined that there was a 32% probability that the average annual total shareholder return would not exceed 10%.  Therefore, the fair value of the Series 2 award was discounted by 32% to approximately $110,000 to be recognized over the 23 month vesting period from September 2, 2005 to July 31, 2007.  The risk free interest rate used in the binomial model was based on Treasury note interest rates and was 4.0%.  The volatility used in the model was 56%.  The time to maturity was 1.9 years.

The Series 1 award was for a maximum of 29,040 shares subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives.  The revenue growth objectives and average annual return on equity objectives are estimated quarterly using the Company’s budget, actual results and long term projections.  Based on performance through July 31, 2006 and the Company’s budget for fiscal year 2007, 60% vesting was projected to be the probable vesting at the end of the measurement period for the Series 1 Award.  Therefore, the Series 1 award was projected to have a fair value of approximately $145,000 to be recognized over 23 months.

To date no shares have been vested from either series.  As of August 1, 2006 there was a projected total unrecognized compensation cost related to non-vested share grants of approximately $133,000.  This cost is expected to be recognized during fiscal year 2007.

In fiscal year 2006, the Company recognized $84,000 in compensation cost relating to the vesting of stock options that were granted in prior fiscal years.  In fiscal year 2006, the Company also recognized $69,000 in compensation cost relating to the vesting of Series 1 stock awards and $53,000 relating to the vesting of Series 2 awards.  In November 2005, 20,000 fully vested shares were granted to the five non-employee directors.  The fair value was determined to be approximately $153,000, and was recognized in fiscal year 2006.

The effect on net earnings and earnings per share of the Company before and after application of the fair value recognition provision of FAS 123(R) to stock-based employee compensation for the fiscal year ended July 31, 2006 is illustrated below:

	Year Ended July 31, 2006
	Net Earnings Before Application of FAS 123R	Effect of Stock Based Compensation Expense	Net Earnings as Reported
	(Amounts in thousands, except per share data)
Earnings before income taxes	$6,249	$(359)	$5,890
Provision for income taxes	(2,243)	129	(2,114)
Net Earnings	$4,006	$(230)	$3,776
Earnings per share:
Basic	$0.45	($0.03)	$0.42
Diluted	$0.42	($0.02)	$0.40

The pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards “Accounting for Stock-based compensation” (“FAS 123”), to Stock-based employee compensation for the fiscal years ended July 31, 2005 and 2004 is illustrated below, amounts in thousands except per share data:

	2005	2004
Net earnings, as reported	$3,052	$1,763
Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(254)	(159)
Pro forma net earnings	$2,798	$1,604
Earnings per share:
Basic, as reported	$0.39	$0.23
Basic, pro forma	$0.35	$0.21
Diluted, as reported	$0.37	$0.23
Diluted, pro forma	$0.34	$0.21

Intangible Assets —For the purpose of the consolidated financial statements, identifiable intangible assets with a defined life are being amortized using the straight-line method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These assets are required to be tested for impairment at least annually.  See note 8 to the consolidated financial statements.

Concentrations of Credit Risks —Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from wood-treating manufacturers located worldwide and agriculture chemicals distributors in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2006, one customer represented 15% and another customer represented 11% of the Company’s accounts receivable.  At July 31, 2005, one customer represented 15% of the Company’s accounts receivable.

Concentration of Suppliers —The Company purchases creosote primarily from two suppliers.  In fiscal year 2006 and fiscal year 2005, creosote represented 43% and 49% of total net sales, respectively.

Concentration of Operations in Other Countries —The Company manufactures penta and MSMA at its plant in Matamoros, Mexico. Property, plant and equipment on the Company’s consolidated balance sheet of approximately $3,112,000 in 2006 and $4,559,000 in 2005 are assignable to the Company’s plant in Mexico. This concentration of operations outside of the Company’s home country exposes the Company to the risk that its operations may be disrupted in the future.

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after September 15, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006.  The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007.  The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008.  Management is currently evaluating the requirements of FIN No. 48.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

Reclassifications —Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Segment Reporting —For purposes of financial disclosure, the Company’s four business segment operations is organized around its four product lines. See note 15 to the notes to consolidated financial statements.

2.       ACQUISITIONS

In February 2006, the Company purchased certain assets of the animal health pesticides business of Boehringer Ingelheim Vetmedica, Inc. The assets we purchased included pesticide registrations for pesticides used on cattle, swine, poultry and livestock premises, a manufacturing and warehouse facility in Elwood, Kansas and related equipment. The Company also purchased the insecticides finished goods, raw materials and packaging inventory on hand at closing. The pesticides registrations acquired in the transaction are for the United States, Canada, Mexico, Australia and several countries in Latin America. The new pesticides include insecticidal ear tags for cattle and several liquid and dust formulations for livestock and their premises. Through the end of fiscal year 2006, Boehringer Ingelheim marketed the purchased pesticides as the Company’s sole distributor in the United States pursuant under a transition agreement. The purchase price was approximately $8.9 million, including $2.7 million of inventory. The acquisition was financed entirely with available cash.

In June 2005, the Company purchased certain penta assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical Company. The penta assets were acquired by Basic Chemicals Company from Vulcan Materials Company immediately prior to the Company’s purchase as part of a larger transaction to acquire the entire chemicals business of Vulcan Materials. The consideration that was paid Basic Chemicals for the assets was $13,431,000 and included a $10,000,000 promissory note. The promissory note is payable in five equal annual principal installments of $2,000,000 plus interest at 4% per annum. The table below summarizes the total amount paid for the acquisition:

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

The purchased assets included product registrations and related data, manufacturing equipment, a non-compete agreement with the seller, and the seller’s inventory of finished product. The table below summarizes the allocation of the purchase price to the acquired assets:

Inventory	$430,780
Equipment	579,782

Total tangible assets	1,010,562

Non-compete agreement	85,770
Penta supply agreement	5,948,058
Product registrations	6,405,324

Total intangible assets	12,439,152

Total acquired assets	13,449,714

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

Cash paid at closing	$6,194,600
Payment commitments over the subsequent 6 months	610,000
Total cash paid in fiscal year 2004	6,804,600
Estimated value of stock options granted	298,200
Other costs of acquisition	53,341
Total consideration paid	$7,156,141

The acquisition included Wood Protection Product’s distribution and plant equipment along with its inventory and product registrations. It also included a consulting agreement and a non-compete agreement with the seller’s principal shareholder. The table summarizes the purchase price allocation for the acquisition.

Equipment	$297,000
Inventory	204,600
Total tangible assets	501,600
Product registrations, consulting and non-compete agreements	3,614,000
Goodwill	3,040,542
Total intangible assets, including goodwill	6,654,542
Total acquired assets	$7,156,142

The pro forma effect of this acquisition and the associated financing on the Company’s historical results for the year ended July 31, 2004 is presented in the following table:

2004
Revenues	$46,069,259
Operating income	3,532,843
Net income	1,979,558
Basic earnings per share	$0.26

In June 2004, the Company purchased creosote product registrations from Trenton Sales, Inc. In connection with that purchase, the Company entered into a supply agreement with Lufkin Creosoting Co., an affiliate of the seller, by which the Company will sell Lufkin Creosoting its creosote requirements for its wood treating operations. The Company also obtained the seller’s creosote supply agreement with a Mexican producer of creosote. Although the Company had been purchasing creosote from the Mexican creosote producer prior to the acquisition, the acquisition will have the effect of increasing the Company’s purchases of that lower cost creosote supply. The Company also purchased the Ravap trade name and inventory from Boehringer Ingelheim Vetmedica, Inc. in June 2004. That trade name is for a product that contains Rabon, the animal health product registration line we acquired for $3,856,000 in fiscal year 2003 from Boehringer. This acquisition extends our available Rabon product category. The creosote distribution and Ravap acquisitions were completed using available cash, borrowings under our revolving loan with SouthTrust Bank, now Wachovia Bank, and by increasing one of our senior term loans with that bank by $2,954,000. Based on the size of these two acquisitions, pro forma information is not presented.

3.       INVENTORIES

Inventories are summarized as follows at July 31, 2006 and 2005 (in thousands):

	2006	2005

Chemical raw materials and supplies	$3,500	$1,264
Finished chemical products	6,471	3,590

	$9,971	$4,854

4.       PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2006 and 2005 (in thousands):

	2006	2005

Land	$666	$541
Buildings	4,902	1,893
Plant	776	1,761
Equipment	6,274	6,749
Leasehold improvements	125	125
Construction-in-progress	720	384

	13,463	11,453

Less accumulated depreciation and amortization	(4,314)	(5,990)

Net property, plant and equipment	$9,149	$5,463

Approximately 34% of the Company’s property, plant and equipment is located in Matamoros, Mexico. Most of the remaining property, plant, and equipment is located at the Company’s formulation and distribution facilities in Elwood, Kansas and Tuscaloosa, Alabama.

Depreciation is computed primarily using a straight-line method over the estimated useful lives of the assets. Depreciation expense was approximately $1,308,000, $1,081,000 and $1,009,000 in 2006, 2005 and 2004, respectively. The estimated useful lives of classes of assets are as follows:

Asset Description	Life (Years)

Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	5 to 8

5.       IMPAIRMENT CHARGE

MSMA product prices and volumes had improved in fiscal year 2005 over the prior year, but in fiscal year 2006, net sales revenue for MSMA product declined, primarily in the fourth quarter, on both lower prices and volumes. For the first time we experienced an operating loss in the fourth quarter, and also for the first time, our operating loss for the fiscal year exceeded depreciation and amortization for the business.  In addition, in August 2006 the EPA published its preliminary decision not to re-register MSMA and other organic arsenical herbicides, and said that unless it changed that decision after a comment period, it would seek to cancel the registrations that allow these products to be sold in the United States.  We believe that the scientific data supports the re-registration of MSMA, and we intend to provide scientific information to the EPA and defend the re-registration of our MSMA products.   Because EPA’s decision is not a final action, farmers, turf managers and others may continue to use MSMA products for all currently registered uses and crops.  The EPA’s preliminary decision is expected to add significantly to the cost of maintaining the registration in the United States.  As a result of the deterioration in MSMA market conditions at the end of fiscal year 2006 and the EPA’s action, we concluded that assets related to MSMA are impaired, and that an impairment charge of $2.4 million in the fourth quarter of fiscal year 2006 is required based on diminished future expected cash flows and a shorter expected useful life.  The net value of the long-lived MSMA assets on the Company’s balance sheet is $175,000 after the impairment charge.  The impaired assets consist of registrations and property, plant and equipment related to the production of MSMA products at Matamoros, Mexico.  This impairment charge is included in selling, general and administrative expenses.  The impairment charge appears solely in the agricultural chemicals business segment.

The fair value of the long-lived MSMA assets, for purposes of determining the impairment charge, was calculated using an expected present value technique that assumed multiple cash flow scenarios reflecting the range of possible future outcomes.  A risk free rate consisting of the interest rate earned by Treasury notes was employed to determine the present value of the future cash flow streams.

6.       FOREIGN CURRENCY REMEASUREMENT

Monetary assets and liabilities and income items for KMEX are re-measured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are re-measured at historical rates. Expense items for KMEX are re-measured at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency re-measurement for KMEX are included in operations. Foreign currency re-measurement resulted in an aggregate exchange loss of approximately $9,000, $12,000 and $15,000 in fiscal years 2006, 2005 and 2004, respectively.

7.       INCOME TAXES

The geographical sources of income before income taxes for each of the three years ended at July 31 (in thousands):

	2006	2005	2004

United States	$6,366	$3,934	$2,525
Foreign	(476)	886	319

Income before income taxes	$5,890	$4,820	$2,844

The provision for income taxes at July 31 consisted of the following:

	2006	2005	2004

Current:
Federal	$2,438	$793	$788
Foreign	286	191	109
State	297	122	100

	3,021	1,106	997

Deferred:
Federal	(410)	564	77
Foreign	(461)	48	—
State	(36)	50	7

	(907)	662	84

Total	$2,114	$1,768	$1,081

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2006 and 2005 (in thousands):

	2006	2005

Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$13	$56
Inventory	76	5
Accrued liabilities	15	50
Other	94	74

Total current deferred tax assets	$198	$185

Non-current deferred tax assets
Difference in depreciable basis of property	$903	$351
Deferred compensation	183	81

Total non-current deferred tax assets	$1,086	$432

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(174)	$(104)
Non-current deferred tax liabilities:
Inventory	(173)	(220)
Difference in amortization basis of intangibles	(225)	(488)
Other	(32)	(29)

Total non-current deferred tax liabilities	(430)	(737)

Net current deferred tax asset	$24	$81

Net non-current deferred tax asset (liability)	$656	$(305)

No valuation allowance has been provided for as the Company expects to fully realize its deferred tax assets in future years.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $1.7 million at July 31, 2006. Those earnings are considered to be permanently reinvested; accordingly, no provision for United States federal and/or state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

During calendar 2004, a new income tax law became effective in Mexico. The corporate income tax rate became 33% for calendar 2004, 30% for 2005, 29% for 2006 and 28% for 2007 and thereafter.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory U.S. federal income tax rate of 34%, to earnings before income taxes for the years ended July 31, 2006, 2005, and 2004 (in thousands).

	2006	2005	2004

Income taxes at the federal statutory rate of 34%	$2,003	$1,639	$967
Effect of foreign operations	(13)	(62)	—
State income taxes, net of federal income tax effect	160	118	100
Other	(36)	73	14

Total	$2,114	$1,768	$1,081

8.             INTANGIBLE AND OTHER ASSETS

Intangible and other assets at July 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
Rabon product registrations and related assets	—	3,557
Ravap product registration	—	938

	15,361	19,856

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other creosote related assets	131	131
Other penta related assets	7,288	7,288
MSMA product registrations and related assets	48	1,298
Sodium penta licensing agreement	320	320
Animal health trademarks	364	317
Other animal health related assets	6,165	204
Loan costs	124	121
	18,440	13,679

Total intangible assets	33,801	33,535

Less accumulated amortization	(7,353)	(5,360)

	$26,448	$28,175

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,515	$1,265
Other	152	102
	$1,667	$1,367

Amortization expense was approximately $2,600,000, $1,123,000 and $630,000 for fiscal years 2006, 2005 and 2004. The acquisition of animal health assets from Boehringer Ingelheim in fiscal year 2006 added approximately $54,000 to amortization expense in fiscal year 2006.  The acquisition of the penta assets formerly owned by Vulcan Materials Company added approximately $1,667,000 to amortization expense in fiscal year 2006. The estimated amortization expense is projected to be approximately $2,749,000, $2,693,000, $1,457,000, $634,000, and $613,000 for fiscal years 2007 through 2011, respectively, and $4,223,000 to be amortized thereafter.

The Company performed its annual impairment analysis of goodwill and intangible assets not subject to amortization as of July 31, 2006 and 2005 and concluded that an impairment charge was not appropriate.  The Company incurred an impairment on MSMA product registrations, which is an intangible asset subject to amortization. See note 5 to the consolidated financial statements.

9.             LONG-TERM DEBT

As of July 31, 2006 the Company had three term loans with outstanding balances of approximately $3,240,000, $6,404,000 and $8,000,000, as well as a revolving credit facility with no outstanding borrowings.

The Company entered into a revolving credit facility with Wachovia Bank National Association (which acquired its former lender, SouthTrust Bank) that provides for borrowings of up to $5,000,000. The borrowing base under this facility is limited by a formula based on the amount of the amount of receivables and inventory. Interest under the revolving note is due monthly at LIBOR plus a margin on outstanding balances. The margin over LIBOR is dependent on a financial leverage ratio, and can vary between 1.75% and 2.25%. The revolving note is secured by the Company’s receivables, inventory, and general intangible assets. The financial covenants applicable to the Wachovia Bank term loans, discussed below, also apply to the revolving credit facility. The Company was in compliance with the revolving loan financial covenants as of July 31, 2006. There were no amounts outstanding under the revolving credit facility at July 31, 2006 and 2005. The termination date of the revolving credit facility agreement is January 31, 2007.

The Company’s fiscal year 2003 purchase of the Rabon products category was financed by a senior credit facility from Wachovia Bank that also refinanced the Company’s then existing term loan facility. As refinanced, the principal balance outstanding as of July 31, 2006 was approximately $3,240,000 while the principal balance was approximately $3,745,000 at July 31, 2005. The loan carries interest at a varying rate equal to LIBOR plus 1.8%.  In February 2003, the Company entered into an interest rate swap transaction that effectively fixed the interest rate at 5.0% for the remainder of the term. This indebtedness matures at the rate of approximately $505,000 per year through December 20, 2007, at which time $2,567,000 will be due and payable.

The acquisition of the Wood Protection Products assets in December 2003 and the acquisition of the Trenton Sales creosote distribution assets and the Ravap trade name and inventory in June 2004, were financed in part by a second term loan from Wachovia Bank. The original principal amount of the second term loan with Wachovia Bank was $6,000,000 on December 5, 2003. In June 2004, after five months of amortization, the loan was increased by an additional advance of $2,954,000 for the purchase of the creosote business of Trenton Sales, Inc. and the Ravap trade name. The principal amount is being amortized monthly over seven years, but the maturity date is June 1, 2009. This term loan carries interest at a varying rate initially equal to LIBOR plus 1.75%. The margin over LIBOR is dependent on a financial leverage ratio, and can vary between 1.75% and 2.25%. The interest rate on the term loan was 7.4% at July 31, 2006 and 5.51% at July 31, 2005.  The principal amount of the loan was $6,404,000 on July 31, 2006.

The term loans with Wachovia Bank require the Company to satisfy certain financial covenants, but those covenants were amended in June 2005. The amendment eliminated minimum tangible net worth and liabilities to tangible net worth requirements, and revised the required coverage ratio of debt to earnings before interest, taxes, and depreciation. The revised requirement is that the coverage ratio of funded debt to earnings before interest, taxes, and depreciation be not greater than 3.0 to 1.0 as of July 31, 2005 and October 31, 2005, and not greater than 2.75 to 1.0 as of January 31, 2006 and at all times thereafter. As of July 31, 2006, the Company was in compliance with its various debt covenants.

The Company’s purchase of penta registrations and data, manufacturing equipment, and certain other assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical Company, in fiscal year 2005 was financed in part by a $10,000,000 promissory note payable to the seller. The promissory note is payable in five equal annual principal installments of $2,000,000 plus interest at 4% per annum. The first installment was paid on June 7, 2006, and subsequent installments are payable on the same date each year thereafter until the promissory note is paid. The principal balance of the promissory note was $8,000,000 on July 31, 2006.

Principal payments due under long-term debt agreements for the years ended July 31 are as follows (in thousands):

	Total	2007	2008	2009	2010

Long-term debt	$17,644	$3,663	$5,964	$6,017	$2,000

10.          COMMITMENTS AND CONTINGENCIES

Contractual Obligations —The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment. Its other long-term liabilities consist of obligations under a supplemental executive retirement plan. See note 12 to the notes to the consolidated financial statements.  For the years ended July 31 (in thousands):

	Total	2007	2008	2009	2010	2011

Long-term debt	$17,644	$3,663	$5,964	$6,017	$2,000	$—
Operating leases	2,578	1,037	634	508	399	—

Other long-term liabilities (1)	288	—	—	288	—	—
Purchase obligations	4,647	3,766	356	425	80	20

Estimated interest payments on debt (2)	2,051	957	646	380	68	—
Estimated payments (receipts) under interest rate swap (2)	(93)	(67)	(26)	—	—	—

	$27,115	$9,356	$7,574	$7,618	$2,547	$20

(1) Post retirement benefit obligations are included.

(2) Estimated payments are based on forecast interest rates as of September 2006.

Rent expense relating to the operating leases was approximately $1,053,000, $948,000 and $424,000 in fiscal year 2006, 2005 and 2004, respectively.

Environmental —The Company’s operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are subject to registration and notification requirements under federal law (including under FIFRA, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $1,200,000, $990,000 and $861,000 in fiscal year 2006, 2005 and 2004, respectively. These costs are included in selling, general, and administrative expenses. The Company has expensed such costs as incurred.

Litigation —The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of any of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.     RELATED PARTY TRANSACTIONS

During 1991, the Company entered into “split-dollar insurance” plans with two officers/stockholders. Each of those arrangements has now been terminated, but the Company has advanced funds in prior years for insurance premiums and recorded the advances as a non-current asset. While the plans were in effect, the Company had a security interest in the insurance policies to the extent of the advances. In fiscal year 1998, the arrangement with one such officer was terminated under the provisions of a five-year employment agreement and converted to a non-interest-bearing promissory note. Since that time, the employee has ceased serving as an officer of the Company, but continued as an employee until retiring in February 2005. As a portion of the employee’s compensation under the employment agreement, the Company amortized the note to compensation expense over a five-year period beginning January 1, 2000. The amortization was $14,000 and $34,000 in fiscal years 2005 and 2004, respectively. In fiscal year 2004, the Company terminated the split dollar insurance plan with the other officer/stockholder. He transferred his interest in the insurance policy on his life to the Company for $91,000, the difference between the cash value of the policy and the premiums paid by the Company under the terminated plan.

12.     EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The participants may contribute from their compensation up to $15,000 per year (or $20,000 for employees over age 50), and the Company makes matching contributions under this plan up to 3% of the participant’s compensation. Company contributions to the plan totaled approximately $63,000, $48,000 and $38,000 in fiscal years 2006, 2005 and 2004, respectively.

In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. One executive was designated as a participant in August 2001, which resulted in $69,000, $63,000 and $57,000 of expenses for fiscal years 2006, 2005 and 2004, respectively. As of July 31, 2006, and 2005, the liability under this plan was $288,000 and $219,000, respectively.

13.     SIGNIFICANT CUSTOMERS

The Company had no customer to whom sales as a percentage of total sales was 10% or more in fiscal year 2006, and had only one customer to whom sales as a percentage of total sales was 10% or more in fiscal years 2005 and 2004. Sales to one customer were 10% of total sales in fiscal year 2005, and 14% of total sales in fiscal year 2004.

14.     STOCKHOLDERS’ EQUITY

On July 6, 2006, the Company sold shares of common stock in a public offering underwritten by Boenning & Scattergood, Inc. and Sterne, Agee & Leach, Inc. In the offering the Company sold 1,710,000 shares of common stock.  The shares were sold at a price per share of $7.00 ($6.51 net of underwriting discounts and commissions of $.49 per share). After offering expenses, the Company received $10.5 million in net proceeds from the sale of 1,710,000 shares of common stock.

On April 21, 2005, we sold 1,200,000 shares of common stock in a private placement.  Tontine Capital Partners, L.P. purchased 1,000,000 shares, and Terrier Partners, L.P. purchased 200,000 shares.  The shares were purchased at a price of $5.00 per share for an aggregate price of $6,000,000.  The Company paid a fee of $275,000 and issued 10,000 treasury shares to Boenning & Scattergood, Inc., for acting as placement agent in connection with the offering.  The securities sold in the offering were sold in reliance on the exemption from registration in Rule 506 of Regulation D under the Securities Act of 1933, as amended and pursuant to the exemption under Section 4(2) of that act.

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

The Company adopted a 2004 Long-Term Incentive Plan in October 2004 which was approved by the shareholders at the Company’s annual meeting in November 2005. The 2004 Long-Term Incentive Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. It is administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation Committee as the administrator of the 2004 Long-Term Incentive Plan. Subject to the terms of the 2004 Long-Term Incentive Plan, the committee has the sole discretion to select the persons eligible to receive awards under the 2004 Long-Term Incentive Plan, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the 2004 Long-Term Incentive Plan, and establish and amend regulations necessary or appropriate for its administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan is 375,000 shares. No executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock.

Performance based stock awards were granted to five executives on September 2, 2005 under Company’s 2004 Long Term Incentive Plan.  The awards were granted as a Series 1 award and a Series 2 award.  The Series 2 award was for a maximum of 19,360 shares subject to a performance requirement that the average annual total shareholder return equal or exceed 10% over the three year measurement period.  Total shareholder return is calculated using both stock price appreciation and dividends paid.

The three year measurement period for the award begins August 1, 2004, and the shares vest on July 31, 2007.  The closing price for Company common stock on September 2, 2005 was $8.35.  The fair value for the maximum number of Series 2 shares was $162,000.  Using a binomial model, it was determined that there was a 32% probability that the average annual total shareholder return would not exceed 10%.  Therefore, the fair value of the Series 2 award was discounted by 32% to approximately $110,000 to be recognized over the 23 month vesting period from September 2, 2005 to July 31, 2007.  The risk free interest rate used in the binomial model was based on Treasury note interest rates and was 4.0%.  The volatility used in the model was 56%.  The time to maturity was 1.9 years.

The Series 1 award was for a maximum of 29,040 shares subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives.  The revenue growth objectives and average annual return on equity objectives are estimated quarterly using the Company’s budget, actual results and long term projections.  Based on performance through July 31, 2006 and the Company’s budget for fiscal year 2007, 60% vesting was projected to be the probable vesting at the end of the measurement period for the Series 1 Award.  Therefore, the Series 1 award was projected to have a fair value of $145,000 to be recognized over 23 months.

No options were issued in fiscal year 2006 under the Company’s 1996 Stock Plan, and options issued under that plan in fiscal years 2005 and 2004 were as follows.

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	2006		2005		2004

Stock options and warrants outstanding, beginning of year	796,950	$4.16	748,050	$4.17	585,088	$3.96
Granted:
Non-employee directors	—	—	50,000	3.84	50,000	3.16
Officers					150,000	4.37
Exercised	(22,000)	3.78	(1,100)	2.57	(37,038)	0.02
Stock options and warrants outstanding, end of year	774,950	$4.17	796,950	$4.16	748,050	$4.17

Options and warrants outstanding as of July 31, 2006 under the Company’s equity compensation plans are as follows:

Range of Exercise Price	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- average exercise price	Shares Exercisable	Weighted- Average Exercise Price

$2.48 - $8.00	774,950	7.83 years	$4.17	638,450	$4.16

Unvested performance based stock awards outstanding as of July 31, 2006 under the Company’s equity compensation plans are as follows:

Maximum Grants

Series 1 Awards	29,040
Series 2 Awards	19,360

In fiscal year 2006, the Company recognized $84,000 in compensation cost related to the vesting of stock options that were granted in prior fiscal years.  In fiscal year 2006, the Company also recognized $69,000 in compensation cost relating to the vesting of Series 1 stock awards and $53,000 relating to the vesting of Series 2 awards.  In November 2005, 20,000 fully vested shares were granted to the five non-employee directors.  The fair value was determined to be approximately $153,000, and was recognized in fiscal year 2006.

At July 31, 2006, there were approximately 531,000 shares available for future grants under equity compensation plans (the 1996 Stock Option Plan and the 2004 Long-Term Incentive Plan).

In fiscal year 2000, the Company granted a warrant for the purchase of 25,000 shares of the Company’s common stock to Gilman Financial Corporation, a company that employs a Director of the Company, for assistance in developing, studying, and evaluating merger and acquisition proposals. The warrant was immediately exercisable at a price of $5.00 per share of common stock through March 6, 2009. In December 2003, the Company purchased certain penta distribution assets of Wood Protection Products, Inc. As part of the purchase, the Company also granted an option to acquire 175,000 shares of our common stock, exercisable through December 5, 2008 at $2.50 per share. The option holder partially exercised his option in fiscal year 2005, and purchased 25,000 shares. At July 31, 2006, 150,000 shares of common stock may be acquired under the option.

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, taking into account vested and unvested stock options whose strike price is less than the market price, in accordance with SFAS No. 128:

	Year Ended July 31, 2006
	Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share

Basic	$3,776	$8,914	$0.42
Effect of dilutive securities - common stock options		533	(0.02)
Diluted	$3,776	$9,447	$0.40

	Year Ended July 31, 2005
	Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share

Basic	$3,052	$7,901	$0.39
Effect of dilutive securities - common stock options		355	(0.02)
Diluted	$3,052	$8,256	$0.37

	Year Ended July 31, 2004
	Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share

Basic	$1,763	$7,543	$0.23
Effect of dilutive securities - common stock options		88	(0.00)
Diluted	$1,763	$7,631	$0.23

15.     BUSINESS SEGMENT INFORMATION

The Company operates in four business segments organized around its four product lines: pentachlorophenol (penta) products, creosote, animal health products (Rabon and Ravap) and our herbicide product (MSMA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The penta segment manufactures and sells its penta products line, including penta blocks, flakes, solutions, sodium pentachlorophenate (sodium penta), and a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The creosote segment sells creosote products as a wood preservative for railroad crossties and utility poles. Our creosote suppliers distill coal tar, and creosote is a by-product of that process. The Company supplies industrial users with both penta products and creosote. The animal health segment sells pesticides products under the trade names Rabon, Ravap, Patriot and Annihilator. These pesticide products are used by domestic livestock and poultry growers to protect animals from flies and other pests. The Company’s agricultural chemicals segment sells products containing monosodium methanearsonic acids (MSMA). These herbicides are sold to protect cotton crops, primarily in the United States’ southern cotton-growing states and in California, and to state agencies to control highway weed growth. MSMA products are also used elsewhere in the world to protect cotton and sugarcane.

Non-domestic net sales revenues in the penta segment were approximately $1,005,000, $1,013,000 and $921,000 in fiscal years 2006, 2005 and 2004. Non-domestic net sales in the creosote segment and the animal health segment were negligible in all years. Non-domestic net sales in the agricultural chemicals segment were approximately $779,000, $518,000 and $497,000 in fiscal years 2006, 2005 and 2004, respectively. The following table sets forth segment information for fiscal years 2006, 2005 and 2004.

	2006	2005	2004
	(Amounts in thousands)

Revenues
Penta	$27,862	$20,806	$15,539
Creosote	30,674	29,199	20,929
Animal Health	8,664	5,059	3,463
Agricultural Chemicals	3,816	4,104	3,679
	$71,016	$59,168	$43,610

Depreciation and amortization
Penta	$2,334	$886	$438
Creosote	293	298	271
Animal Health	409	150	60
Agricultural Chemicals	821	817	807
	$3,857	$2,151	$1,576

Income (loss) from operations
Penta	$9,145	$6,102	$4,955
Creosote	4,048	2,933	1,453
Animal Health	1,537	1,015	867
Agricultural Chemicals (1)	(3,235)	(368)	(716)
	$11,495	$9,682	$6,559

Capital expenditures
Penta	$1,437	$13,363	$7,312
Creosote	—	—	2,887
Animal Health	6,343	—	1,254
Agricultural Chemicals	338	62	21
	$8,118	$13,425	$11,474

Total assets
Penta	$25,641	$24,805	$12,015
Creosote	11,115	12,180	12,380
Animal Health	17,499	6,969	8,084
Agricultural Chemicals	3,564	6,132	7,118
	$57,819	$50,086	$39,597

(1) Includes non-cash impairment charge of approximately $2,400,000. See note 5 to consolidated financial statements.

A reconciliation of total segment to consolidated amounts for fiscal years 2006, 2005 and 2004 is set forth in the table below.

	2006	2005	2004
	(Amounts in thousands)
Revenues:
Total revenues for reportable segments	$71,016	$59,168	$43,610
Other revenues	—	—	—
Total consolidated revenues	$71,016	$59,168	$43,610

Profit or Loss:
Total profit or loss for reportable segments	$11,495	$9,682	$6,559
Interest income	281	73	25
Interest expense	(1,044)	(620)	(364)
Other profit or loss	(35)	(35)	68
Other corporate expense	(4,807)	(4,280)	(3,444)
Income before income taxes	$5,890	$4,820	$2,844

Assets:
Total assets for reportable segments	$57,819	$50,086	$39,597
Cash and cash equivalents	11,168	8,780	974
Prepaid and other current assets	1,108	722	815
Deferred tax assets	713	81	457
Other assets	1,894	1,434	1,397
Consolidated total	$72,702	$61,103	$43,240

16.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2006

Net sales	$14,373	$15,544	$21,016	$20,083
Gross profit	5,055	5,528	6,874	6,401
Operating income	1,270	1,332	3,234	852
Income before income taxes	1,088	1,164	3,003	635
Net income	686	719	1,854	517

Per share data:

Earnings per share - basic	0.08	0.08	0.21	0.05

Earnings per share - diluted	0.07	0.08	0.20	0.05

Year Ended July 31, 2005

Net sales	$13,595	$12,477	$15,354	$17,743
Gross profit	4,236	4,175	4,683	4,972
Operating income	1,211	849	1,820	1,522
Income before income taxes	1,084	716	1,687	1,333
Net income	672	444	1,046	890

Per share data:

Earnings per share - basic	0.09	0.06	0.14	0.10

Earnings per share - diluted	0.09	0.06	0.13	0.10

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

ITEM 9B.                                            OTHER INFORMATION

None

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-11, a portion of Item 12 and Items 13-14 of Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders on November 28, 2006, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2006.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s 1996 Stock Option Plan was adopted and approved by its shareholders in 1996, and has been filed previously as Exhibit 10.4 to the Company’s report on Form 10-QSB12G filed on December 6, 1996.  The 2004 Long-Term Incentive Plan was adopted and approved by the shareholders in 2004, and has been filed previously as Exhibit 10.21 to the Company’s report on Form 10-Q filed on December 15, 2004.  The 1996 Stock Option Plan and the 2004 Long-Term Incentive Plan are the Company’s only equity compensation plans, and the following information is provided as of July 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	638,450	$4.16	530,512

Equity compensation plans not approved by security holders	None

Total	638,450		530,512

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)                                  The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.  The following documents are filed as exhibits.  Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.
3.2	Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.
3.3

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
10.7

Third Amendment to Term Loan Agreement with SouthTrust Bank dated June 8, 2004 filed as Exhibit 10.7 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.8

Fourth Amendment to Term Loan Agreement with SouthTrust Bank dated July 31, 2004 filed as Exhibit 10.8 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.9	Guaranty of Payment to SouthTrust Bank by the company filed as Exhibit 10.18 to the company’s report on Form 8K filed July 10, 1998, incorporated in this report.
10.10†

Sales Agreement dated January 1, 2002 between Reilly Industries, Inc. and the company filed as Exhibit 10.28 to the company’s third quarter 2002 report on Form 10-Q filed June 14, 2002, incorporated in this report.

10.11†

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

10.15*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.
10.16*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.
10.17*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.
10.18*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference
10.19*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.
10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February14, 2002, incorporated in this report.

10.21*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.
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
10.30

Asset Purchase Agreement dated February 22, 2006 between the company and Boehringer Ingelheim Vetmedica, Inc., filed as Exhibit 10.30 to the company’s report on Form 8-K filed February 27, 2006, and incorporated herein by reference.

10.31†

Asset Purchase Agreement by and among Wood Protection Products, Inc., KMG-Bernuth, Inc. and James R. Forshaw filed as Exhibit 2.1(v) to the company’s report on Form 8-K filed December 19, 2003, and incorporated herein by reference.

10.32	Sixth Amendment to Term Loan Agreement with Wachovia Bank, National Association dated June 5, 2006 filed as Exhibit 10.32 to the company’s report on Form 8-K filed June 8, 2006.

10.33	Eleventh Amendment to Revolving Loan Agreement with Wachovia Bank, National Association dated June 5, 2006 filed as Exhibit 10.33 to the company’s report on Form 8-K filed June 8, 2006.
21.1	Subsidiaries of the company.
23.1	Consent of UHY LLP.
23.2	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP.
23.3	Consent of Deloitte & Touche LLP.
31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.
32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts		Additions
Reserves	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Fiscal year July 31, 2006	$150,000		$—	$(115,000	)(1)	$35,000

Fiscal year July 31, 2005	$80,000	$70,000	$—	$—		$150,000

Fiscal year July 31, 2004	$125,000	$90,000		$(135,000	)(2)	$80,000

(1) Reduction in valuation on review of allowance at July 31, 2006.

(2) Uncollectible amounts written off against the reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ David L. Hatcher	Date: October 23, 2006
David L. Hatcher, Chairman
and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 23, 2006
John V. Sobchak, Vice President
and Chief Financial Officer

By:	/s/ George W. Gilman	Date: October 23, 2006
George W. Gilman, Director

By:	/s/ Fred C. Leonard	Date: October 23, 2006
Fred C. Leonard III, Director

By:	/s/ Charles L. Mears	Date: October 23, 2006
Charles L. Mears, Director

By:	/s/ Charles M. Neff	Date: October 23, 2006
Charles M. Neff, Jr., Director

By:	/s/ Richard L. Urbanowski	Date: October 23, 2006
Richard L. Urbanowski, Director