Form 10-Q
period 2006-10-31
KMG CHEMICALS INC
filed 2006-12-14
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-29278

KMG CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10611 Harwin Drive, Suite 402
Houston, Texas	77036
(Address of principal executive offices)	(Zip Code)

(713) 600-3800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 12, 2006, there were 10,532,856 shares of the registrant’s common stock outstanding, excluding treasury shares.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	October 31,	July 31,
	2006	2006
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,344	$11,168
Accounts receivable:
Trade, net	8,110	8,832
Other	278	264
Inventories	11,962	9,971
Current deferred tax asset	66	57
Prepaid expenses and other current assets	510	712
Total current assets	33,270	31,004

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,700	13,463
Accumulated depreciation and amortization	(4,554)	(4,314)
Net property, plant and equipment	9,146	9,149

DEFERRED TAX ASSET	834	656
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	25,761	26,448
OTHER ASSETS	1,650	1,667
TOTAL	$74,439	$72,702

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,506	$5,950
Accrued liabilities	2,042	1,649
Current deferred tax liability	33	33
Current portion of long-term debt	3,681	3,663
Current portion of deferred rent	86	86
Total current liabilities	12,348	11,381

LONG-TERM DEBT, net of current portion	13,549	13,981
DEFERRED RENT, net of current portion	113	134
OTHER LONG-TERM LIABILITIES	307	288
Total liabilities	26,317	25,784

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 10,677,119 shares issued and 10,532,856 shares outstanding at October 31, 2006 and July 31, 2006	107	107
Additional paid-in capital	20,159	20,117
Treasury stock, at cost (144,263 shares at October 31, 2006 and July 31, 2006)	(721)	(721)
Accumulated other comprehensive income	39	53
Retained earnings	28,538	27,362
Total stockholders’ equity	48,122	46,918
TOTAL	$74,439	$72,702

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands except for per share data)

	Three Months Ended October 31,
	2006	2005

NET SALES	$17,251	$14,373

COST OF SALES	11,162	9,318

Gross Profit	6,089	5,055

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,531	3,785

Operating income	2,558	1,270

OTHER INCOME (EXPENSE):
Interest & dividend income	153	85
Interest expense	(243)	(261)
Other	(7)	(6)

Total other income (expense)	(97)	(182)

INCOME BEFORE INCOME TAXES	2,461	1,088

Provision for income taxes	(890)	(402)

NET INCOME	$1,571	$686

EARNINGS PER SHARE:
Basic	$0.15	$0.08
Diluted	$0.14	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,533	8,786
Diluted	11,066	9,276

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT JULY 31, 2005	8,956	$90	$9,353	$(850)	$49	$24,246	$32,888
Cash dividends						(660)	(660)
Employee stock options exercised	11		38				38
25,737 treasury shares issued			(129)	129			0
Shares issued in stock placement	1,710	17	10,891				10,908
Direct costs of stock placement			(426)				(426)
Stock based compensation			359				359
Tax benefit - nonqualified stock options exercised			31				31
Comprehensive income:
Net income						3,776	3,776
Change in unrealized gain on interest rate swap (net of taxes of $3)					4		4
Total comprehensive income							3,780
BALANCE AT JULY 31, 2006	10,677	107	20,117	(721)	53	27,362	46,918

Cash dividends						(395)	(395)
Additional costs of stock placement			(5)				(5)
Stock based compensation			47				47
Comprehensive income:
Net income						1,571	1,571
Change in unrealized loss on interest rate swap (net of taxes of $9)					(14)		(14)
Total comprehensive income							1,557
BALANCE AT OCTOBER 31, 2006	10,677	$107	$20,159	$(721)	$39	$28,538	$48,122

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,571	$686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	945	874
Amortization of loan costs included in interest expense	6	—
Stock based compensation	47	38
Deferred income taxes	(187)	(6)
Changes in operating assets and liabilities:
Accounts receivable - trade	722	2,091
Accounts receivable - other	(14)	71
Inventories	(1,991)	(2,067)
Prepaid expenses and other assets	193	(22)
Accounts payable	556	830
Accrued liabilities and other	403	(41)
Net cash provided by operating activities	2,251	2,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(260)	(447)
Additions to other assets	(6)	(32)
Net cash used in investing activities	(266)	(479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(414)	(397)
Payment of dividends	(395)	(329)
Net cash used in financing activities	(809)	(726)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,176	1,249

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,168	8,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,344	$10,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$159	$153
Cash paid during the period for income taxes	$249	$77

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)           Basis of Presentation.  The following (a) condensed balance sheet as of July 31, 2006, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2006.

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

	Three Months Ended October 31,
	2006	2005
	(Amounts in thousands,
	except per share data)

BASIC EARNINGS PER SHARE:

Net income	$1,571	$686

Weighted average shares outstanding	10,533	8,786

Basic earnings per share	$0.15	$0.08

DILUTED EARNINGS PER SHARE:

Net income	$1,571	$686

Weighted average shares outstanding	10,533	8,786

Shares issuable from assumed conversion of common share options	533	490

Weighted average shares outstanding, as adjusted	11,066	9,276

Diluted earnings per share	$0.14	$0.07

(3)           Inventories.  Inventories are summarized as follows:

	October 31,	July 31,
	2006	2006
	(Amounts in thousands)

Chemical raw materials and supplies	$5,364	$3,500
Finished chemical products	6,598	6,471

	$11,962	$9,971

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

A summary of option activity associated with employee compensation for the quarter ended October 31, 2006 is presented below.  No options were granted in the quarter or in fiscal year 2006.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($000)
Outstanding at 8/1/2006	774,950	$4.17	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Expired	—	—	—	—
Outstanding at 10/31/2006	774,950	$4.17	7.58	4,035
Exercisable at 10/31/2006	640,450	$4.15	6.31	3,348

As of October 31, 2006 there was approximately $173,000 of total unrecognized compensation cost related to non-vested employee stock options.  That cost is expected to be recognized over a weighted average period of 2.8 years.

Performance based stock awards were granted to certain executives on September 2, 2005 under the Company’s 2004 Long Term Incentive Plan.  The awards were granted as a Series 1 award and a Series 2 award.  The Series 2 award was for a maximum of 19,360 shares subject to a performance requirement that the average annual total shareholder return equal or exceed 10% over the three year measurement period.  Total shareholder return is calculated using both stock price appreciation and dividends paid.

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

The Series 1 award was for a maximum of 29,040 shares subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives.  The revenue growth objectives and average annual return on equity objectives are estimated quarterly using the Company’s budget, actual results and long term projections.  Based on performance through October 31, 2006 and the Company’s budget for the balance of fiscal year 2007, 60% vesting was projected to be the probable vesting at the end of the measurement period for the Series 1 Award.  Therefore, the Series 1 award was projected to have a fair value of approximately $145,000 to be recognized over 23 months.

To date no shares have been vested from either series.  As of October 31, 2006 there was a projected total unrecognized compensation cost related to non-vested share grants of approximately $100,000.  This cost will be recognized over the balance of fiscal year 2007.

In the first quarter of fiscal year 2007, the Company recognized $14,000 in compensation cost relating to the vesting of stock options that were granted in prior fiscal years.  In that same quarter, the Company also recognized $19,000 in compensation cost relating to the vesting of Series 1 stock awards and $14,000 relating to the vesting of Series 2 awards.

The effect on net earnings and earnings per share of the Company before and after application of the fair value recognition provision of FAS 123(R) to stock-based employee compensation for the quarter ended October 31, 2006 is illustrated below:

	Three Months Ended October 31, 2006
	Net Earnings	Effect of Stock
	Before	Based
	Application of	Compensation	Net Earnings as
	FAS 123R	Expense	Reported
	(Amounts in thousands, except per share data)
Earnings before income taxes	$2,508	$(47)	$2,461
Provision for income taxes	(907)	17	(890)
Net Earnings	$1,601	$(30)	$1,571
Earnings per share:
Basic	$0.15	$0.00	$0.15
Diluted	$0.14	$0.00	$0.14

(5)           Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	October 31,	July 31,
	2006	2006
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765

	15,361	15,361

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other creosote related assets	131	131
Other penta related assets	7,288	7,288
MSMA product registrations and related assets	48	48
Sodium penta licensing agreement	320	320
Animal health trademarks	364	364
Other animal health related assets	6,165	6,165
Loan costs	124	124
	18,440	18,440

Total intangible assets	33,801	33,801

Less accumulated amortization	(8,040)	(7,353)

	$25,761	$26,448

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,515	$1,515
Other	135	152
	$1,650	$1,667

Amortization expense was approximately $687,000 and $609,000 for the three month periods ended October 31, 2006 and 2005, respectively.

(6)           Dividends.  Dividends of approximately $395,000 ($0.0375 per share) and approximately $329,000 ($0.0375 per share) were declared and paid in the first quarter of fiscal 2007 and 2006, respectively.

(7)           Business Segment Information.  The Company operates four business segments organized around its four product lines: pentachlorophenol (penta) products; creosote; animal health products; and agricultural products.

	Three Months Ended October 31,
	2006	2005
	(Amounts in thousands)
Revenues
Penta	$7,297	$6,863
Creosote	8,717	6,372
Animal Health	860	602
Agricultural Chemicals	377	536
	$17,251	$14,373

Depreciation and amortization
Penta	$613	$556
Creosote	74	73
Animal Health	220	35
Agricultural Chemicals	26	203
	$933	$867

Income (loss) from operations
Penta	$2,429	$1,956
Creosote	2,101	550
Animal Health	(405)	55
Agricultural Chemicals	(243)	(287)
	$3,882	$2,274

Capital expenditures
Penta	$167	$372
Creosote	23	—
Animal Health	60	—
Agricultural Chemicals	2	64
	$252	$436

Total assets
Penta	$25,429	$24,755
Creosote	13,473	13,586
Animal Health	17,170	6,092
Agricultural Chemicals	2,468	5,208
	$58,540	$49,641

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended October 31,
	2006	2005
	(Amounts in thousands)

Revenues:
Total revenues for reportable segments	$17,251	$14,373
Other revenues	—	—
Total consolidated revenues	$17,251	$14,373

Profit or Loss:
Total profit for reportable segments	$3,882	$2,274
Interest income	153	85
Interest expense	(243)	(261)
Other profit or loss	(7)	(6)
Other corporate expense	(1,324)	(1,004)
Income before income taxes	$2,461	$1,088

Assets:
Total assets for reportable segments	$58,540	$49,641
Cash and cash equivalents	12,344	10,030
Prepaid and other current assets	510	399
Deferred tax assets	900	—
Other assets	2,145	1,832
Consolidated total	$74,439	$61,902

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Month Period Ended October 31, 2006 compared with Three Month Period Ended October 31, 2005

Segment Data

Segment data is presented for our four segments for the three month periods ended October 31, 2006 and 2005.

	Three Months Ended October 31,
	2006	2005
	(Amounts in thousands)
Revenues
Penta	$7,297	$6,863
Creosote	8,717	6,372
Animal Health	860	602
Agricultural Chemicals	377	536
	$17,251	$14,373

Depreciation and amortization
Penta	$613	$556
Creosote	74	73
Animal Health	220	35
Agricultural Chemicals	26	203
	$933	$867

Income (loss) from operations
Penta	$2,429	$1,956
Creosote	2,101	550
Animal Health	(405)	55
Agricultural Chemicals	(243)	(287)
	$3,882	$2,274

Capital expenditures
Penta	$167	$372
Creosote	23	—
Animal Health	60	—
Agricultural Chemicals	2	64
	$252	$436

Total assets
Penta	$25,429	$24,755
Creosote	13,473	13,586
Animal Health	17,170	6,092
Agricultural Chemicals	2,468	5,208
	$58,540	$49,641

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report.

Sales Revenue and Gross Profit

Net sales revenue for the first quarter of fiscal year 2007 increased by 20.0% to $17.3 million as compared with $14.4 million in the first quarter of fiscal year 2006. For the first quarter the increase in net sales revenue came 15.0% from penta, 81.5% from creosote and 9.0% from the animal health segment.  Net sales of agricultural chemicals were down 5.5%.

In the first quarter of fiscal year 2007, penta revenues increased by $434,000, or 6.3%, and creosote revenues increased by $2.3 million, or 36.8%.  The penta revenue increase resulted primarily from increased demand for penta-treated poles from utilities, while creosote increased on both improved price and volume. About 70.0% of the increase in our creosote revenues in fiscal year 2007 came from improved pricing.  Creosote volume in the first quarter of fiscal year 2007, was up about 7.8% over the same period of the prior year.  In the prior year, volume had suffered from the disruption in operations caused by Hurricane Katrina, despite rebounding strongly toward the end of the first quarter of fiscal year 2006.  In the first quarter of fiscal year 2007, volume was up over the prior year on strong demand, but a restricted availability of creosote early in the quarter meant that volume did not keep pace entirely with demand.  We believe that strong demand from major railroads for crossties treated with creosote will continue in the near term, but that availability of creosote will continue to be an issue.

Animal health pesticides sales revenues increased by $258,000, or by 42.9%, in the first quarter to $860,000 as compared with $602,000 in the same period of the prior year.  Approximately $450,000 of the increase in the first quarter of fiscal year 2007 over the prior year period is attributable to our purchase in February 2006 of certain assets of the animal health pesticide business of Boehringer Ingelheim Vetmedica, Inc.  Agricultural chemical sales decreased by $159,000, or by 29.7%, to $377,000 in the first quarter of fiscal year 2007 as compared to the prior fiscal year period primarily on weaker prices. This business was the subject of a $2.4 million impairment charge at the end of fiscal year 2006.  Revenue from the animal health pesticides and agricultural chemical segments is seasonal and weighted to the third and fourth quarters. Seasonal usage of animal health pesticides and agricultural chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural chemicals. The end users of some of our products, because of weather patterns, may delay or intermittently suspend field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability. The combined revenues from products subject to significant seasonal variations represented approximately 17.6% of our fiscal year 2006 revenues.

Gross profit increased by $1.0 million, or by 20.5%, to $6.1 million in the first quarter of fiscal year 2007 from $5.1 million in the same quarter of the prior year.  The improvement came about equally from improved creosote pricing and volume.  Gross profit as a percentage of sales was essentially unchanged at 35.3% for the first quarter in fiscal year 2007 and 35.2% for the same quarter in fiscal year 2006. We believe penta margins will not see any significant relief in fiscal year 2007 from high penta raw material costs. Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $254,000 in the first quarter of fiscal year 2007 to $3.5 million, or 20.5% of net revenue, from $3.8 million, or 26.3% of net revenue, for the same quarter of the prior fiscal year. Distribution expense declined $838,000 in the first quarter of fiscal year 2007 as compared to the prior year, because we shifted to FOB pricing on certain of our products. However, selling, general and administrative expenses saw increased costs associated with newly acquired animal health product lines for marketing programs and personnel additions, and increased amortization.  The fiscal year 2007 accrual for year-end bonuses was approximately $100,000 greater than last fiscal year.

Interest Expense

Interest expense was $243,000 in the first quarter of fiscal year 2007 as compared with $261,000 in the same quarter of fiscal year 2006, largely because of reduced principal outstanding in the current quarter on indebtedness.

Income Taxes

Our effective tax rate was 36.2% in the first three months of fiscal years 2007 and 36.9% in the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

Our net cash from operating activities was $2.3 million for the first three months of fiscal year 2007.  The main contributors to net cash thus far in fiscal year 2007 were net income of $1.6 million, decreased trade receivables of $722,000, and depreciation and amortization of $945,000.  Inventory increased $2.0 million in the first quarter of fiscal 2007.  Of that amount approximately $786,000 was due to normal timing differences in creosote purchases and the balance of the increase was attributable to raw material purchases to support the coming animal health production cycle.  In the first three months of fiscal 2006, net cash from operating activities was $2.5 million on net income of $686,000.

Net cash used in investing activities in the first three months of fiscal 2007 was $266,000 as compared with $479,000 in the prior year period, and was primarily related to purchases of property, plant and equipment.

In the first three months of fiscal year 2007, we made principal payments of $414,000 on our borrowings and $395,000 was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a revolving credit facility with Wachovia Bank, National Association (which acquired our former lender, SouthTrust Bank).  At October 31, 2006, we had not borrowed under that facility, and our borrowing base availability was $5.0 million.  Management believes that the revolving credit facility, combined with cash flows from operations, will adequately provide for the Company’s working capital needs for the next twelve months.

Long Term Obligations

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The first installment was paid in June 2006.  The principal balance of that indebtedness was $8.0 million at October 31, 2006.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank.  The combined principal balance of our two term loan facilities with Wachovia was approximately $9.2 million at October 31, 2006.  The principal balance of our first term loan under that facility at October 31, 2006 was

$3.1 million.  The loan is being amortized monthly over ten years, but the maturity date is December 20, 2007.  The loan carries interest at a variable rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction which effectively fixed the interest rate at 5.0% for the remainder of the term.  The principal balance of our second term loan under the Wachovia facility was $6.1 million at October 31, 2006.  The principal amount of that loan is being repaid monthly on a seven year amortization schedule, but the maturity date is June 1, 2009.  The second term loan carries interest at a variable rate initially equal to LIBOR plus 1.75%.  For fiscal 2007, the interest spread over LIBOR for this term loan is expected to be between 1.75% and 2.00%.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Standards

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur.  We do not expect the new standard to have any material impact on our financial position and results of operations.  We will be required to adopt SFAS No. 156 on August 1, 2007.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt this interpretation on August 1, 2007.  Management is currently evaluating the requirements of FIN No. 48.

In September 2006, the FASB issued FASB Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 will be effective for us as of July 31, 2007.  We do not expect that the implementation of SFAS No. 158 will have a material impact on our financial position and results of operations.

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

Allowance for Doubtful Accounts.  We provide an allowance for accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off our books decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our future bad debt exposure. Write-offs of accounts receivable balances have been insignificant historically.

Selling, General and Administrative Expenses.  These expenses include selling expenses, product storage and handling costs and the cost (primarily common carrier freight) of distributing products to the Company’s customers. Corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses are also included.

Shipping and Handling Costs.  Shipping and handling costs are included as both a cost of sales and as selling, general and administrative expenses.  Inbound freight charges and internal transfer costs are included in cost of sales.  Product storage and handling costs and the cost of distributing products to the Company’s customers (distribution expense) are included in selling, general and administrative expenses.  Other companies may record more of their shipping and handling costs in cost of sales, or in selling, general and administrative expenses.

Inventories.  Inventories consist primarily of raw materials and finished goods that we hold for sale in the ordinary course of business. We use the first-in, first-out method to value inventories at the lower of cost or market. Management believes we have not incurred impairments in the carrying value of our inventories.

Goodwill and Other Intangible Assets.  The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques. Additionally, FASB Statement No. 142 requires goodwill and other intangible assets with an indefinite useful life to be reviewed for possible impairment on an annual basis, or if circumstances indicate that impairment may exist. Determining fair value and implied fair value is subjective and often involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. Our estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses. We performed impairment analyses on our goodwill and intangible assets of indefinite life which indicated as of July 31, 2006 an impairment charge was not appropriate.

Impairment of Long-lived Assets.  We review periodically the carrying value of our long-lived assets held and used and assets to be disposed of at least annually or more frequently when events and circumstances warrant such a review. The carrying value of long-lived assets is evaluated for potential impairment on a product line basis. Except for the impairment charge that was recognized as of the end of fiscal year 2006, we have concluded on the basis of our evaluation that our other long-lived assets are not impaired.

Forward-Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.  From time to time, our management, or persons acting on our behalf, makes forward-looking statements to inform existing and potential security holders about our company.  These forward-looking statements include information about possible or assumed future results of our operations.  All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements.  Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements.  Many risks and uncertainties may impact the matters addressed in these forward-looking statements.  Our forward-looking statements speak only as of the date made and we will not update forward-looking statements unless the securities laws require us to do so.

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•                                          decline in demand for creosote-treated railroad crossties from the current upper range of usage, decline in the treatment of utility poles with penta, and other market developments affecting the demand for our products, including the introduction of new competing products;

•                                          availability or increases in the price of our primary raw materials or active ingredients, particularly creosote, phenol and co-solvent for our wood treating chemicals;

•                                          our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•                                          the ability to obtain registration and re-registration of our products, particularly our wood treating products, under applicable law;

•                                          the ability to introduce livestock ear tags containing a new use of an active ingredient;

•                                          the loss of primary customers;

•                                          our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•                                          the timing of planned capital expenditures;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates. We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term. An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%. Should the financial market’s expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase. Conversely, a decrease in the financial market’s expectations for future interest rates would cause a decrease in the value of that recorded asset. It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires in December 2007.  At October 31, 2006, the market value of the swap was an asset of $63,000.

ITEM 4.  CONTROLS AND PROCEDURES

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

Penta is used primarily to treat utility poles in the United States. In recent years, utility pole demand has generally declined, as we believe electric utilities in the United States have reduced their maintenance spending due to competitive pressures arising from deregulation. Although utility pole demand has recently increased, deregulation may continue to affect the utility pole market negatively.

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

Chlorine is a key component in the manufacture of penta. The price we pay for chlorine has more than quadrupled since fiscal year 2002. Although we have been able to achieve significant price increases for penta since July 2002, these increases have not been sufficient to maintain the previous profitability of this product. High energy prices have increased the competition for creosote, since it can be burned as a fuel in certain markets. Creosote is produced by our suppliers from the distillation of coal tar.  Coal tar supplies, particularly in the United States, are in short supply, a situation which we expect will continue indefinitely.  Historically, the cost of our creosote has increased each year, and we believe that it will continue to increase.

The prices we pay for our raw materials have increased significantly in the last several years, and we have not always been able to pass those increases through to our customers fully and timely. In the future, we may be unable to pass on increases in our raw material costs fully and timely, and raw material price increases may erode the profitability of our products by reducing our gross margins. Price increases for raw materials also may increase our working capital needs, which could affect our liquidity and cash flow adversely. For these reasons, we cannot assure you that raw material cost increases will not have a material adverse effect on our financial condition and results of operations.

If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited.

Our creosote, penta and MSMA products, and many of our animal health products, are presently undergoing re-registration review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. In order to be re-registered, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. The EPA has issued its preliminary risk assessments for creosote and penta, and has identified certain risks to human health and the environment. In August 2006, the EPA issued a preliminary re-registration eligibility decision and concluded that MSMA is not eligible for re-registration.  Alone, and with other registrants of these products, we have provided and will provide comments and data on the preliminary risk assessment for creosote and penta, and on the re-registration eligibility decision for MSMA, to show to the EPA that our products do not pose unreasonable risk to human health and the environment when used in accordance with approved label directions. We cannot assure you as to when or if the EPA will issue a final decision concluding that our creosote and penta products, and our animal health pesticides and agricultural chemicals, do not pose an unreasonable risk to human health or the environment when used in accordance with approved label directions. We cannot assure you as to when or if those products will be re-registered by the EPA, or if re-registered, what use or labeling restrictions might be required to obviate or mitigate risks identified by the EPA. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered by the EPA or the imposition of new use, labeling or other restrictions in connection with re-registration would have a material adverse effect on our financial condition and results of operations.

Our products may be rendered obsolete or less attractive by changes in and industry requirements or by supply-chain driven pressures to shift to environmentally preferable alternatives.

Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta, creosote or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta, creosote and others included in certain of our products. Our ability to anticipate changes in regulatory, legislative, and industry requirements, or changes driven by supply-chain pressures, will be a significant factor in our ability to remain competitive. Further, in the future we may not be able to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.

We cannot assure you that the EPA, foreign and state regulators and local governments will not restrict the uses of penta, creosote or certain of our other products or ban the use of one or more of these products, or that the companies who use our products may decide to reduce significantly or cease the use of our products voluntarily. As a result, our products may become obsolete or less attractive to our customers.

We are dependent on a limited number of suppliers for cosolvent, creosote and one of our animal health pesticides, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.

We depend on two major suppliers for the cosolvent needed to produce the liquid formulation of our penta product. Both of these suppliers produce cosolvent as a byproduct of a process intended to manufacture a higher value product. Changes in that process or in market conditions affecting the higher value product could affect materially the availability or price of cosolvent. Our creosote is supplied primarily by two suppliers. There are no other significant suppliers of creosote for the North American market. We have one major supplier and one minor supplier of the tetrachlorvinphos active ingredient for our Rabon and Ravap products, and only one supplier for each of two other active ingredients in our animal health pesticides, dichlorvos and endosulfan.

If we were to lose any of these suppliers, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.

Weather may impact our ability to conduct business adversely.

The supplier of approximately one-half of our creosote is based in Europe. As such, we are dependent on terminals located in coastal areas for the importation of a substantial portion of the creosote we use. These terminals are vulnerable to hurricanes and other adverse weather conditions that have the potential to cause substantial damage to terminal facilities and interrupt our importation of creosote. For example, in 2005 Hurricane Katrina forced us to close our terminal in New Orleans, Louisiana temporarily and locate an interim substitute terminal. We cannot assure you that adverse weather conditions will not affect our importation of creosote in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations.

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

Our revolving credit facility and the senior credit facility with Wachovia Bank, N.A. contain a number of significant covenants which affect our ability to take certain actions and restrict our ability to incur additional debt. These include covenants that prohibit acquisitions that are not approved by Wachovia Bank. In addition, our revolving credit facility requires us to maintain certain financial ratios and satisfy certain financial condition tests which may require us to take action to reduce our debt or take some other action to comply with them.

These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations that these restrictive covenants impose on us.

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and acceleration of, the debt outstanding under our other debt agreements. The accelerated debt would become due and payable immediately. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

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

Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. We have and are currently furnishing certain required data relative to our products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement increases significantly our operating expenses, and we expect those expenses will continue in the future. Because scientific analyses are improving constantly, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. We can provide no assurance that our resources will be adequate to meet the cost of regulatory compliance, or that the cost of such compliance will not affect our profitability adversely.

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

The EPA and other federal and state agencies, as well as comparable agencies in Mexico and in other countries where we sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These environmental laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution resulting from our operations. We expend substantial funds to minimize the discharge of hazardous materials in the environment and to comply with governmental regulations relating to protection of the environment. Compliance with environmental and health and safety laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. We have incurred, and expect to continue to incur, significant costs to comply with environmental and health and safety laws. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of the various laws and governmental regulations, and could, among other things, impose liability on us for cleaning up the damage resulting from a release of pesticides, hazardous materials or other chemicals into the environment.

Our use of hazardous materials exposes us to potential liabilities.

Our manufacturing and distribution of chemical products involve the controlled use of hazardous materials. Our operations, therefore, are subject to various associated risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage facility leaks and similar events. Our suppliers are subject to similar risks which may impact adversely the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products or goods treated with our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have a material adverse effect on our financial performance and results of operations.

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

We cannot assure you that we will not incur losses beyond the limits of, or outside the coverage of, our insurance policies. From time to time, various types of insurance for companies in the chemical industry have not been available on commercially acceptable terms or, in some cases, have been unavailable. In addition, we cannot assure you that in the future we will be able to maintain existing coverage, or assure you that premiums will not increase substantially.

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

More than half of our full-time employees who work at our facility in Matamoros, Mexico, where penta and certain other products are produced, are represented under a labor contract that is negotiated annually. We cannot assure you that a new agreement will be reached each year without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could disrupt our business significantly. Future labor contracts may be on terms that result in higher labor costs to us, which also could affect our results of operations adversely.

We are subject to possible risk of terrorist attacks which could affect our business adversely.

Since September 11, 2001, there have been increasing concerns that chemical manufacturing facilities and railcars carrying hazardous chemicals may be at an increased risk of future terrorist attacks. Additionally, federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities and the transportation of hazardous chemicals. Our business could be impacted adversely if a terrorist incident were to occur at any chemical facility or while a railcar or tank truck was transporting chemicals. In addition, our business could be affected due to the cost of complying with new regulations. We are not insured against terrorist attacks, and there can be no assurance that losses that could result from a terrorist attack on one of our facilities, railcars or tank trucks would not have a material adverse effect on our business, results of operations and financial condition.

Additionally, our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorist activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The United States economy in general is being affected adversely by the threat of terrorist activities and any economic downturn could impact our results of operations adversely, impair our ability to raise capital or otherwise affect adversely our ability to grow our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the first quarter of fiscal year 2007.  However, on our annual shareholders meeting was held on November 28, 2006.  At that meeting, the shareholders voted to elect all the nominees to our board of directors as follows:

Nominees	Votes For	Votes Against	Abstentions

David L. Hatcher	6,356,578	191,298	11

George W. Gilman	6,547,749	127	11

Fred C. Leonard, III	6,547,749	127	11

Charles L. Mears	6,547,749	127	11

Charles M. Neff, Jr.	6,547,749	127	11

Richard L. Urbanowski	6,464,883	82,993	11

The foregoing nominees compose our full board of directors.

The shareholders also voted to approve the appointment of UHY LLP as our independent registered public accounting firm for fiscal year 2007.  The vote was 6,348,853 for, 197,724 against and 1,310 abstentions.

ITEM 5.  OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for director made by shareholders for fiscal year 2008, if such recommendations are received in writing, addressed to the chair of the committee, Mr. Urbanowski, in care of the Company, at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 by July 31, 2007.

ITEM 6.  EXHIBITS

(a)           The following documents are filed as exhibits.  Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

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

10.15*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.16*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.17*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.18*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.19*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8-K filed February14, 2002, incorporated in this report.

10.21*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

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

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date:	December 14, 2006
David L. Hatcher,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	December 14, 2006
John V. Sobchak,
Chief Financial Officer