Form 10-Q
period 2007-01-31
KMG CHEMICALS INC
filed 2007-03-06
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

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

As of March 5, 2007, there were 10,554,631 shares of the registrant’s common stock outstanding, excluding treasury shares.

Part I. — FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	January 31,	July 31,
	2007	2006
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,857	$11,168
Accounts receivable:
Trade, net of allowances of $75 at January 31, 2007 and $35 at July 31, 2006	9,756	8,832
Other	289	264
Inventories	16,953	9,971
Current deferred tax asset	71	57
Prepaid expenses and other current assets	434	712
Total current assets	37,360	31,004

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,814	13,463
Accumulated depreciation and amortization	(4,829)	(4,314)
Net property, plant and equipment	8,985	9,149

DEFERRED TAX ASSET	999	656
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	25,074	26,448
OTHER ASSETS	1,639	1,667
TOTAL	$77,835	$72,702

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,389	$5,950
Accrued liabilities	1,251	1,649
Current deferred tax liability	33	33
Current portion of long-term debt	3,699	3,663
Current portion of deferred rent	86	86
Total current liabilities	14,458	11,381

LONG-TERM DEBT, net of current portion	13,117	13,981
DEFERRED RENT, net of current portion	91	134
OTHER LONG-TERM LIABILITIES	326	288
Total liabilities	27,992	25,784

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 10,677,119 shares issued and 10,554,631 shares outstanding at January 31, 2007 and 10,677,119 shares issued and 10,532,856 shares outstanding at July 31, 2006	107	107
Additional paid-in capital	20,315	20,117
Treasury stock, at cost (122,488 shares at January 31, 2007 and 144,263 shares at July 31, 2006)	(612)	(721)
Accumulated other comprehensive income	33	53
Retained earnings	30,000	27,362
Total stockholders’ equity	49,843	46,918
TOTAL	$77,835	$72,702

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

NET SALES	$19,457	$15,544	$36,708	$29,918

COST OF SALES	12,707	10,016	23,869	19,335

Gross Profit	6,750	5,528	12,839	10,583

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,355	4,196	7,886	7,980

Operating income	2,395	1,332	4,953	2,603

OTHER INCOME (EXPENSE):
Interest & dividend income	140	102	293	187
Interest expense	(237)	(264)	(480)	(524)
Other	(8)	(6)	(15)	(12)

Total other income (expense)	(105)	(168)	(202)	(349)

INCOME BEFORE INCOME TAXES	2,290	1,164	4,751	2,254

Provision for income taxes	(828)	(445)	(1,718)	(849)

NET INCOME	$1,462	$719	$3,033	$1,405

EARNINGS PER SHARE:
Basic	$0.14	$0.08	$0.29	$0.16
Diluted	$0.13	$0.08	$0.27	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,536	8,796	10,535	8,791
Diluted	11,123	9,304	11,093	9,296

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT JULY 31, 2005	8,956	$90	$9,353	$(850)	$49	$24,246	$32,888
Cash dividends						(660)	(660)
Employee stock options exercised	11		38				38
25,737 treasury shares issued			(129)	129			—
Shares issued in stock placement	1,710	17	10,891				10,908
Direct costs of stock placement			(426)				(426)
Stock based compensation			359				359
Tax benefit - nonqualified stock options exercised			31				31
Comprehensive income:
Net income						3,776	3,776
Change in unrealized gain on interest rate swap (net of taxes of $3)					4		4
Total comprehensive income							3,780
BALANCE AT JULY 31, 2006	10,677	107	20,117	(721)	53	27,362	46,918

Cash dividends						(395)	(395)
21,775 treasury shares issued			(109)	109			—
Additional costs of stock placement			(5)				(5)
Stock based compensation			312				312
Comprehensive income:
Net income						3,033	3,033
Change in unrealized loss on interest rate swap (net of taxes of $14)					(20)		(20)
Total comprehensive income							3,013
BALANCE AT JANUARY 31, 2007	10,677	$107	$20,315	$(612)	$33	$30,000	$49,843

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,033	$1,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,902	1,763
Amortization of loan costs included in interest expense	11	—
Stock based compensation	312	251
Bad debt expense	40	—
Deferred rental income	(43)	—
Deferred income taxes	(357)	(6)
Changes in operating assets and liabilities:
Accounts receivable - trade	(965)	1,983
Accounts receivable - other	(26)	168
Inventories	(6,982)	(2,255)
Prepaid expenses and other assets	278	140
Accounts payable	3,440	650
Accrued liabilities and other	(351)	(271)
Net cash provided by operating activities	292	3,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(374)	(871)
Additions to other assets	(6)	(29)
Net cash used in investing activities	(380)	(900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(828)	(792)
Proceeds from exercise of stock options	—	38
Payment of dividends	(395)	(329)
Net cash used in financing activities	(1,223)	(1,083)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,311)	1,845

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,168	8,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,857	$10,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$311	$312
Cash paid during the period for income taxes	$2,105	$798

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)           Basis of Presentation.  The following (a) condensed consolidated balance sheet as of July 31, 2006, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2006. The Company’s six months’ results may not be indicative of results for its fiscal year ended July 31, 2007.

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)

BASIC EARNINGS PER SHARE:

Net income	$1,462	$719	$3,033	$1,405

Weighted average shares outstanding	10,536	8,796	10,535	8,791

Basic earnings per share	$0.14	$0.08	$0.29	$0.16

DILUTED EARNINGS PER SHARE:

Net income	$1,462	$719	$3,033	$1,405

Weighted average shares outstanding	10,536	8,796	10,535	8,791

Shares issuable from assumed conversion of common share options	587	508	558	505

Weighted average shares outstanding, as adjusted	11,123	9,304	11,093	9,296

Diluted earnings per share	$0.13	$0.08	$0.27	$0.15

(3)           Inventories.  Inventories are summarized as follows:

	January 31,	July 31,
	2007	2006
	(Amounts in thousands)

Chemical raw materials and supplies	$6,158	$3,500
Finished chemical products	10,795	6,471

	$16,953	$9,971

(4)           Stock-based Compensation.  The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options, based on estimated fair values.  FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006.

A summary of option activity associated with employee compensation for the six months ended January 31, 2007 is presented below.  No options were granted in the quarter or in fiscal year 2006.

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic Value
Options	Shares	Exercise Price	Life (years)	($000)
Outstanding at 8/1/2006	774,950	$4.17
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at 1/31/2007	774,950	$4.17	7.33	4,035
Exercisable at 1/31/2007	640,450	$4.15	6.05	3,348

As of January 31, 2007 there was approximately $160,000 of total unrecognized compensation cost related to non-vested employee stock options.  That cost is expected to be recognized over a weighted average period of 2.8 years.

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

The Series 1 award was for a maximum of 29,040 shares subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives.  The revenue growth objectives and average annual return on equity objectives are estimated quarterly using the Company’s budget, actual results and long term projections.  Based on performance through January 31, 2007 and the Company’s budget for the balance of fiscal year 2007, 60% vesting was projected to be the probable vesting at the end of the measurement period for the Series 1 Award.  Therefore, the Series 1 award was projected to have a fair value of approximately $145,000 to be recognized over 23 months.

To date no shares have been vested from either series.  As of January 31, 2007 there was a projected total unrecognized compensation cost related to non-vested share grants of approximately $67,000.  This cost will be recognized over the balance of fiscal year 2007.

The Company recognized $14,000 in compensation cost relating to the vesting of stock options that were granted in prior fiscal years in the second quarter of fiscal year 2007, and recognized $28,000 in such costs in the first six months of fiscal year 2007. The Company recognized $19,000 in compensation cost relating to the vesting of Series 1 stock awards and $14,000 relating to the vesting of Series 2 awards in the first quarter of fiscal year 2007, and recognized $38,000 and $28,000 in the first six months of that fiscal year relating to the vesting of Series 1 and Series 2 awards, respectively.

Also in the second quarter, the Company granted 4,355 shares to each of five non-employee directors.  The price of the Company’s common stock at the date of grant was $10.01 per share.  Accordingly, the expense recognized in the second quarter for the issuance of shares was $218,000.

The effect on net earnings and earnings per share of the Company before and after application of the fair value recognition provision of FAS 123(R) to stock-based employee compensation for the quarter ended January 31, 2007 is illustrated below:

	Three Months Ended			Six Months Ended
	January 31, 2007			January 31, 2007
	Net Earnings	Effect of Stock		Net Earnings	Effect of Stock
	Before	Based		Before	Based
	Application of	Compensation	Net Earnings as	Application of	Compensation	Net Earnings
	FAS 123R	Expense	Reported	FAS 123R	Expense	as Reported
	(Amounts in thousands, except per share data)
Earnings before income taxes	$2,555	$(265)	$2,290	$5,063	$(312)	$4,751
Provision for income taxes	(924)	96	(828)	(1,831)	113	(1,718)
Net Earnings	$1,631	$(169)	$1,462	$3,232	$(199)	$3,033
Earnings per share:
Basic	$0.15	$(0.01)	$0.14	$0.31	$(0.02)	$0.29
Diluted	$0.15	$(0.02)	$0.13	$0.29	$(0.02)	$0.27

(5)           Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	January 31,	July 31,
	2007	2006
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
	15,361	15,361

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other creosote related assets	131	131
Other penta related assets	7,288	7,288
MSMA product registrations and related assets	48	48
Sodium penta licensing agreement	320	320
Animal health trademarks	364	364
Other animal health related assets	6,165	6,165
Loan costs	124	124
	18,440	18,440

Total intangible assets	33,801	33,801

Less accumulated amortization	(8,727)	(7,353)
	$25,074	$26,448

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,515	$1,515
Other	124	152
	$1,639	$1,667

Amortization expense was approximately $687,000 and $1.4 million for the three and six month periods ended January 31, 2007, and $625,000 and $1.2 million for the three and six month periods ended January 31, 2006.

(6)           Dividends.  Dividends of approximately $395,000 ($0.0375 per share) and approximately $329,000 ($0.0375 per share) were declared and paid in the first quarter of fiscal years 2007 and 2006, respectively  No further dividends were declared or paid in the second quarter of fiscal years 2007 and 2006.

(7)           Business Segment Information.  The Company operates four business segments organized around its four product lines: pentachlorophenol (penta) products; creosote; animal health products; and agricultural products.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
	(Amounts in thousands)
Revenues
Penta	$6,220	$6,944	$13,517	$13,806
Creosote	10,725	8,064	19,441	14,437
Animal Health	2,059	312	2,919	914
Agricultural Chemicals	453	224	831	761
	$19,457	$15,544	$36,708	$29,918
Depreciation and amortization
Penta	$619	$569	$1,232	$1,125
Creosote	74	73	148	147
Animal Health	224	35	444	70
Agricultural Chemicals	27	204	53	407
	$944	$882	$1,877	$1,749
Income (loss) from operations
Penta	$1,595	$2,232	$4,023	$4,187
Creosote	2,709	753	4,811	1,304
Animal Health	235	(12)	(169)	43
Agricultural Chemicals	(274)	(333)	(517)	(620)
	$4,265	$2,640	$8,148	$4,914
Capital expenditures
Penta	$37	$323	$203	$695
Creosote	-	-	23	-
Animal Health	70	-	130	-
Agricultural Chemicals	-	98	2	162
	$107	$421	$358	$857

	January 31,	July 31,
	2007	2006
	(Amounts in thousands)
Total assets
Penta	$24,321	$25,641
Creosote	17,378	11,115
Animal Health	20,373	17,499
Agricultural Chemicals	2,274	3,564
	$64,346	$57,819

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
	(Amounts in thousands)
Revenues:
Total revenues for reportable segments	$19,457	$15,544	$36,708	$29,918
Total consolidated revenues	$19,457	$15,544	$36,708	$29,918

Profit or Loss:
Total profit for reportable segments	$4,265	$2,640	$8,148	$4,914
Interest income	140	102	293	187
Interest expense	(237)	(264)	(480)	(524)
Other profit or loss	(8)	(6)	(15)	(12)
Other corporate expense	(1,870)	(1,308)	(3,195)	(2,311)
Income before income taxes	$2,290	$1,164	$4,751	$2,254

	January 31,	July 31,
	2007	2006
Assets:
Total assets for reportable segments	$64,346	$57,819
Cash and cash equivalents	9,857	11,168
Prepaid and other current assets	434	1,108
Deferred tax assets	1,070	713
Other assets	2,128	1,894
Consolidated total	$77,835	$72,702

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Six Month Periods Ended January 31, 2007 compared with Three and Six Month Periods Ended January 31, 2006

Segment Data

Segment data is presented for our four segments for the three and six month periods ended January 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
	(Amounts in thousands)
Revenues
Penta	$6,220	$6,944	$13,517	$13,806
Creosote	10,725	8,064	19,441	14,437
Animal Health	2,059	312	2,919	914
Agricultural Chemicals	453	224	831	761
	$19,457	$15,544	$36,708	$29,918

Depreciation and amortization
Penta	$619	$569	$1,232	$1,125
Creosote	74	73	148	147
Animal Health	224	35	444	70
Agricultural Chemicals	27	204	53	407
	$944	$882	$1,877	$1,749

Income (loss) from operations
Penta	$1,595	$2,232	$4,023	$4,187
Creosote	2,709	753	4,811	1,304
Animal Health	235	(12)	(169)	43
Agricultural Chemicals	(274)	(333)	(517)	(620)
	$4,265	$2,640	$8,148	$4,914

Capital expenditures
Penta	$37	$323	$203	$695
Creosote	—	—	23	—
Animal Health	70	—	130	—
Agricultural Chemicals	—	98	2	162
	$107	$421	$358	$857

The segment data should be read with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Sales Revenue and Gross Profit

Net sales revenue for the second quarter of fiscal year 2007 increased by 25.2% to $19.5 million as compared with $15.5 million in the second quarter of fiscal year 2006. For the second quarter, the increase in net sales revenue came 57.4% from the creosote segment, 37.7% from the animal health segment and 4.9% from agricultural chemicals.  Net sales in the penta segment were down in the second quarter as compared with the prior year quarter.  Net sales revenue for the first six months of fiscal year 2007 increased by 22.7% to $36.7 million as compared with $29.9 million in the same period of the prior fiscal year.  For the six month period, the increase came 70.7% from creosote, 28.3% from the animal health segment and 1% from agricultural chemicals.  Penta segment net sales revenues decreased in the period as compared with the prior fiscal year.

In the second quarter of fiscal year 2007, penta revenues decreased by $724,000, or 10.4%, but creosote revenues increased by $2.7 million, or 33.0%.  For the first six months of fiscal year 2007, net sales revenues from penta decreased $289,000, or about 2.1%, from $13.8 million in fiscal year 2006, while creosote net sales revenues increased $5.0 million, or 34.7%, from $14.4 million in the same period of the prior fiscal year.  Demand for penta by utilities has been strong in fiscal year 2007, and demand for creosote to treat railroad ties has been at the top of the historic range in fiscal 2007.  The comparison between this fiscal year and fiscal year 2006 is impacted significantly, however, by the effect of Hurricane Katrina in early fiscal year 2006.  Penta revenues declined on lesser volume in both the second quarter and for the first six months of fiscal 2007, as compared with the prior year, because of greater than usual purchases by utilities in the aftermath of Hurricane Katrina.  In the creosote segment, the hurricane disrupted creosote operations early in fiscal year 2006, but volume rebounded strongly beginning late in the first quarter of fiscal year 2006.  In the second quarter of fiscal year 2007, creosote volume was down about 8.8% as compared with the hurricane-impacted second quarter of fiscal 2006.  Creosote volume was flat for the first six months as compared with the prior year.  The increase in our creosote revenues in the second quarter of fiscal year 2007 and in the first six months of the fiscal year came from improved pricing.  We believe that strong demand from major railroads for crossties treated with creosote will continue through fiscal 2007.

Animal health pesticides sales revenues increased by $1.7 million, or by 599.9%, in the second quarter to $2.1 million as compared with $312,000 in the same period of the prior year.  Animal health segment sales revenues increased $2.0 million, or by 219.4%, in the first six months of fiscal year 2007 to $2.9 million as compared with $914,000 for that period in fiscal year 2006. Approximately $1.6 million of the increase in the second quarter of fiscal year 2007 over the prior year period, and all of the increase in the first six months, are attributable to our purchase in February 2006 of certain assets of the animal health pesticide business of Boehringer Ingelheim Vetmedica, Inc., and to the introduction of the Avenger™ ear tag for livestock that was a part of that purchase.  Agricultural chemical sales increased by $230,000 in the second quarter of fiscal year 2007 as compared to the prior fiscal year period, but segment sales increased only $70,000 over the full six months. This business was the subject of a $2.4 million impairment charge at the end of fiscal year 2006.  Revenue from the animal health pesticides and agricultural chemical segments is seasonal and weighted to the third and fourth quarters. Seasonal usage of animal health pesticides and agricultural chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural chemicals. The end users of some of our products, because of weather patterns, may delay or intermittently suspend field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability. The combined revenues from products subject to significant seasonal variations represented approximately 17.6% of our fiscal year 2006 revenues.

Gross profit increased by $1.2 million, or by 22.1%, to $6.8 million in the second quarter of fiscal year 2007 from $5.5 million in the same quarter of the prior year.  Gross profit increased by $2.3 million, or by 21.3%, to $12.8 million in the first six months of fiscal year 2007 from $10.6 million in the same period of the prior year.  Gross profit as a percentage of sales was 34.7% for the second quarter of fiscal year 2007 and 35.6% for the same quarter of fiscal year 2006.  Gross profit as a percentage of sales was 35.0% for the first six months of fiscal year 2007 and 35.4% for the same period of the prior fiscal year.  For the second quarter, about $1.4 million of the increase in gross profit was attributable to increased creosote net sales revenues, and about $812,000 of the increase was attributable to greater animal health product sales, primarily due to the animal health products acquisition in February 2006.  Penta segment gross profit was down due to lower sales, and offset the overall increase in gross profit by about $942,000 for the second quarter.  For the first six months of fiscal 2007, creosote gross profit increased $2.4 million on greater sales for the period, and animal health gross profit increased $892,000 on greater sales primarily attributable to the animal health acquisition.  A decline in penta gross profit of approximately $935,000 in the first six months of fiscal 2007, as compared with the prior year period, partially offset the increases in creosote and animal health gross profit.  We believe penta profit will not see any significant relief in fiscal year 2007 from high penta raw material costs. Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $159,000 in the second quarter of fiscal year 2007 to $4.4 million, or 22.4% of net revenue, from $4.2 million, or 27.0% of net revenue, for the same quarter of the prior fiscal year.  Selling, general and administrative expenses decreased $94,000 in the first six months of fiscal year 2007 to $7.9 million, or 21.5% of net revenue, from $8.0 million, or 26.7% of net revenue, in fiscal year 2006.  Distribution expense declined $764,000 in the second quarter of fiscal year 2007 and $1.6 million in the first six months of fiscal year 2007 as compared to the prior year, because we shifted to FOB pricing on certain of our products. However, selling, general and administrative expenses saw increased costs associated with newly acquired animal health product lines for marketing programs and personnel additions, and increased amortization expense.

Interest Expense

Interest expense was $237,000 in the second quarter of fiscal year 2007 as compared with $264,000 in the same quarter of fiscal year 2006, and $480,000 for the full six months as compared with $524,000 in the prior year.  The decrease in this fiscal year was because of principal reductions on outstanding indebtedness.

Income Taxes

Our effective tax rate for the second quarter of fiscal year 2007 was 36.2%, as compared with 38.2% for the same period of the prior year. Our effective tax rate was 36.2% in the first six months of fiscal year 2007, and 37.7% in the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

Our net cash from operating activities was $292,000 for the first six months of fiscal year 2007.  The main contributors to net cash thus far in fiscal year 2007 were net income of $3.0 million, and depreciation and amortization of $1.9 million.  Inventory increased $7.0 million in fiscal 2007.  About $3.6 million of the increase was attributable to the animal health production cycle, with the balance due to normal fluctuations in creosote inventory levels.  In the first six months of fiscal 2006, net cash from operating activities was $3.8 million on net income of $1.4 million.

Net cash used in investing activities in the first six months of fiscal 2007 was $380,000 as compared with $900,000 in the prior year period, and was primarily related to purchases of property, plant and equipment.

In the first six months of fiscal year 2007, we made principal payments of $828,000 on our borrowings and $395,000 was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a revolving credit facility with Wachovia Bank, National Association (which acquired our former lender, SouthTrust Bank).  At January 31, 2007, we had not borrowed under that facility, and our borrowing base availability was $5.0 million.  Management believes that the revolving credit facility, combined with cash flows from operations, will adequately provide for the Company’s working capital needs for the next twelve months.

Long Term Obligations

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The first installment was paid in June 2006.  The principal balance of that indebtedness was $8.0 million at January 31, 2007.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank.  The combined principal balance of our two term loan facilities with Wachovia was approximately $8.8 million at January 31, 2007.  The principal balance of our first term loan under that facility at January 31, 2007 was $3.0 million.  The loan is being amortized monthly over ten years, but the maturity date is March 20, 2008.  The loan carries interest at a variable rate equal to LIBOR plus 1.8%; however, in February 2003, we entered into an interest rate swap transaction which effectively fixed the interest rate at 5.0% for the remainder of the term.  The principal balance of our second term loan under the Wachovia facility was $5.8 million at January 31, 2007.  The principal amount of that loan is being repaid monthly on a seven year amortization schedule, but the maturity date is June 1, 2009.  The second term loan carries interest at a variable rate initially equal to LIBOR plus 1.75%.  For fiscal 2007, the interest spread over LIBOR for this term loan is expected to be between 1.75% and 2.00%.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits the choice to measure certain financial assets and liabilities at their fair value at specified election dates. The new standard is effective for the Company on August 1, 2008, unless early adoption is elected. We do not expect the new standard to have any material impact on our financial position and results of operation.

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

Goodwill and Other Intangible Assets.  The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques. Additionally, FASB Statement No. 142, “Goodwill and Other Intangibles Assets,” requires goodwill and other intangible assets with an indefinite useful life to be reviewed for possible impairment on an annual basis, or if circumstances indicate that impairment may exist. Determining fair value and implied fair value is subjective and often involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment charge is recognized and also the magnitude of the impairment charge. Our estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses. We performed impairment analyses on our goodwill and intangible assets of indefinite life which indicated as of July 31, 2006 an impairment charge was not appropriate.

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

•                                          availability or increases in the price of our primary raw materials or active ingredients, particularly creosote, chlorine, phenol and co-solvent for our wood treating chemicals;

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates. We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term. An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%. Should the financial market’s expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase. Conversely, a decrease in the financial market’s expectations for future interest rates would cause a decrease in the value of that recorded asset. It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires in December 2007.  At January 31, 2007, the market value of the swap was an asset of $52,000.

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

The foregoing nominees comprised the full board of directors at the meeting.  J. Neal Butler was appointed to the board of directors on February 20, 2007, bringing the number of directors to seven.  Mr. Butler continues to serves as President and Chief Operating Officer.

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

KMG Chemicals, Inc.

By:	/s/ David L. Hatcher	Date: March 6, 2007
David L. Hatcher,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date: March 6, 2007
John V. Sobchak,
Chief Financial Officer