Form 10-Q
period 2007-04-30
KMG CHEMICALS INC
filed 2007-06-05
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

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

As of June 4, 2007, there were 10,581,031 shares of the registrant’s common stock outstanding, excluding treasury shares.

Part I. — FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	April 30,	July 31,
	2007	2006
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,727	$11,168
Accounts receivable:
Trade, net of allowances of $55 at April 30, 2007 and $35 at July 31, 2006	16,303	8,832
Other	287	264
Inventories	15,713	9,971
Current deferred tax asset	77	57
Prepaid expenses and other current assets	450	712
Total current assets	40,557	31,004

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,892	13,463
Accumulated depreciation and amortization	(5,094)	(4,314)
Net property, plant and equipment	8,798	9,149

DEFERRED TAX ASSET	1,443	656
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	24,387	26,448
OTHER ASSETS	1,623	1,667
TOTAL	$80,586	$72,702

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,652	$5,950
Accrued liabilities	3,706	1,649
Current deferred tax liability	33	33
Current portion of long-term debt	3,717	3,663
Current portion of deferred rent	86	86
Total current liabilities	14,194	11,381

LONG-TERM DEBT, net of current portion	12,685	13,981
DEFERRED RENT, net of current portion	70	134
OTHER LONG-TERM LIABILITIES	345	288
Total liabilities	27,294	25,784

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
Common stock, $.01 par value, 40,000,000 shares authorized, 10,677,119 shares issued and 10,554,631 shares outstanding at April 30, 2007 and 10,677,119 shares issued and 10,532,856 shares outstanding at July 31, 2006	107	107
Additional paid-in capital	20,395	20,117
Treasury stock, at cost (122,488 shares at April 30, 2007 and 144,263 shares at July 31, 2006)	(612)	(721)
Accumulated other comprehensive income	24	53
Retained earnings	33,378	27,362
Total stockholders’ equity	53,292	46,918
TOTAL	$80,586	$72,702

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands except for per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006

NET SALES	$28,036	$21,016	$64,744	$50,934

COST OF SALES	17,723	14,142	41,592	33,476

Gross Profit	10,313	6,874	23,152	17,458

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,176	3,640	12,062	11,619

Operating income	6,137	3,234	11,090	5,839

OTHER INCOME (EXPENSE):
Interest and dividend income	106	36	399	223
Interest expense	(235)	(257)	(715)	(781)
Other	(7)	(10)	(22)	(22)

Total other income (expense)	(136)	(231)	(338)	(580)

INCOME BEFORE INCOME TAXES	6,001	3,003	10,752	5,259

Provision for income taxes	(2,227)	(1,149)	(3,945)	(1,998)

NET INCOME	$3,774	$1,854	$6,807	$3,261

EARNINGS PER SHARE:
Basic	$0.36	$0.21	$0.65	$0.37
Diluted	$0.34	$0.20	$0.62	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,555	8,816	10,541	8,799
Diluted	11,079	9,367	11,022	9,327

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT JULY 31, 2005	8,956	$90	$9,353	$(850)	$49	$24,246	$32,888
Cash dividends						(660)	(660)
Employee stock options exercised	11		38				38
25,737 treasury shares issued			(129)	129			—
Shares issued in stock placement	1,710	17	10,891				10,908
Direct costs of stock placement			(426)				(426)
Stock based compensation			359				359
Tax benefit - nonqualified stock options exercised			31				31
Comprehensive income:
Net income						3,776	3,776
Change in unrealized gain on interest rate swap (net of taxes of $3)					4		4
Total comprehensive income							3,780
BALANCE AT JULY 31, 2006	10,677	107	20,117	(721)	53	27,362	46,918

Cash dividends						(791)	(791)
21,775 treasury shares issued			(109)	109			—
Additional costs of stock placement			(5)				(5)
Stock based compensation			392				392
Comprehensive income:
Net income						6,807	6,807
Change in unrealized value on interest rate swap (net of taxes of $19)					(29)		(29)
Total comprehensive income							6,778
BALANCE AT APRIL 30, 2007	10,677	$107	$20,395	$(612)	$24	$33,378	$53,292

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,807	$3,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,863	2,764
Amortization of loan costs included in interest expense	17	—
Stock based compensation	392	305
Bad debt expense	20	50
Loss on disposal of property	1	—
Deferred rental income	(64)	(16)
Deferred income taxes	(807)	6
Changes in operating assets and liabilities:
Accounts receivable - trade	(7,491)	(1,518)
Accounts receivable - other	(23)	(55)
Inventories	(5,742)	(3,588)
Prepaid expenses and other assets	262	(300)
Accounts payable	702	3,112
Accrued liabilities and other	2,128	760
Net cash provided by (used in) operating activities	(935)	4,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(469)	(1,376)
Product line purchases	—	(8,609)
Proceeds from sale of property	2	—
Proceeds from insurance claim	—	18
Additions to other assets	(6)	(60)
Net cash used in investing activities	(473)	(10,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,242)	(1,188)
Proceeds from exercise of stock options	—	38
Payment of dividends	(791)	(660)
Net cash used in financing activities	(2,033)	(1,810)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,441)	(7,056)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,168	8,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,727	$1,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$483	$464
Cash paid during the period for income taxes	$3,028	$1,465

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)           Basis of Presentation.  The following condensed consolidated balance sheet as of July 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted.  The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2006. The Company’s nine months’ results may not be indicative of results for its fiscal year ended July 31, 2007.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share data)

BASIC EARNINGS PER SHARE:

Net income	$3,774	$1,854	$6,807	$3,261

Weighted average shares outstanding	10,555	8,816	10,541	8,799

Basic earnings per share	$0.36	$0.21	$0.65	$0.37

DILUTED EARNINGS PER SHARE:

Net income	$3,774	$1,854	$6,807	$3,261

Weighted average shares outstanding	10,555	8,816	10,541	8,799

Dilutive effect of options and stock awards	524	551	481	528

Weighted average shares outstanding, as adjusted	11,079	9,367	11,022	9,327

Diluted earnings per share	$0.34	$0.20	$0.62	$0.35

(3)           Inventories.  Inventories are summarized as follows:

	April 30,	July 31,
	2007	2006
	(Amounts in thousands)

Chemical raw materials and supplies	$4,392	$3,500
Finished chemical products	11,321	6,471

	$15,713	$9,971

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

A summary of option activity associated with employee compensation for the nine months ended April 30, 2007 is presented below.  No options were granted in fiscal year 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($000)

Stock options on August 1, 2006	774,950	$4.17
Granted	0	$—
Exercised	0	$—
Forfeited/Expired	0	$—

Stock options outstanding on April 30, 2007	774,950	$4.17	7.08	$5,817
Stock options exercisable on April 30, 2007	655,450	$4.16	5.88	$4,931

As of April 30, 2007 there was approximately $146,000 of total unrecognized compensation cost related to non-vested employee stock options.  That cost is expected to be recognized over a weighted average period of 2.7 years.

Performance based stock awards were granted to certain executives in fiscal 2005 and 2007 under the Company’s 2004 Long Term Incentive Plan.  The awards were granted as Series 1 and Series 2 awards as follows:

Date of Grant	Series Award	Maximum Award (Shares)	Closing Stock Price on Grant Date	3-Year Measurement Period Ending	Projected Fair Value ($000)
09/02/2005	Series 1	29,040	$8.35	07/31/2007	$145
09/02/2005	Series 2	19,360	$8.35	07/31/2007	$110
		48,400			$255

02/16/2007	Series 1	23,850	$10.16	07/31/2009	$242
02/16/2007	Series 2	15,900	$10.16	07/31/2009	$162
		39,750			$404

	Total	88,150			$659

The 2005 and 2007 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives measured across a three year period.  The revenue growth objectives and average annual return on equity objectives are estimated quarterly using the Company’s budget, actual results and long term projections.  Based on performance through April 30, 2007, 60% and 100% was projected to be the probable vesting for the 2005 and 2007 Series 1 awards, respectively, at the end of their measurement periods.  Therefore, the 2005 Series 1 award was projected to have a fair value of approximately $145,000 to be recognized over the 23 months between the grant date and the vesting date.  The 2007 Series 1 award was projected to have a fair value of approximately $242,000 to be recognized over 29.5 months.

The 2005 Series 2 award is subject to a performance requirement that the average annual total shareholder return equal or exceed 10% over a three year measurement period.  Total shareholder return is calculated using both stock price appreciation and dividends paid.   The fair value for the maximum number of Series 2 shares was $162,000.  Using a binomial model, it was determined that there was a 32% probability that the average annual total shareholder return would not exceed 10%.  Therefore, the fair value of the Series 2 award was discounted by 32% to approximately $110,000 to be recognized over 23 months.  The risk free interest rate used in the binomial model was based on Treasury note interest rates and was 4.0%.  The volatility used in the model was 56%.  The time to maturity was 1.9 years.

The 2007 Series 2 award is subject to a performance requirement pertaining to the growth rate in the Company’s earnings per share over a three year measurement period. The earnings per share growth rate is estimated quarterly using the Company’s budget, actual results and long term projections.  Based on performance through April 30, 2007, the 2007 Series 2 award was projected to have a fair value of $162,000 to be recognized over 29.5 months.

As of April 30, 2007, no shares have been vested from either the 2005 or 2007 awards, and there was a projected total unrecognized compensation cost related to non-vested share grants of approximately $403,000.  This cost will be recognized over the fiscal years 2007 through 2009.

The Company recognized $14,000 in compensation cost relating to the vesting of stock options that were granted in prior fiscal years in the third quarter of fiscal year 2007, and recognized $41,000 in such costs in the first nine months of fiscal year 2007.  The Company recognized $33,000 in compensation cost relating to the vesting of the 2005 performance based stock awards and $34,000 relating to the vesting of the 2007 performance based stock awards in the third quarter of fiscal year 2007, and recognized $100,000 and $34,000 in the first nine months of that fiscal year relating to the vesting of the 2005 and 2007 awards, respectively.

(5)           Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	April 30,	July 31,
	2007	2006
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
	15,361	15,361

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other creosote related assets	131	131
Other penta related assets	7,288	7,288
MSMA product registrations and related assets	48	48
Sodium penta licensing agreement	320	320
Animal health trademarks	364	364
Other animal health related assets	6,165	6,165
Loan costs	124	124
	18,440	18,440

Total intangible assets	33,801	33,801

Less accumulated amortization	(9,414)	(7,353)
	$24,387	$26,448

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,515	$1,515
Other	108	152
	$1,623	$1,667

Amortization expense was approximately $687,000 and $2.1 million for the three and nine month periods ended April 30, 2007, and $643,000 and $1.9 million for the three and nine month periods ended April 30, 2006.

(6)           Dividends.  Dividends of approximately $396,000 ($0.0375 per share) and approximately $331,000 ($0.0375 per share) were declared and paid in the third quarter of fiscal years 2007 and 2006, respectively.  Dividends of approximately $395,000 ($0.0375 per share) and approximately $329,000 ($0.0375 per share) were declared and paid in the first quarter of fiscal years 2007 and 2006, respectively.

(7)           Business Segment Information.  The Company operates four business segments organized around its four product lines: pentachlorophenol (penta) products; creosote; animal health products; and agricultural products.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Revenues
Penta	$7,882	$6,502	$21,399	$20,309
Creosote	11,261	8,966	30,702	23,402
Animal Health	7,556	3,864	10,475	4,778
Agricultural Chemicals	1,337	1,684	2,168	2,445
	$28,036	$21,016	$64,744	$50,934

Depreciation and amortization
Penta	$623	$601	$1,855	$1,727
Creosote	74	73	222	220
Animal Health	227	112	672	181
Agricultural Chemicals	25	208	78	615
	$949	$994	$2,827	$2,743

Income (loss) from operations
Penta	$2,842	$2,171	$6,866	$6,359
Creosote	2,217	1,686	7,028	2,989
Animal Health	2,773	945	2,604	988
Agricultural Chemicals	(137)	(17)	(654)	(637)
	$7,695	$4,785	$15,844	$9,699

Capital expenditures
Penta	$55	$272	$259	$967
Creosote	—	—	23	—
Animal Health	14	6,233	144	6,233
Agricultural Chemicals	—	94	2	256
	$69	$6,599	$428	$7,456

	April 30,	July 31,
	2007	2006
	(Amounts in thousands)
Total assets
Penta	$23,601	$25,641
Creosote	18,224	11,115
Animal Health	23,950	17,499
Agricultural Chemicals	3,108	3,564
	$68,883	$57,819

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Amounts in thousands)

Revenues:
Total revenues for reportable segments	$28,036	$21,016	$64,744	$50,934
Total consolidated revenues	$28,036	$21,016	$64,744	$50,934

Profit or Loss:
Total profit for reportable segments	$7,695	$4,785	$15,844	$9,699
Interest income	106	36	399	223
Interest expense	(235)	(257)	(715)	(781)
Other profit or loss	(7)	(10)	(22)	(22)
Other corporate expense	(1,558)	(1,551)	(4,754)	(3,860)
Income before income taxes	$6,001	$3,003	$10,752	$5,259

	April 30,	July 31,
	2007	2006
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$68,883	$57,819
Cash and cash equivalents	7,727	11,168
Prepaid expenses and other current assets	627	1,108
Deferred tax assets	1,520	713
Other assets	1,829	1,894
Consolidated total	$80,586	$72,702

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Month Periods Ended April 30, 2007 compared with Three and Nine Month Periods Ended April 30, 2006

Segment Data

Segment data is presented for our four segments for the three and nine month periods ended April 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Revenues
Penta	$7,882	$6,502	$21,399	$20,309
Creosote	11,261	8,966	30,702	23,402
Animal Health	7,556	3,864	10,475	4,778
Agricultural Chemicals	1,337	1,684	2,168	2,445
	$28,036	$21,016	$64,744	$50,934

Depreciation and amortization
Penta	$623	$601	$1,855	$1,727
Creosote	74	73	222	220
Animal Health	227	112	672	181
Agricultural Chemicals	25	208	78	615
	$949	$994	$2,827	$2,743

Income (loss) from operations
Penta	$2,842	$2,171	$6,866	$6,359
Creosote	2,217	1,686	7,028	2,989
Animal Health	2,773	945	2,604	988
Agricultural Chemicals	(137)	(17)	(654)	(637)
	$7,695	$4,785	$15,844	$9,699

Capital expenditures
Penta	$55	$272	$259	$967
Creosote	—	—	23	—
Animal Health	14	6,233	144	6,233
Agricultural Chemicals	—	94	2	256
	$69	$6,599	$428	$7,456

The segment data should be read with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Sales Revenue and Gross Profit

Net sales revenue for the third quarter of fiscal year 2007 increased by 33.4% to $28.0 million as compared with $21.0 million in the third quarter of fiscal year 2006. For the third quarter, 18.7% of the increase in net sales revenue was contributed by the penta segment, 31.2% was from the creosote segment and 50.1% was from the animal health segment.  Agricultural chemicals sales were down 20.6% in the third quarter as compared with the prior year quarter.  Net sales revenue for the first nine months of fiscal year 2007 increased by 27.1% to $64.7 million as compared with $50.9 million in the same period of the prior fiscal year.  For the nine month period, the increase came 7.7% from penta, 51.8% from creosote and 40.4% from the animal health segment.  Sales of agricultural chemicals were down 11.3% for the nine months’ comparison.

In the third quarter of fiscal year 2007, penta revenues increased by $1.4 million, or 21.2%, and creosote revenues increased by $2.3 million, or 25.6%.  For the first nine months of fiscal year 2007, net sales revenues from penta increased

$1.1 million, or about 5.4%, from $20.3 million in fiscal year 2006, and creosote net sales revenues increased $7.3 million, or 31.2%, from $23.4 million in the same period of the prior fiscal year.  Demand for penta by utilities has been strong in fiscal year 2007.  Penta revenues increased on greater volume in both the third quarter and for the first nine months of fiscal 2007, as compared with the prior year.  In the creosote segment, the hurricanes early in fiscal year 2006 disrupted creosote operations, but volume rebounded strongly beginning late in the first quarter of that fiscal year as the Gulf Coast region rebuilt its infrastructure.  Creosote volume was down about 22.0% in the third quarter of fiscal year 2007 as compared with the prior year’s third quarter, a quarter which had been favorably affected by the Gulf Coast rebuilding effort.  The decrease in volume in the third quarter of fiscal year 2007 was also attributable to adverse weather conditions and delayed spring maintenance by major railroads, and volumes in the third quarter were off about 8.3% against average volumes in the two prior quarters.  Creosote volume was down about 9.0% over the first nine months as compared with the prior year.  The increase in our creosote revenues in the third quarter of fiscal year 2007 and in the first nine months of the fiscal year came from improved pricing.  We believe that strong demand from major railroads for crossties treated with creosote will continue through calendar 2007.

Animal health pesticides sales revenues increased by $3.7 million, or by 95.5%, in the third quarter to $7.6 million as compared with $3.9 million in the same period of the prior year.  Animal health segment sales revenues increased $5.7 million, or by 119.2%, in the first nine months of fiscal year 2007 to $10.5 million as compared with $4.8 million for that period in fiscal year 2006.  Almost all of the increase in the third quarter and in the first nine months of fiscal year 2007 over the prior year periods are attributable to our purchase in February 2006 of certain assets of the animal health pesticide business of Boehringer Ingelheim Vetmedica, Inc., and to the introduction of the Avenger™ ear tag for livestock that was a part of that purchase.  Agricultural chemical sales decreased by $347,000 in the third quarter of fiscal year 2007 as compared to the prior fiscal year period, and segment sales decreased $277,000 over the full nine months. This business was the subject of a $2.4 million impairment charge at the end of fiscal year 2006.  Revenue from the animal health pesticides and agricultural chemical segments is seasonal and weighted to the third and fourth quarters. Seasonal usage of animal health pesticides and agricultural chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural chemicals. The end users of some of our products, because of weather patterns, may delay or intermittently suspend field work during the planting season which may result in a reduction of the use of some products and therefore reduce our revenues and profitability. The combined revenues from products subject to significant seasonal variations represented approximately 17.6% of our fiscal year 2006 revenues.

Gross profit increased by $3.4 million, or by 50.0%, to $10.3 million in the third quarter of fiscal year 2007 from $6.9 million in the same quarter of the prior year.  Gross profit increased by $5.7 million, or by 32.6%, to $23.2 million in the first nine months of fiscal year 2007 from $17.5 million in the same period of the prior year.  Gross profit as a percentage of sales was 36.8% for the third quarter of fiscal year 2007 and 32.7% for the same quarter of fiscal year 2006.  Gross profit as a percentage of sales was 35.8% for the first nine months of fiscal year 2007 and 34.3% for the same period of the prior fiscal year.  For the third quarter, about $345,000 of the increase in gross profit was attributable to increased creosote net sales revenues.  Penta segment gross profit in the third quarter was up about $657,000 because of strong demand for penta-treated utility poles.  About $2.3 million of the increase in gross profit was attributable to greater animal health product sales, primarily due to the animal health products acquisition in February 2006 and the introduction in January 2007 of the new Avenger™ ear tag for livestock.  For the first nine months of fiscal 2007, creosote gross profit increased $2.7 million on greater net sales revenue for the period. Animal health gross profit increased $3.2 on greater sales primarily attributable to the animal health acquisition, and because we no longer sell these products under the transitional distribution agreement that was in place immediately after our acquisition of that business in February 2006.  A decline in penta gross profit of approximately $279,000 in the first nine months of fiscal 2007, as compared with the prior year period, partially offset the increases in creosote and animal health gross profit.  The decline in penta gross profits for the nine month period was due to a shift in sales from penta blocks to lower margin penta solutions sales.  We believe penta profit will not see any significant relief in fiscal year 2007 from the high penta raw material costs we have been experiencing since fiscal year 2005.  We also expect that we will continue to experience high creosote costs due to high costs of coal tar, the product from which creosote is produced.  Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $536,000 in the third quarter of fiscal year 2007 to $4.2 million, or 14.9% of net revenue, from $3.6 million, or 17.3% of net revenue, for the same quarter of the prior fiscal year.  Selling, general and administrative expenses increased $443,000 in the first nine months of fiscal year 2007 to $12.1 million, or 18.6% of net revenue, from $11.6 million, or 22.8% of net revenue, in fiscal year 2006.  Distribution expense declined $66,000 in the third quarter of fiscal year 2007 and $1.7 million in the first nine months of fiscal year 2007 as compared to the prior year, because we shifted to FOB pricing on certain of our products. However, in the first nine months of fiscal 2007, costs related to the animal health product lines acquired in February 2006 increased selling, general and administrative expenses by $1.6 million.  Product registration expenses related to agricultural chemicals were also up $215,000 in the first nine months compared to the prior year due to increased regulatory activity.

Interest Expense

Interest expense was $235,000 in the third quarter of fiscal year 2007 as compared with $257,000 in the same quarter of fiscal year 2006, and $715,000 for the full nine months as compared with $781,000 in the prior year.  The decrease in this fiscal year was because of principal reductions on outstanding indebtedness.

Income Taxes

Our effective tax rate for the third quarter of fiscal year 2007 was 37.1%, as compared with 38.3% for the same period of the prior year. Our effective tax rate was 36.7% in the first nine months of fiscal year 2007, and 38.0% in the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

Our net cash from operating activities was down approximately $1.0 million for the first nine months of fiscal year 2007.  Net income of $6.8 million and depreciation and amortization of $2.9 million were significant contributors to net cash in the first nine months of this fiscal year.  Inventory increased $5.7 million in the first nine months of fiscal year 2007, and $4.0 million of that increase was because of the combination of creosote volumes received late in the calendar year and weather related slowing of demand for creosote in the third quarter.  Animal health inventories increased about $2.4 million due to the expansion of the segment, but inventories in our other segments were down.  Our trade receivables were up $7.5 million, and about $4.6 million of the increase was attributable to the animal health sales cycle. Sales in our animal health and agricultural chemical segments are seasonal, and common industry practice is that sales are made on extended terms. We expect that animal health and agricultural chemical inventories and accounts receivable will decrease significantly in the fourth quarter as these segment sales are collected. In the first nine months of fiscal 2006, net cash from operating activities was $4.8 million on net income of $3.3 million.

Net cash used in investing activities in the first nine months of fiscal year 2007 was $473,000 as compared with $10.0 million in the prior year period.  Property and equipment purchased in fiscal year 2007 were for normal upgrades and replacements in the penta and animal health segments.  In the prior fiscal year we purchased additional animal health lines and expanded penta production at our Mexico facility.

In the first nine months of fiscal year 2007, we made principal payments of $1.2 million on our borrowings and $791,000 was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

As of May 16, 2007 we entered into a new credit agreement with our lender, Wachovia Bank, National Association.  The new credit agreement replaced existing credit facilities, and provided for both a revolving loan facility of up to $8.0 million and a term loan facility of $8.4 million.  Advances under the revolving loan facility mature on April 30, 2010, and advances under the term loan facility mature on January 31, 2013.  Advances under both the revolving and term loan facilities bear interest at a varying rate of LIBOR plus a margin based on our funded debt to EBITDA:

Ratio of Funded Debt to EBITDA	Margin

Equal to or greater than 2.5 to 1.0	2.75%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.75 to 1.0, but less than 2.0 to 1.0	1.70%
Equal to or greater than 1.0 to 1.0, but less than 1.75 to 1.0	1.20%
Less than 1.0 to 1.0	1.00%

The new credit facility is secured by our assets, including inventory, accounts receivable, equipment, and general intangibles, but excluding real property.  The new facility has restrictive covenants including the maintenance of a fixed charge coverage ratio of 1.25 to 1.0 and a ratio of funded debt to the sum of funded debt and owner’s equity of not more than 45%.

At April 30, 2007, we had not borrowed under our prior revolving loan facility, and our borrowing base availability under that facility was $5.0 million.  Management believes that the new revolving loan facility, combined with cash flows from operations, will adequately provide for our working capital needs for the next twelve months.

Long Term Obligations

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The principal balance of that indebtedness was $8.0 million at April 30, 2007.  The second installment of principal will be paid in June 2007.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank.  The combined principal balance of those two term loan facilities with Wachovia Bank was approximately $8.4 million at April 30, 2007.  Those two term loans have now been combined in the term loan facility entered into with Wachovia Bank as of May 16, 2007.  Currently the amount outstanding under the term loan facility bears interest at LIBOR plus 1%.  Principal on the term loan is payable in monthly installments of $138,000.  For the remainder of fiscal 2007, the interest spread over LIBOR for the term loan is expected to be 1.00%.

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

Income Taxes.  We have deferred tax assets that are reviewed periodically for recoverability.  Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels.  We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions that are entered into in the ordinary course of business, primarily from changes in foreign exchange rates. We generally do not utilize derivative financial instruments or hedging transactions to manage that risk; however, we did enter into an interest rate swap transaction in February 2003 that effectively fixed the interest rate on one of our term loans at 5.0% for the remainder of the loan’s term. An increase or decrease in interest rates would not affect our earnings or cash flow over the life of the term loan because the interest rate swap serves to fix the interest rate at 5.0%. Should the financial market’s expectations for interest rates in the future increase, then the value of the swap, recorded as an asset on the consolidated balance sheets, would increase. Conversely, a decrease in the financial market’s expectations for future interest rates would cause a decrease in the value of that recorded asset. It is possible that the future expectations for interest rates could decline enough to cause the swap to be recorded no longer as an asset, but as a liability, until the swap expires in December 2007.  At April 30, 2007, the market value of the swap was an asset of $37,000.

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

The preservation of wood railroad crossties represents the largest market for creosote in the United States. We believe that since January 2001, average annual purchases of wood crossties by United States and Canadian railroads have ranged from approximately 14.0 million to 20.0 million. In fiscal year 2006, purchases were near the high end of this range. If the current purchase rate declines, or if railroads shift significantly to a greater use of non-wood ties, such as those made with concrete or plastic, we will experience a decline in our creosote sales.

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

Our success is dependent on the management and leadership skills of our senior management team, including David L. Hatcher, our Chairman, J. Neal Butler, our Chief Executive Officer and President, John V. Sobchak, our Chief Financial Officer, and Roger C. Jackson, our General Counsel. The loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

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

Not applicable.

ITEM 5.                    OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for director made by shareholders for fiscal year 2008, if such recommendations are received in writing, addressed to the chair of the committee, Mr. Urbanowski, in care of the Company, at 10611 Harwin Drive, Suite 402, Houston, Texas 77036 by July 31, 2007.

ITEM 6.  EXHIBITS

(a)           The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment or confidential treatment has been requested.

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

10.34†	Sales Agreement with Koppers, Inc. dated May 8, 2007, and is incorporated in this report.

10.35	Credit Agreement with Wachovia Bank, National Association dated May 15, 2007, and is incorporated in this report.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the President and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the President and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: June 5, 2007
J. Neal Butler
President

By:	/s/ John V. Sobchak	Date: June 5, 2007
John V. Sobchak,
Chief Financial Officer