Form 10-K
period 2007-07-31
KMG CHEMICALS INC
filed 2007-10-16
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of $9.38 on the Nasdaq Global Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2007) was $50,070,918.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 12, 2007, there were 10,911,599 shares of the registrant’s common stock, par value $.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the November 27, 2007 annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1.                                                     BUSINESS

Company Overview

We manufacture, formulate and globally distribute specialty chemicals. We grow primarily by purchasing product lines and businesses that operate in segments of the specialty chemical industry that:

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

We have acquired and currently operate businesses engaged in the industrial wood preserving and agrochemical segments. We are a leading seller of the wood preserving chemicals pentachlorophenol, or penta, and creosote to industrial customers who use these preservatives primarily to extend the useful life of utility poles and railroad crossties. We are the only supplier of penta in North America, and we believe we are the only major supplier of creosote in the United States to wood treaters who do not produce creosote for their internal use. We are also developing a growing presence as a seller of agrochemicals, which include animal health pesticides and agricultural chemicals. Our animal health pesticides are used on cattle, swine and poultry to protect these animals from flies and other pests. Our agricultural chemicals include an herbicide used primarily for weed control in cotton and along highways.

For the twelve months ended July 31, 2007, we generated revenues of $89.8 million and net income of $8.8 million. On July 31, 2007, we had total long-term debt, including the current portion, of $14.1 million, cash and cash equivalents of $16.0 million and total stockholders’ equity of $56.4 million.

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

Our penta products include penta blocks, flakes, solutions, sodium penta and hydrochloric acid, a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States and that approximately 45% are treated with penta. We manufacture both solid penta blocks and penta flakes at our facility in Matamoros, Mexico. We sell solid penta to our customers, or make it into a liquid solution of penta concentrate at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. In the United States, we sell penta primarily in Alabama, Arkansas, Georgia, Louisiana, Mississippi and Missouri. The hydrochloric acid we produce as a byproduct of penta production is sold in Mexico for use in the steel and oil well service industries. Our penta segment constituted 32% of our net sales in fiscal year 2007, 39% in fiscal year 2006 and 35% in fiscal year 2005.

Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. We believe that since January 2001, average annual purchases of wood crossties by United States and Canadian railroads have ranged from approximately 14.0 million to 22.0 million. Almost all wood crossties are treated with creosote. We believe that less than 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our creosote segment constituted about 48% of our net sales in fiscal year 2007, 43% in fiscal year 2006 and 50% in fiscal year 2005.

Agrochemicals—Animal Health Pesticides and Agricultural Chemicals Segments.    We sell animal health pesticides to protect cattle, swine and poultry from flies and other pests. These animal health pesticides include oral larvicides, ear tags, sprays and dust products. We manufacture these products at our Elwood, Kansas facility or under agreements with third-party formulators. These products are sold under the trade names Avenger, Rabon, Ravap, Patriot and Annihilator, among others. We purchased the Rabon and Ravap product lines in fiscal years 2003 and 2004, respectively. The Rabon and Ravap products contain tetrachlorvinphos and include oral larvicides, insecticidal powders and liquid sprays. We sell these products in the United States and Canada. In February 2006, we expanded our presence in animal health pesticides by purchasing additional product lines, including ear tags for cattle, along with several liquid and dust formulations for livestock and their premises. These products are sold in the United States, Canada, Australia, Mexico and several other countries in Latin America. Our animal health pesticides segment comprised 16% of our net sales in fiscal year 2007, 12% in fiscal year 2006 and 8% in fiscal years 2005.

Our agricultural chemicals consist of an herbicide, known as MSMA, which we manufacture at our Matamoros, Mexico facility. Our MSMA herbicides are used primarily for weed control in cotton fields and along highways. MSMA is also used in Latin America to protect cotton and sugarcane fields. This product line was the subject of an impairment charge in fiscal year 2006 of $2.4 million. Our agricultural chemicals segment constituted 4% of our net sales in fiscal year 2007, 6% in fiscal year 2006 and 7% in fiscal year 2005.

Suppliers

We depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and cosolvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell under long term contracts from two suppliers, VFT Belgium N.V. and Koppers, Inc. Our creosote supply agreements with each of them provide that we purchase an agreed minimum volume of creosote in each calendar year at a fluctuating, mutually agreed or formula-based price. The creosote supply agreement we entered into with Koppers in fiscal year 2007 is for an initial term ending in 2017.

We generally have more than one source for raw materials for our animal health pesticides and agricultural chemicals. However, we have only one major supplier of the tetrachlorvinphos active ingredient used in our Rabon and Ravap products, from whom we buy under a supply agreement, and one minor supplier for that ingredient. Our major supplier for the active ingredient in our Rabon products sells us the product at an agreed price under a contract that expires July 2009 and is subject to automatic renewal. We also have only one supplier for two other animal health active ingredients, dichlorvos and endosulfan, but we have supply agreements for each of them. We believe that where we do not have supply contracts, the necessary raw materials are available from a variety of sources.

Customers

We sell our wood treating chemicals and our agrochemicals to approximately 135 customers. No customer accounted for 10% or more of our revenues in fiscal years 2007 or 2006, but one customer for our wood preserving chemicals, Koppers, accounted for approximately 10% of our revenues in fiscal year 2005. No other customer accounted for 10% or more of our revenues in fiscal years 2005. Assuming that the level of overall demand for wood preserving chemicals remains the same, we do not believe that the loss of any major customer, including Koppers, would have a material adverse effect on sales of our wood preserving chemicals.

Marketing

In fiscal year 2007, we marketed our wood preserving chemicals and animal health pesticides in the United States through five employees and one independent sales agent. We sell our MSMA products exclusively through Drexel Chemical Company in the United States, and produce MSMA for sale under their registration. In general, under our MSMA agreement with Drexel Chemical Company, we each cover our costs of production or sales and share equally in the profits. Outside the United States, we sell our products directly and through sales agents. The animal health pesticides line we purchased from Boehringer Ingelheim in February 2006 was marketed and sold by Boehringer Ingelheim as our sole United States distributor under a transition agreement that ended in July 2006. Since then we have been directly marketing these products.

Geographical Information

Sales made to customers in the United States were 96% of total revenues in fiscal year 2007, 97% in fiscal year 2006 and 98% in fiscal year 2005. The balance of our sales in each of those fiscal years was made to foreign customers, primarily in Latin America. As of the end of fiscal year 2007, our property, plant and equipment were allocated, based on book value, 68% in the United States and 32% in Mexico where our penta manufacturing facility is located.

Competition

There are only a few firms competing with us in the sale of our wood preserving chemicals and our other products. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

The principal wood preserving chemicals for industrial users are penta, creosote and chromated copper arsenate, or CCA. We supply United States industrial users with both penta and creosote, but not CCA. We are the only manufacturer of penta in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45%, or 900,000 utility poles, are treated with penta and that 5%, or 100,000 utility poles, are treated with creosote. The remaining poles are treated primarily with CCA. We believe that we have provided and will continue to provide the wood treating industry in the United States with most of its annual consumption of creosote not produced for internal use.

In the animal health pesticides segment, we compete with several companies, particularly in the production and marketing of ear tags. Two firms, Albaugh, Inc. and Luxembourg-Pamol, Inc., compete with us in the sale of MSMA. In addition, we compete for product sales in weed control in cotton fields with the glyphosate herbicides sold by several companies, including Monsanto Company.

Our wood preserving chemicals and our agrochemicals must be registered prior to sale under United States law. See “—Environmental and Safety Matters—Licenses, Permits and Product Registrations”. As a condition to registration, any company wishing to manufacture and sell these products must provide to the EPA substantial scientific research and testing data regarding the chemistry and toxicology of the products. This data must be generated by the applicant, or the applicant must purchase the information from other data providers. We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors, particularly those with lesser financial resources. While we have no reason to believe that the product registration requirement will be discontinued or materially modified, we cannot give any assurances as to the effect of such a discontinuation or modification on our competitive position.

Employees

As of the end of fiscal year 2007, we had a total of 118 full-time employees. Nineteen of our employees worked at our corporate offices in Houston, Texas, 71 at the Matamoros facility, 9 in Alabama, 15 in Kansas at our animal health operating facility and one each in Louisiana, Missouri, Virginia and North Carolina. None of our employees in the United States are represented by a labor union. Approximately 50% of our employees in Mexico are represented under a labor contract which was renewed in May 2007. We believe that we have good relations with our employees.

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

Licenses, Permits and Product Registrations.    Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico and other countries in which we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under agreements with other industry participants, we share most research and testing costs pertaining to our chemical products. We incurred expenses of approximately $1.5 million in fiscal year 2007, $1.2 million in fiscal year 2006 and $990,000 in fiscal year 2005 in connection with the research, testing and other expenses related to our participation in several industry task forces.

Environmental Regulatory Proceedings.    The Florida Department of Environmental Protection (“FDEP”) is cleaning up a Florida site known as the Seminole Refinery/St. Marks Refinery Site. In October 2003, we received correspondence from the FDEP regarding past operations of Idacon, Inc. on this site. One of our subsidiaries purchased substantially all of Idacon’s assets, which did not include the refinery site, in 1988. This site is alleged to be contaminated with dioxins, pentachlorophenol and other contaminants. The FDEP alleged in its October 2003 letter that we may be responsible for violations at the site. We have received no further correspondence or demands from the FDEP. We cannot assure you that the FDEP will not designate us as a potentially responsible party.

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

Our wood preserving chemicals, penta and creosote, which represented 80% of our total revenues in fiscal year 2007, are sold into mature markets. The principal consumers of our wood preserving chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroad companies.

Penta is used primarily to treat utility poles in the United States. In recent years, utility pole demand has generally declined, as we believe electric utilities in the United States have reduced their maintenance spending due to competitive pressures arising from deregulation. Although utility pole demand has recently increased, deregulation may continue to affect negatively the utility pole market.

The preservation of wood railroad crossties represents the largest market for creosote in the United States. We believe that since January 2001 average annual purchases of wood crossties by United States and Canadian railroads have ranged from approximately 14.0 million to 22.0 million. In fiscal year 2007, purchases reached the top end of this range but are now declining somewhat. If the current purchase rate continues to decline, or if railroads shift significantly to a greater use of non-wood ties, such as those made with concrete or plastic, we will experience a decline in our creosote sales.

A decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.

Increases in the price of our primary raw materials may decrease our profitability and adversely affect our liquidity and cash flow.

Chlorine is a key component in the manufacture of penta. The price we pay for chlorine has more than quadrupled since fiscal year 2002. Although we have been able to achieve significant price increases for penta since July 2002, these increases have not been sufficient to maintain the previous profitability of that product. High energy prices have increased the competition for creosote, since it can be burned as a fuel in certain markets and can be used as feed stock in the carbon black market. Creosote is produced by our suppliers from the distillation of coal tar. Coal tar supplies, particularly in the United States, are in short supply, a situation which we expect will continue indefinitely. Historically, the cost of our creosote has increased each year, and we believe that it will continue to increase.

The prices we pay for our raw materials have increased significantly in the last several years, and we have not always been able to pass those increases through to our customers fully and timely. In the future, we may be unable to pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross margins. Price increases for raw materials may also increase our working capital needs, which could affect adversely our liquidity and cash flow. For these reasons, we cannot assure you that raw material cost increases will not have a material adverse effect on our financial condition and results of operations.

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

Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta, creosote or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta, creosote and others included in certain of our products. Our ability to anticipate changes in regulatory, legislative, and industry requirements, or changes driven by supply-chain pressures, will be a significant factor in our ability to remain competitive. Further, we may not be able to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.

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

Our success is dependent on the management and leadership skills of our senior management team, including J. Neal Butler, our President and Chief Executive Officer, John V. Sobchak, our Chief Financial Officer, and Roger C. Jackson, our General Counsel. The loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

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

We have facilities in the United States and Mexico, and generate a portion of our sales in foreign countries, primarily in Latin America. In fiscal year 2007, our production facilities in Matamoros, Mexico comprised approximately 32% of our property, plant and equipment, and approximately 4% of our net sales were in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico and, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

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

We also have one long-term tank storage agreement with a commercial terminal facility where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our agrochemicals. Our bulk storage terminal is on the Mississippi River near New Orleans at Avondale, Louisiana. That terminal is used primarily for creosote imported by us from Europe. If our tank storage agreement is not renewed or is terminated, we believe we can obtain other suitable facilities.

ITEM 3.	LEGAL PROCEEDINGS

On August 8, 2007 a lawsuit was filed against us in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs Cleveland G. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. The plaintiffs are seeking damages in an unspecified amount and other remedies, including injunctive relief. We intend to defend the matter vigorously. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

Suit was filed in 1998 against KMG de Mexico respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The suit was filed in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. We have been defending this matter vigorously, and in October 2006 the lower court’s judgment in favor of our title was affirmed by the intermediate appellate court. That judgment has been appealed by the plaintiffs to the federal court (Tribunal Colegiado). The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.

We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES

Since May 2006, our common stock, par value $.01 per share, has traded on The Nasdaq Global Market (trading symbol KMGB), and prior to that date our common stock has been quoted on either the Nasdaq Capital Market or the Nasdaq National Market under the same symbol. As of October 12, 2007, there were 10,911,599 shares of Common Stock issued and outstanding held by approximately 500 shareholders of record, and more than 300 round lot holders. The following table represents:

•                                          the high and low sale prices for our common stock as reported by the Nasdaq Global Market during fiscal year 2007;

•                                          the high and low sale prices for our common stock as reported by the Nasdaq National Market during the period from May 1, 2006 through July 31, 2006;

•                                          the high and low sale prices for our common stock as reported by the Nasdaq Capital Market for the first, second and third quarters of fiscal year 2006; and

•                                          the semi-annual dividends we declared and paid during fiscal years 2006 and 2007.

	Common Stock Prices		Dividends Declared
	High	Low	Per Share	Amount
Fiscal 2007

First Quarter	$9.62	$7.50	$0.0375	$394,982
Second Quarter	10.75	8.81
Third Quarter	12.50	9.30	0.0375	395,799
Fourth Quarter	28.25	11.20

Fiscal 2006

First Quarter	$9.870	$6.270	$0.0375	$329,479
Second Quarter	8.650	6.250
Third Quarter	9.964	8.130	0.0375	330,642
Fourth Quarter	9.670	7.040

We intend to pay out a reasonable share of net cash provided by operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2008 of $.02 per share, or approximately $218,000. The quarterly dividend represents an increase in our annualized dividend rate from $0.075 per share to $0.08 per share. We have paid dividends on a semiannual basis, but in the future we plan to make dividend distributions on a quarterly basis. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.

We repurchased no shares in fiscal 2007.

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

The following table presents securities authorized for issuance pursuant to options granted under equity compensation plans (see note 14 to the notes to the consolidated financial statements included in this report):

Range of Exercise Price	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$ 2.48-5.00	429,500	7.8 years	$3.80	312,500	$3.62

The following table presents unvested, performance-based restricted stock awarded under equity compensation plans (see note 14 to the notes to consolidated financial statements included in this report):

Maximum Grants

2005 Awards	48,400
2007 Awards	39,750

In December 2003, we purchased certain penta distribution assets of Wood Protection Products, Inc., and granted an affiliate of the seller an option to acquire 175,000 shares of our common stock at an exercise price of $2.50 per share. The option was vested when granted, and is exercisable for five years. The issuance of the option was exempt pursuant to Section 4(2) of the Securities Act of 1933. The option holder has exercised 25,000 shares.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2007. The financial data for each of the three fiscal years ended July 31, 2007 has been derived from our audited consolidated financial statements included elsewhere in this report. The financial data for each of the two fiscal years ended July 31, 2004 has been derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Statement of Operations Data (1):
Net sales	$89,785	$71,016	$59,168	$43,610	$35,536
Cost of sales	58,942	47,158	41,102	30,859	24,245
Gross profit	30,843	23,858	18,066	12,751	11,291
Selling, general & administrative expenses	16,258	14,802	12,664	9,636	8,149
Impairment charge	—	2,368	—	—	—
Operating income	14,585	6,688	5,402	3,115	3,142

Interest expense	(945)	(1,044)	(620)	(364)	(162)
Other income	566	246	38	93	2
Total other (expense)	(379)	(798)	(582)	(271)	(160)
Income before income taxes	14,206	5,890	4,820	2,844	2,982
Provision for income taxes	(5,357)	(2,114)	(1,768)	(1,081)	(1,065)
Net income	$8,849	$3,776	$3,052	$1,763	$1,917

Earnings per share—basic	$0.84	$0.42	$0.39	$0.23	$0.26
Earnings per share—diluted	$0.80	$0.40	$0.37	$0.23	$0.25
Weighted average shares outstanding—basic	10,573	8,914	7,901	7,543	7,513
Weighted average shares outstanding—diluted	11,034	9,447	8,256	7,631	7,550

Cash Flow Data (1):
Net cash provided by operating activities	$8,968	$7,086	$7,563	$3,735	$3,095
Net cash used in investing activities	(802)	(10,967)	(13,442)	(11,816)	(4,424)
Net cash provided by (used in) financing activities	(3,330)	6,269	13,685	7,565	1,585
Payment of dividends	791	660	529	452	394
Depreciation and amortization	3,832	3,889	2,204	1,643	1,423
Impairment charge	—	2,368	—	—	—
Additions to property, plant and equipment	581	2,085	445	972	276

Balance Sheet Data (1):
Total assets	$81,233	$72,702	$61,103	$43,240	$32,337
Long-term debt, net of current portion	10,468	13,981	17,644	11,235	4,250
Total stockholders’ equity	56,410	46,918	32,888	24,590	23,029

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

Approximately 80% of our fiscal year 2007 revenues resulted from industrial wood preservation chemicals, with approximately 48% of those revenues attributable to creosote and 32% attributable to penta. Agrochemicals accounted for the remaining 20% of our fiscal year 2007 revenues, with 16% attributable to animal health pesticides and 4% attributable to our agricultural chemicals.

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

Our sales volumes, especially those of our wood preserving chemicals, have increased due to the continued strong demand for utility poles and railroad crossties and our ability to strengthen our market position.

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

In June 2005, we purchased certain penta assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical. The assets we purchased included product registrations and data, manufacturing equipment and certain other assets. The product registrations we acquired in the transaction are for the United States and Canada. Following this acquisition, we became the sole producer and registration holder for penta in North America. Basic Chemicals Company acquired the penta assets from Vulcan Materials Company immediately prior to our purchase as part of a larger purchase of the chemicals business of Vulcan Materials Company. The purchase price was $13.4 million, payable with $3.4 million from available cash at closing, and a $10.0 million promissory note. The promissory note is payable in five equal annual principal installments of $2.0 million plus interest at 4% per annum.

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

Results of Operations

Segment Data

Segment data is presented for our four segments for the three fiscal years ended July 31, 2007, 2006 and 2005. You should read the foregoing segment data in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

	Year Ended July 31,
	2007	2006	2005
	(Amounts in thousands)
Revenues:
Penta	$28,377	$27,862	$20,806
Creosote	43,645	30,674	29,199
Animal health pesticides	14,149	8,664	5,059
Agricultural chemicals	3,614	3,816	4,104

	89,785	$71,016	$59,168

Depreciation and amortization:
Penta	$2,485	$2,334	$886
Creosote	297	293	298
Animal health pesticides	899	409	150
Agricultural chemicals	100	821	817

	$3,781	$3,857	$2,151

Income (loss) from operations:
Penta	$9,504	$9,145	$6,102
Creosote	9,175	4,048	2,933
Animal health pesticides	3,112	1,537	1,015
Agricultural chemicals (1)	(533)	(3,235)	(368)

	$21,258	$11,495	$9,682

(1) Includes a non-cash impairment charge of approximately $2.4 million in fiscal year 2006.

Segment Revenue

The net sales revenues of the penta segment increased by $515,000 to $28.4 million in fiscal year 2007 from $27.9 million in fiscal year 2006, or a 1.8% increase. The penta revenue increase was the result of higher penta prices. Creosote segment revenues increased by $13.0 million to $43.6 million in fiscal year 2007 from $30.7 million in fiscal year 2006, a 42.3% increase. Our creosote revenues expanded in fiscal year 2007 on price increases as volume was down about 4.3% compared with fiscal year 2006. Demand for treated railroad crossties by major railroads continued at the upper end of the historic range since 2001 of between 14.0 million and 22.0 million crossties purchased annually. We expect that demand for wood treating chemicals will be flat in fiscal year 2008 relative to fiscal year 2007.

Animal health pesticides segment sales revenues increased by $5.5 million to $14.1 million in fiscal year 2007 from $8.7 million in fiscal year 2006, or a 63.3% increase. In February 2006 we purchased the animal health pesticide business of Boehringer Ingelheim, and the acquisition of those product lines and the introduction of a new ear tag product accounted for the increase in segment revenue over the prior fiscal year. Sales revenue in agricultural chemicals decreased on lesser volume by $202,000 to $3.6 million in fiscal year 2007 from $3.8 million in fiscal year 2006, or a 5.3% decrease caused by drought conditions and reduced cotton acreage in certain markets in the United States. Sales of our animal health and agricultural products are seasonal, and occur primarily in the second half of our fiscal year. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of agricultural chemicals. The end users of some of our products may, because of weather patterns, delay or intermittently disrupt field work during the planting season, which may result in a reduction of the use of some products and reduce our revenues and profitability. The combined revenues from products subject to seasonal variations represented about 20% of our total annual revenues. Their peak selling season is during the last two quarters of the fiscal year, and revenue and profit are concentrated in these periods.

Segment Income (Loss) from Operations

Income from operations of the penta segment increased by $359,000 to $9.5 million in fiscal year 2007 from $9.1 million in fiscal year 2006, or an increase of 3.9%, primarily because of higher revenue. In fiscal year 2007, creosote segment income from operations increased by $5.1 million to $9.2 million from $4.0 million in fiscal year 2006, or an increase of 127%, on higher creosote prices. Animal health pesticides segment income from operations increased by $1.6 million to $3.1 million in fiscal year 2007 from $1.5 million in fiscal year 2006, or an increase of 102%. Animal health pesticides segment volume increased, because of products acquired from Boehringer Ingelheim in fiscal year 2006, including the new Avenger ear tag we introduced in fiscal 2007. The interim marketing arrangement with Boehringer Ingelheim was terminated at the end of July 2006, and in fiscal year 2007 we experienced operating margins comparable to more normal levels for the segment. The agricultural chemicals segment had a loss of $533,000 in fiscal year 2007 as compared with a pre-impairment loss in fiscal year 2006 of $867,000.

Fiscal Year 2007 compared with Fiscal Year 2006 and
Fiscal Year 2006 compared with Fiscal Year 2005

Net Sales Revenue and Gross Profit

Fiscal Year 2007 vs. Fiscal Year 2006.   Net sales revenue increased from $71.0 million in fiscal year 2006 to $89.8 million in fiscal year 2007, an increase of 26.4%. For fiscal year 2007, penta net sales comprised 2.7% of the increase while 69.1% of the increase in net sales came from our creosote segment. Creosote prices increased significantly in fiscal year 2007, driven substantially by increases in our purchase cost for creosote. Approximately 29.2% of the increase in net sales revenue came from the animal health segment where we experienced increased volume because of the effect of sales of the products acquired from Boehringer Ingelheim in February 2006, including the introduction of the new Avenger ear tag. Agricultural chemical sales declined $202,000 on decreased volume.

Gross profit increased by $7.0 million, or 29.3%, to $30.8 million in fiscal year 2007. Gross profit as a percent of sales increased to 34.4% of sales in fiscal year 2007 as compared to 33.6% of sales in fiscal year 2006. The margin improvement in fiscal year 2007 came from the creosote and animal health segments, as penta margins were down in fiscal year 2007 on increased costs by approximately $500,000. Creosote gross profit increased $3.9 million on higher prices, even though we experienced a significantly higher cost from our suppliers, and our margin on sales improved to 27.2% of sales in fiscal year 2007 from 25.9% in the prior year. Gross profit in the animal health segment improved by $3.5 million, and margin increased to 44.5% from 32.9% in fiscal year 2006. The termination of the interim marketing arrangement with Boehringer Ingelheim positively affected animal health margins in fiscal year 2007. Because other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as cost of sales, our gross profit may not be comparable to that reported by other companies. Margins will continue to be impacted in fiscal year 2008 by the high costs of raw materials used to produce penta. Penta raw material costs for chlorine and phenol remained at high levels in fiscal year 2007 and the solvent used for penta solutions increased in cost approximately 13.7% over fiscal year 2006. We expect that penta raw material costs will continue at high levels throughout fiscal year 2008, maintaining pressure on our penta margins. We also expect that our creosote raw material costs will be under increased upward pressure in fiscal year 2008 and beyond, because the supply of creosote has begun to tighten.

In fiscal year 2006 MSMA market conditions deteriorated at the end the fiscal year and regulatory actions by EPA adversely affected the product line. We concluded that assets related to MSMA were impaired, and that an impairment charge of $2.4 million in fiscal year 2006 was required based on diminished future expected cash flows and a shorter expected useful life. The net value of the long-lived MSMA assets on our balance sheet at July 31, 2007 is $117,000 after the impairment charge. See note 5 to the consolidated financial statements.

Fiscal Year 2006 vs. Fiscal Year 2005.   Net sales revenue increased from $59.2 million in fiscal year 2005 to $71.0 million in fiscal year 2006, an increase of 20%. For fiscal year 2006, 60% of the increase in net sales came from our penta segment. Penta volume increased significantly in fiscal year 2006 due to the penta assets acquisition from Basic Chemicals Company late in fiscal year 2005. Approximately 12% of our increase in net sales revenue in fiscal year 2006 came from the creosote segment, principally due to creosote price increases. Approximately 30% of the increase in net sales revenue came from the animal health segment where we experienced increased volume, most of which was because of the effect of sales of the products acquired from Boehringer Ingelheim in February 2006. Agricultural chemical sales declined $288,000 on decreased volume and price.

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

Selling, General and Administrative Expenses

Fiscal Year 2007 vs. Fiscal Year 2006.    Selling, general and administrative expenses increased from $14.8 million in fiscal year 2006 to $16.3 million in fiscal year 2007, an increase of $1.5 million, or 9.8%. In January 2006, we transitioned sales of creosote and penta from a delivered basis to an FOB plant basis, reducing our distribution expense for those products by approximately $2.0 million in fiscal year 2007 as compared with 2006. We incurred additional expense in fiscal year 2007 of approximately $1.8 million, however, in connection with the animal health product lines we acquired in February 2006, including increased expense for personnel, product storage, advertising and promotions, and amortization of acquired intangibles. Our expenses for testing, data submission and other costs associated with our participation in product task forces increased to approximately $1.5 million in fiscal year 2007 from $1.2 million in fiscal year 2006, because of increased costs to support our MSMA products registrations. Performance stock awards to employees, shares issued to directors, and expense recognized for previously issued options increased by approximately $151,000 in fiscal year 2007. See note 1 to the consolidated financial statements.

Fiscal Year 2006 vs. Fiscal Year 2005.    Selling, general and administrative expenses increased from $12.7 million in fiscal year 2005 to $14.8 million in fiscal year 2006, an increase of $2.1 million, or 16.9%. In fiscal year 2006, our selling, general and administrative expenses included $4.7 million in distribution expense, as compared to $5.2 million in fiscal year 2005. Distribution expense was down significantly on the conversion of creosote and penta sales to an FOB basis. We also experienced increased expense for amortization of penta intangibles acquired in fiscal year 2005, and increased expense for supply chain disruptions caused by Hurricanes Katrina and Rita. Approximately $1.5 million of the increase in selling, general and administrative expense category was due to increased amortization expense. We temporarily lost the use of our creosote terminal near New Orleans due to Hurricane Katrina and incurred additional expense for a substitute interim terminal. We incurred additional expense in fiscal year 2006 of approximately $359,000 over the prior fiscal year for performance stock awards to employees, shares issued to directors and, with the adoption of FAS 123(R), we began expensing previously issued options. See note 1 to the consolidated financial statements. Our product permit fees increased approximately $238,000 in fiscal year 2006, primarily as a result of the acquisition of additional animal health products registrations and our product regulatory expense. Our expenses for testing, data submission and other costs associated with our participation in product task forces increased to approximately $1.2 million in fiscal year 2006 from $990,000 in fiscal year 2005, because of our purchase of penta registrations in June 2005 and increased costs to support our MSMA products registrations.

Interest Expense

Interest expense was $945,000 in fiscal year 2007 compared with $1.0 million in fiscal year 2006 and $620,000 in fiscal year 2005. The decrease in fiscal year 2007 was due to principal reductions during the year, and the increase in fiscal year 2006 over fiscal 2005 was due to increases in term loan borrowings to complete our acquisitions in wood preserving chemicals and animal health pesticides.

Income Taxes

Our effective tax rate was 38% in fiscal year 2007, as compared to 36% in fiscal year 2006 and 37% in fiscal year 2005.

In May 2006, the State of Texas enacted a new law that substantially changed its tax system. The law replaced the taxable-capital and earned surplus components of the current franchise tax with a new tax that is based on modified gross revenue. This new tax is referred to as the “Margin Tax” and was effective January 1, 2007. The change in the tax law has not had a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $9.0 million in fiscal year 2007, as compared with $7.1 million in fiscal year 2006. Net income and the adjustment for depreciation and amortization increased cash by a combined $12.7 million in fiscal year 2007. This was offset by an increase in fiscal year 2007 in accounts receivable of $3.8 million to $12.8 million from $9.1 million in fiscal year 2006, an increase of 41.2%. The increase was primarily a result of higher sales revenue. Inventories increased by $3.1 million to $13.1 million from $10.0 million in fiscal year 2006, an increase of 31.1%, due to increases in animal health inventory necessary to support higher sales volume and to higher than normal creosote inventory.

Net cash used in investing activities was $802,000 in fiscal year 2007 and $11.0 million in fiscal year 2006. In fiscal year 2007, we used approximately $581,000 of net cash for additions to property and plant, primarily in Matamoros, Mexico, and Tuscaloosa, Alabama. In fiscal year 2006, we used net cash to complete acquisitions in our animal health segment. Our acquisitions totaled $8.6 million in 2006. We also used approximately $2.1 million in fiscal year 2006, primarily to improve penta production capacity and operations at our Matamoros, Mexico and Tuscaloosa, Alabama facilities.

We used $3.3 million in net cash from financing activities in fiscal year 2007, but cash flows from financing activities provided $6.3 million in fiscal year 2006. In fiscal year 2007, we reduced the indebtedness incurred in fiscal year 2005 to finance our acquisition of the penta business from Basic Chemicals Company by $2.0 million. We also refinanced our term and revolving loan facilities with our lender, Wachovia Bank, in fiscal year 2007. Additionally, in fiscal year 2007 certain employees and directors exercised stock options granted in prior years. We used $1.5 million in net cash from financing activities in connection with the cashless exercise feature of those options, and the tax benefit on those exercised options was $2.4 million. In fiscal year 2006, we sold 1,710,000 shares and selling shareholders sold 1,510,000 shares of our common stock at a price of $6.51 per share (net of discounts and commissions). The net proceeds from the sale were $10.5 million. Principal repayments on all our indebtedness totaled $3.6 million in fiscal year 2007 (excluding the refinance of our indebtedness with Wachovia Bank) and $3.6 million in fiscal year 2006. We also paid cash dividends of $791,000 in fiscal year 2007 and $660,000 in fiscal year 2006.

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

The new credit facility is secured by our assets, including inventory, accounts receivable, equipment, and general intangibles, but excluding real property. The new facility has restrictive covenants including the maintenance of a fixed charge coverage ratio of 1.25 to 1.0 and a ratio of funded debt to the sum of funded debt and owner’s equity of not more than 45%. We were in compliance with our credit facility covenants as of July 31, 2007, and we expect to remain in compliance.

At July 31, 2007, we had not borrowed under our prior revolving loan facility, and our borrowing base availability under that facility was $8.0 million. Management believes that the new revolving loan facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum. The principal balance of that indebtedness was $6.0 million at July 31, 2007. The next installment of principal will be paid in June 2008.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank. The combined principal balance of those two term loan facilities with Wachovia Bank was approximately $8.4 million at April 30, 2007. Those two term loans are combined in the term loan facility entered into with Wachovia Bank as of May 16, 2007. Currently the amount outstanding under the term loan facility bears interest at LIBOR plus 1%. Principal on the term loan is payable in monthly installments of $138,000. For fiscal year 2008, the interest spread over LIBOR for the term loan is expected to be 1.00%.

Capital Expenditures

In fiscal year 2007 our capital expenditures were approximately $581,000 for normal improvements to our production facilities and controls, particularly in Matamoros, Mexico and in Tuscaloosa, Alabama. In fiscal year 2006, our capital expenditures, excluding acquisitions, were approximately $2.1 million, of which $1.4 million was incurred to expand our penta production capacity in Matamoros, Mexico and in Tuscaloosa, Alabama.

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $621,000 in fiscal year 2007, $643,000 in fiscal year 2006, and $531,000 in fiscal year 2005.

We expensed approximately $1.5 million for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2007, and approximately $1.2 million and $990,000 in fiscal years 2006 and 2005, respectively. The increased expense was due to increased activity in the product reauthorization process being conducted by the EPA and the acquisition of additional product registrations. We believe that total testing, data submission and other costs will be approximately $1.3 million in fiscal year 2008. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2007 are summarized in the following table (in thousands).

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than 5 Years

Long-term debt	$14,124	$3,656	$10,468
Estimated interest payments on debt (1)	1,764	713	1,051
Operating leases	3,012	1,064	1,946	$2
Other long-term liabilities (2)	364		364
Purchase obligations (3)	185,760	35,427	86,756	63,577
	$205,024	$40,860	$100,585	$63,579

(1) Estimated payments are based on forecast interest rates as of August 2007.

(2) Post retirement benefit obligations are included.

(3) Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices. As a result we generally expect to be able to pass on the costs of raw materials at those future prices as a component of our product sales.

Outlook for Fiscal Year 2008

Demand for utility poles treated with penta and railroad ties treated with creosote was strong in fiscal year 2007, favorably impacting our sales for our wood treating chemicals. We expect that demand for wood treating chemicals will be flat in fiscal year 2008 relative to fiscal year 2007. The supply of creosote tightened during portions of fiscal year 2007. Creosote is a byproduct of the coal tar distillation process, and in some parts of the world coal tar distillate is now being used for fuel because of high energy prices. Coal tar distillate is also sold into the carbon black market displacing petroleum products. Consequently, the average price we pay our suppliers is expected to increase due to higher oil prices. We will attempt to pass through the increasing cost of creosote to our customers, although no assurance can be given that we will be completely successful in that effort. Chlorine and phenol, important raw materials for penta production, are expected to remain close to current prices, thus maintaining pressure on penta margins.

We have successfully integrated the animal health insecticide business that we purchased in February 2006. We intend to continue growing our animal health segment in fiscal year 2008. As part of that effort, we have hired a sales representative for the Western United States and a sales representative based in Colombia to expand our animal health sales in South America. We are also exploring several animal health product line extensions in the United States.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) as of August 1, 2005.  FAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. See notes 1 and 14 to the notes to the consolidated financial statements included in this report for a discussion of the effects of the adoption of FAS 123(R).

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48, and the impact, if any, on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting principles that we believe are the most important to aid in fully understanding our financial results are the following:

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

Goodwill and Other Intangible Assets. The initial recording of goodwill and other intangibles requires estimation of the fair value of assets and liabilities using fair value measurements, which include quoted market price, present value techniques (estimate of future cash flows), and other valuation techniques. Additionally, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires goodwill and other intangible assets to be reviewed for possible impairment on an annual basis, or if circumstances indicate that impairment may exist. Determining fair value and implied fair value is subjective and often involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on the recording of intangible assets, whether or not an impairment loss is recognized and also the magnitude of the impairment loss. Our estimates of fair value are primarily determined using present value techniques of projected future cash flows. This approach uses significant assumptions such as multi-year sales projections with associated expenses. We have performed impairment analyses on our goodwill and intangible assets of indefinite life, which indicated as of July 31, 2007 an impairment loss was not appropriate.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates. We generally do not utilize derivative financial instruments or hedging transactions to manage that risk.

Our indebtedness as of July 31, 2007 consisted of a $6.0 million promissory note with a fixed annual interest rate of 4%, and term loan under our credit facility with Wachovia Bank of $8.1 million, with an interest rate that floats with LIBOR. The fixed rate note is not subject to fluctuations in interest rates. In addition to the $8.1 million term debt with Wachovia Bank, we also have an $8.0 million revolving credit facility with Wachovia Bank, both of which were put into place in May 2007. The revolving loan did not have any borrowings against it as of July 31, 2007.

The following analysis presents the sensitivity of earnings and cash flow to hypothetical changes in interest rates. Since the existing credit facility was established in May 2007, the impact of changes in interest rate is measured against the scheduled outstanding debt for fiscal 2008. The term note is scheduled to have an average outstanding balance of $7.3 million during fiscal 2008. A 1% change in the LIBOR interest rate would add approximately $73,000 to interest expense.

We have minimal exposure to foreign currency exchange rates. Less than 1% of our sales have been in Mexican pesos. Virtually all of our other sales are in United States dollars.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[This page intentionally blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. (the “Company”) as of July 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc., as of July 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective August 1, 2005.

/s/ UHY LLP

Houston, Texas
October 15, 2007

[This page intentionally blank]

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2007 AND 2006 (in thousands, except for share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,004	$11,168
Accounts receivable:
Trade, net of allowances of $48 at July 31, 2007 and $35 at July 31, 2006	11,709	8,832
Other	1,136	264
Inventories	13,067	9,971
Current deferred tax asset	159	57
Prepaid expenses and other current assets	537	712
Total current assets	42,612	31,004

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,808	13,463
Accumulated depreciation and amortization	(5,345)	(4,314)
Net property, plant and equipment	8,463	9,149

DEFERRED TAX ASSET	872	656
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	23,696	26,448
OTHER ASSETS	1,812	1,667
TOTAL	$81,233	$72,702

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,144	$5,950
Accrued liabilities	2,014	1,649
Current deferred tax liability	43	33
Current portion of long-term debt	3,656	3,663
Current portion of deferred rent	86	86
Total current liabilities	13,943	11,381

LONG-TERM DEBT, net of current portion	10,468	13,981
DEFERRED RENT, net of current portion	48	134
OTHER LONG-TERM LIABILITIES	364	288
Total liabilities	24,823	25,784

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued

Common stock, $.01 par value, 40,000,000 shares authorized. 10,774,224 shares issued and outstanding at July 31, 2007 and 10,677,119 shares issued and 10,532,856 shares outstanding at July 31, 2006	108	107

Additional paid-in capital	20,882	20,117
Treasury stock, at cost (0 shares at July 31, 2007 and 144,263 at July 31, 2006)	—	(721)
Accumulated other comprehensive income	—	53
Retained earnings	35,420	27,362
Total stockholders’ equity	56,410	46,918
TOTAL	$81,233	$72,702

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2007, 2006 AND 2005 (in thousands, except per share data)

	2007	2006	2005

NET SALES	$89,785	$71,016	$59,168

COST OF SALES	58,942	47,158	41,102

Gross Profit	30,843	23,858	18,066

OPERATING COSTS:
Selling, general and administrative expenses	16,258	14,802	12,664
Impairment charge - MSMA assets	—	2,368	—

Total operating costs	16,258	17,170	12,664

Operating income	14,585	6,688	5,402

OTHER INCOME (EXPENSE):
Interest and dividend income	560	281	73
Interest expense	(945)	(1,044)	(620)
Other, net	6	(35)	(35)

Total other expense	(379)	(798)	(582)

INCOME BEFORE INCOME TAXES	14,206	5,890	4,820

Provision for income taxes	(5,357)	(2,114)	(1,768)

NET INCOME	$8,849	$3,776	$3,052

EARNINGS PER SHARE:
Basic	$0.84	$0.42	$0.39
Diluted	$0.80	$0.40	$0.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,573	8,914	7,901
Diluted	11,034	9,447	8,256

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2007, 2006 AND 2005 (in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT AUGUST 1, 2004	7,730	78	$3,671	$(900)	$18	$21,723	$24,590

Cash dividends						(529)	(529)
Stock options exercised	26		67				67
Shares issued in stock placement	1,200	12	5,665				5,677
Treasury shares issued			(50)	50			—
Comprehensive income:
Net income						3,052	3,052
Change in unrealized gain on interest rate swap (net of taxes of $6)					31		31
Total comprehensive income							3,083
BALANCE AT JULY 31, 2005	8,956	90	9,353	(850)	49	24,246	32,888

Cash dividends						(660)	(660)
Stock options exercised	11		38				38
25,737 treasury shares issued			(129)	129			—
Shares issued in stock placement	1,710	17	10,891				10,908
Direct costs of stock placement			(426)				(426)
Stock-based compensation			359				359
Tax benefit - nonqualified stock options exercised			31				31
Comprehensive income:
Net income						3,776	3,776
Change in unrealized gain on interest rate swap (net of taxes of $3)					4		4
Total comprehensive income							3,780
BALANCE AT JULY 31, 2006	10,677	107	20,117	(721)	53	27,362	$46,918

Cash dividends						(791)	(791)
Stock options exercised	97	1	(1,458)				(1,457)
144,263 treasury shares issued			(721)	721
Additional costs of stock placement			(5)				(5)
Stock-based compensation			510				510
Tax benefit - nonqualified stock options exercised			2,439				2,439
Comprehensive income:
Net income						8,849	8,849
Change in unrealized value on interest rate swap (net of taxes of $33)					(53)		(53)
Total comprehensive income							8,796
BALANCE AT JULY 31, 2007	10,774	108	$20,882	$0	$0	$35,420	$56,410

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2007, 2006 AND 2005 (in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,849	$3,776	$3,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,832	3,889	2,204
Amortization of loan costs included in interest expense	50	22	—
Impairment charge - MSMA assets	—	2,368	—
Stock based compensation	510	359	—
Bad debt expense (recovery)	13	(115)	70
Loss on disposal of property	157	5	1
(Gain) on termination of interest rate swap	(30)	—	—
Deferred rental income	(86)	(37)	—
Deferred income taxes	(307)	(905)	681
Changes in operating assets and liabilities:
Accounts receivable - trade	(2,890)	(750)	(1,220)
Accounts receivable - other	(872)	78	147
Inventories	(3,096)	(2,406)	1,838
Prepaid expenses and other current assets	175	(416)	(5)
Accounts payable	2,194	862	12
Accrued liabilities	469	325	783
Net cash provided by operating activities	8,968	7,055	7,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(581)	(2,085)	(445)
Product line purchases	—	(8,603)	(13,019)
Proceeds from sale of property	10	—	3
Proceeds from insurance claim	—	18	111
Collection of notes receivable	—	—	14
Proceeds from termination of interest rate swap	30	—	—
Additions to other assets	(261)	(297)	(106)
Net cash used in investing activities	(802)	(10,967)	(13,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings	8,400	—	10,000
Principal payments on borrowings	(11,921)	(3,591)	(1,530)
Proceeds from stock placement (net of related expenses)	—	10,482	5,677
Proceeds from exercise of stock options	83	38	67
Tax effect of exercise of nonqualified stock options	2,439	31	—
Payments of employee withholding tax for employee cashless exercise of employee stock options	(1,540)	—	—
Payment of dividends	(791)	(660)	(529)
Net cash (used in) provided by financing activities	(3,330)	6,300	13,685

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,836	2,388	7,806

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,168	8,780	974

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,004	$11,168	$8,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,008	$637	$549
Cash paid during the year for income taxes	$3,814	$2,853	$1,103

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General —KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture and sale of specialty chemicals in niche markets through its wholly-owned subsidiary, KMG-Bernuth, Inc. (“KMG Bernuth”). The Company sells two wood preserving chemicals—pentachlorophenol (“penta”) and creosote. The Company also sells animal health pesticides to protect livestock and poultry from flies and other pests, including insecticidal ear tags for cattle, and feed-through and pour-on insecticidal products for use on livestock and their premises. We also sell an herbicide product line to protect cotton crops from weed growth and for highway weed control.

The Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG-Bernuth. The Company has three main suppliers of creosote, which it sells throughout the United States. The Company contracts with third parties for the supply of the tetrachlorvinphos and other animal health active ingredients.

The Company’s significant accounting policies are as follows:

Principles of Consolidation —The consolidated financial statements include the accounts of KMG Chemicals, Inc., KMG-Bernuth, and KMEX. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments —The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2007 and 2006 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

Inventories —Inventories are valued at the lower of cost or market. Cost is determined using the first-in first-out (“FIFO”) method.

Property, Plant, and Equipment —Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Major renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.

Revenue Recognition —The Company has only one revenue recognition transaction in which our chemical products sold in the open market are recognized as revenue when risk of loss and title to the products transfers to customers, which usually occurs at the time a shipment is made.

Cost of Sales —Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs. In the case of products manufactured by the Company, direct and indirect manufacturing costs and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

Allowance for Doubtful Accounts —The Company provides an allowance for accounts receivable that it believes may not be collected in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $48,000 and $35,000 at July 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses —These expenses include selling expenses, product storage and handling costs and the cost (primarily common carrier freight) of distributing products to the Company’s customers. Corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses are also included.

Advertising Costs —Our policy is to expense advertising costs as they are incurred. Advertising costs were $537,000, $130,000 and $96,000 in fiscal years ended July 31, 2007, 2006 and 2005, respectively.

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

Earnings Per Share —Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

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

No options were granted in fiscal years 2007 and 2006. In fiscal 2005 the fair value of options granted under equity compensation plans was calculated to be approximately $279,000 for 50,000 shares ($5.59 per share) using the Black-Scholes option pricing model. The model assumed a volatility of 63%, a dividend yield of .9%, an expected term of 9.4 years, and a risk free rate of 4.2%. Volatility was calculated using the historical volatility of the Company’s stock. The Company has a history of no forfeitures or expirations, so none were assumed. All options have a 10-year contractual term upon vesting. The risk free rate is based on interest rates for Treasury notes of comparable term.

The total intrinsic value of options exercised in fiscal years 2007, 2006 and 2005 was approximately $6,431,000, $84,000, and $4,000 respectively. The total fair value of shares vested during those same years were $59,000, $101,000 and $384,000 respectively.

As of July 31, 2007 there was approximately $132,000 of total unrecognized compensation cost related to non-vested employee stock options. This cost is expected to be recognized over a weighted average period of 2.6 years. A summary of the status of the Company’s non-vested shares as of July 31, 2007 is presented below:

	Year Ended July 31, 2007
	Number of Shares	Weighted Average Fair Value per Share
Non-Vested on August 1, 2006	136,500	$3.11
Non-Vested Options Granted	—
Vested	19,500	$3.03
Forfeited/Expired	—
Non-Vested on July 31, 2007	117,000	$3.12

The effect on net earnings and earnings per share of the Company before and after application of the fair value recognition provision of FAS 123(R) to stock-based employee compensation for the fiscal years ended July 31, 2007 and 2006 are illustrated below:

	Year Ended July 31, 2007			Year Ended July 31, 2006
	Net Earnings Before Application of FAS 123R	Effect of Stock Based Compensation Expense	Net Earnings as Reported	Net Earnings Before Application of FAS 123R	Effect of Stock Based Compensation Expense	Net Earnings as Reported
	(Amounts in thousands, except per share data)			(Amounts in thousands, except per share data)
Earnings before income taxes	$14,716	$(510)	$14,206	$6,249	$(359)	$5,890
Provision for income taxes	(5,549)	192	(5,357)	(2,243)	129	(2,114)
Net Earnings	$9,167	$(318)	$8,849	$4,006	$(230)	$3,776
Earnings per share:
Basic	$0.87	(0.03)	$0.84	$0.45	$(0.03)	$0.42
Diluted	$0.83	(0.03)	$0.80	$0.42	$(0.02)	$0.40

The pro forma effect on net earnings and earnings per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards “Accounting for Stock-based compensation” (“FAS 123”), to Stock-based employee compensation for the fiscal year ended July 31, 2005 is illustrated below, amounts in thousands except per share data:

2005
Net earnings, as reported	$3,052
Add: Total stock-based employee compensation expense included in reported net earnings under intrinsic value based method for all awards, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(254)
Pro forma net earnings	$2,798
Earnings per share:
Basic, as reported	$0.39
Basic, pro forma	$0.35
Diluted, as reported	$0.37
Diluted, pro forma	$0.34

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

Concentrations of Credit Risks —Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Although the amount of credit exposure to any one institution may exceed federally insured amounts, the Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk. With respect to accounts receivable, such receivables are primarily from wood-treating manufacturers located worldwide and agriculture chemicals distributors in the United States. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2007, no customer represented 10% or more of the Company’s accounts receivable. At July 31, 2006, one customer represented 15% and another customer represented 11% of the Company’s accounts receivable.

Concentration of Suppliers —The Company purchases creosote primarily from two suppliers. In fiscal year 2007 and fiscal year 2006, creosote represented 49% and 43% of total net sales, respectively.

Concentration of Operations in Other Countries —The Company manufactures penta and MSMA at its plant in Matamoros, Mexico. Property, plant and equipment on the Company’s consolidated balance sheet of approximately $2,705,000 in 2007 and $3,112,000 in 2006 are assignable to the Company’s plant in Mexico. This concentration of operations outside of the Company’s home country exposes the Company to the risk that its operations may be disrupted in the future.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 was effective for the Company for financial statements issued subsequent to November 15, 2007. The new standard has not had any material impact on our financial position and results of operations.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48, and the impact, if any, on our consolidated financial statements.

Reclassifications —Certain reclassifications of prior year amounts have been made to conform to current year presentation.

Segment Reporting —For purposes of financial disclosure, the Company’s four business segment operations are organized around its four product lines. See note 15 to the notes to consolidated financial statements.

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

The purchased assets included product registrations and related data, manufacturing equipment, a non-compete agreement with the seller, and the seller’s inventory of finished product. The table below summarizes the allocation of the purchase price to the acquired assets:

Inventory	$430,780
Equipment	579,782

Total tangible assets	1,010,562

Non-compete agreement	85,770
Penta supply agreement	5,948,058
Product registrations	6,405,324

Total intangible assets	12,439,152

Total acquired assets	13,449,714

3.                                      INVENTORIES

Inventories are summarized as follows at July 31, 2007 and 2006 (in thousands):

	2007	2006

Chemical raw materials and supplies	$3,933	$3,500
Finished chemical products	9,134	6,471

	$13,067	$9,971

4.                                      PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2007 and 2006 (in thousands):

	2007	2006

Land	$666	$666
Buildings	5,364	4,902
Plant	781	776
Equipment	6,789	6,274
Leasehold improvements	132	125
	13,732	12,743
Less accumulated depreciation and amortization	(5,345)	(4,314)
	8,387	8,429
Construction-in-progress	76	720
Net property, plant and equipment	$8,463	$9,149

Approximately 32% of the Company’s property, plant and equipment is located in Matamoros, Mexico. Most of the remaining property, plant, and equipment is located at the Company’s formulation and distribution facilities in Elwood, Kansas and Tuscaloosa, Alabama.

Depreciation is computed using a straight-line method over the estimated useful lives of the assets. Depreciation expense was approximately $1,100,000, $1,308,000 and $1,081,000 in fiscal years 2007, 2006 and 2005, respectively. The estimated useful lives of classes of assets are as follows:

Asset Description	Life (Years)

Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	remaining life of the lease

5.                   IMPAIRMENT CHARGE

As a result of the deterioration in MSMA market conditions at the end of fiscal year 2006 and regulatory action taken by the United States Environmental Protection Agency (“EPA”), we concluded that assets related to MSMA were impaired, and that an impairment charge of $2.4 million in the fourth quarter of fiscal year 2006 was required based on diminished future expected cash flows and a shorter expected useful life. The net value of the long-lived MSMA assets on the Company’s balance sheet as of the end of fiscal year 2006 was $175,000 after the impairment charge. The impaired assets consist of registrations and property, plant and equipment related to the production of MSMA products at Matamoros, Mexico. This impairment charge was included in selling, general and administrative expenses in fiscal year 2006. The impairment charge appears solely in the agricultural chemicals business segment. The fair value of the long-lived MSMA assets, for purposes of determining the impairment charge, was calculated using an expected present value technique that assumed multiple cash flow scenarios reflecting the range of possible future outcomes. A risk free rate consisting of the interest rate earned by Treasury notes was employed to determine the present value of the future cash flow streams.

6.                   FOREIGN CURRENCY REMEASUREMENT

Monetary assets and liabilities and income items for KMEX are re-measured to U.S. dollars at current rates, and certain assets (notably plant and production equipment) are re-measured at historical rates. Expense items for KMEX are re-measured at average monthly rates of exchange except for depreciation and amortization expense. All gains and losses from currency re-measurement for KMEX are included in operations. Foreign currency re-measurement resulted in an aggregate exchange loss of approximately $4,000, $9,000 and $12,000 in fiscal years 2007, 2006 and 2005, respectively.

7.                   INCOME TAXES

The geographical sources of income before income taxes for each of the three years ended July 31 (in thousands):

	2007	2006	2005

United States	$13,748	$6,366	$3,934
Foreign	458	(476)	886

Income before income taxes	$14,206	$5,890	$4,820

The provision for income taxes for the years ended July 31 consisted of the following (in thousands):

	2007	2006	2005

Current:
Federal	$4,863	$2,438	$793
Foreign	175	286	191
State	594	297	122

	5,632	3,021	1,106

Deferred:
Federal	(184)	(410)	564
Foreign	(75)	(461)	48
State	(16)	(36)	50

	(275)	(907)	662

Total	$5,357	$2,114	$1,768

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2007 and 2006 (in thousands):

	2007	2006

Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$18	$13
Inventory	94	76
Accrued liabilities	5	15
Other	125	94

Total current deferred tax assets	$242	$198

Non-current deferred tax assets
Difference in depreciable basis of property	$856	$903
Deferred compensation	308	183

Total non-current deferred tax assets	$1,164	$1,086

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(126)	$(174)
Non-current deferred tax liabilities:
Inventory	(127)	(173)
Difference in amortization basis of intangibles	(165)	(225)
Other	—	(32)

Total non-current deferred tax liabilities	(292)	(430)

Net current deferred tax asset	$116	$24

Net non-current deferred tax asset (liability)	$872	$656

No valuation allowance has been provided for as the Company expects to fully realize its deferred tax assets in future years.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $3.7 million at July 31, 2007. Those earnings are considered to be permanently reinvested; accordingly, no provision for United States federal and/or state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

During calendar 2004, a new income tax law became effective in Mexico. The corporate income tax rate became 30% for calendar 2005, 29% for 2006 and 28% for 2007 and thereafter.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 34%, to earnings before income taxes for the years ended July 31, 2007, 2006, and 2005 (in thousands).

	2007	2006	2005

Income taxes at the federal statutory rate of 34%	$4,830	$2,003	$1,639
Effect of foreign operations	(9)	(13)	(62)
State income taxes, net of federal income tax effect	441	160	118
Other	95	(36)	73

Total	$5,357	$2,114	$1,768

8.                                      INTANGIBLE AND OTHER ASSETS

Intangible and other assets at July 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765

	15,361	15,361

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other creosote related assets	131	131
Other penta related assets	7,288	7,288
MSMA product registrations and related assets	48	48
Sodium penta licensing agreement	—	320
Animal health trademarks	364	364
Other animal health related assets	6,165	6,165
Loan costs	30	124
	18,026	18,440

Total intangible assets	33,387	33,801

Less accumulated amortization	(9,691)	(7,353)

	$23,696	$26,448
Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,740	$1,515
Other	72	152
	$1,812	$1,667

Amortization expense was approximately $2,700,000, $2,600,000 and $1,123,000 for fiscal years 2007, 2006 and 2005. The acquisition of animal health assets from Boehringer Ingelheim in fiscal year 2006 added approximately $54,000 to amortization expense in fiscal year 2006. The acquisition of the penta assets formerly owned by Vulcan Materials Company added approximately $1,667,000 to amortization expense in fiscal year 2006. The estimated amortization expense is projected to be approximately $2,676,000, $1,454,000, $636,000, $615,000 and $386,000 for fiscal years 2008 through 2012, respectively.

The Company performed its annual impairment analysis of goodwill and intangible assets not subject to amortization as of July 31, 2007 and 2006 and concluded that an impairment charge was not appropriate. The Company incurred an impairment on MSMA product registrations, which is an intangible asset subject to amortization. See note 5 to the consolidated financial statements.

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

The new credit facility is secured by our assets, including inventory, accounts receivable, equipment, and general intangibles, but excluding real property. The new facility has restrictive covenants including the maintenance of a fixed charge coverage ratio of 1.25 to 1.0 and a ratio of funded debt to the sum of funded debt and owner’s equity of not more than 45%. The Company is in compliance with credit facility covenants.

At July 31, 2007, we had not borrowed under our revolving loan facility, and our borrowing base availability under that facility was $8.0 million. Management believes that the new revolving loan facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum. The principal balance of that indebtedness was $6.0 million at July 31, 2007. The next installment of principal will be paid in June 2007.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank. The combined principal balance of those two term loan facilities with Wachovia Bank was approximately $8.4 million at April 30, 2007. Those two term loans have now been combined in the term loan facility entered into with Wachovia Bank as of May 16, 2007. Currently the amount outstanding under the term loan facility bears interest at LIBOR plus 1%. Principal on the term loan is payable in monthly installments of $138,000. For fiscal 2008, the interest spread over LIBOR for the term loan is expected to be 1.00%.

Interest expense incurred in fiscal year 2007 on indebtedness totaled $945,000. In fiscal year 2007, the Company terminated an interest rate swap established in February 2003 under its prior credit facility for a gain of $30,000.

Principal payments due under long-term debt agreements for the years ended July 31 are as follows (in thousands):

	Total	2008	2009	2010	2011	2012

Long-term debt	$14,124	$3,656	$3,656	$3,656	$1,656	$1,500

(1) Estimated payments are based on forecast interest rates as of August 2007.

10.                               COMMITMENTS AND CONTINGENCIES

Contractual Obligations —The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment. Its other long-term liabilities consist of obligations under a supplemental executive retirement plan. See note 12 to the notes to the consolidated financial statements. Our obligations to make future payments under certain contractual obligations as of July 31, 2007 are summarized in the following table (in thousands).

	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases	3,012	1,064	876	708	204	158	2
Other long-term liabilities (1)	364		364
Purchase obligations (2)	185,760	35,427	34,464	23,198	15,223	13,871	63,577
Total	189,136	36,491	35,704	23,906	15,427	14,029	63,579

(1)       Post retirement benefit obligations are included.

(2)       Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices. As a result we generally expect to be able to pass on the costs of raw materials at those future prices as a component of our product sales.

Rent expense relating to the operating leases was approximately $1,131,000, $1,053,000, and $948,000 in fiscal years 2007, 2006 and 2005, respectively.

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

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $1,500,000, $1,200,000 and  $990,000 in fiscal year 2007, 2006 and 2005, respectively. These costs are included in selling, general, and administrative expenses.

Litigation —The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of any of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.                RELATED PARTY TRANSACTIONS

In connection with the termination in 1998 of a “split-dollar insurance” plan with a former officer, the Company amortized a non-interest bearing note to compensation expense over a five-year period ending in fiscal year 2005. The amortization was $14,000 in fiscal years 2005.

12.                EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The Company makes matching contributions under this plan of up to 3% of the participant’s compensation. Company contributions to the plan totaled approximately $88,000, $63,000 and $48,000 in fiscal years 2007, 2006 and 2005, respectively.

In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. One executive was designated as a participant in August 2001, which resulted in $76,000, $69,000 and $63,000 of expenses for fiscal years 2007, 2006 and 2005, respectively. As of July 31, 2007, and 2006, the liability under this plan was $364,000 and $288,000, respectively.

13.                SIGNIFICANT CUSTOMERS

The Company had no customer to whom sales as a percentage of total sales was 10% or more in fiscal years 2007 and 2006, and had one customer to whom sales as a percentage of total sales was 10% in fiscal year 2005.

14.                STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

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

The Company adopted the 1996 Stock Option Plan (the “1996 Stock Plan”) on October 15, 1996, and reserved 700,000 shares of its common stock for issuance under that plan. The 1996 Stock Plan was amended in August 2003, and the maximum number of common shares that may be granted under it was increased to 1,070,000 shares. The Plan terminated by expiration of its original term on July 31, 2007, but options previously issued under the 1996 Stock Plan remain in effect. The 1996 Stock Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The 1996 Stock Plan is administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors. Subject to the terms of the 1996 Stock Plan, the Board of Directors or the committee has the authority to grant options, to amend, construe, and interpret the plan, and to make all other determinations and take any and all actions necessary or advisable for its administration. The directors, consultants, and key employees of the Company or any subsidiary were eligible to receive nonqualified options under the 1996 Stock Plan, but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options.

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

A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2007 is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($000)

Stock options on August 1, 2006	774,950	$4.17
Granted	0	$—
Exercised	(345,450)	$4.64
Forfeited/Expired	0	$—

Stock options outstanding on July 31, 2007	429,500	$3.80	7.80	$7,281
Stock options exercisable on July 31, 2007	312,500	$3.62	5.61	$5,354

No options were granted in fiscal years 2007 and 2006. In fiscal 2005 the fair value of options granted under equity compensation plans was calculated to be approximately $279,000 for 50,000 shares ($5.59 per share) using the Black-Scholes option pricing model. The model assumed a volatility of 63%, a dividend yield of .9%, an expected term of 9.4 years, and a risk free rate of 4.2%. Volatility was calculated using the historical volatility of the Company’s stock. The Company has a history of no forfeitures or expirations, so none were assumed. All options have a 10-year contractual term upon vesting. The risk free rate is based on interest rates for Treasury notes of comparable term.

The total intrinsic value of options exercised in fiscal years 2007, 2006 and 2005 was approximately $6,431,000, $84,000, and $4,000 respectively.

In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares by common stock at an exercise price of $2.50 per share. The option is exercisable for five years, and as of July 31, 2007 the holder has exercised 25,000 shares.

As of July 31, 2007 there was approximately $132,000 of total unrecognized compensation cost related to non-vested employee stock options. This cost is expected to be recognized over a weighted average period of 2.6 years.

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

The 2005 and 2007 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives measured across a three year period. The revenue growth objectives and average annual return on equity objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through July 31, 2007, 60% and 100% was projected to be the probable vesting for the 2005 and 2007 Series 1 awards, respectively, at the end of their measurement periods. Therefore, the 2005 Series 1 award was projected to have a fair value of approximately $145,000 to be recognized over the 23 months between the grant date and the vesting date. The 2007 Series 1 award was projected to have a fair value of approximately $242,000 to be recognized over 29.5 months.

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

The 2007 Series 2 award is subject to a performance requirement pertaining to the growth rate in the Company’s earnings per share over a three year measurement period. The earnings per share growth rate is estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through July 31, 2007, the 2007 Series 2 award was projected to have a fair value of $162,000 to be recognized over 29.5 months.

As of July 31, 2007, no shares have been vested from either the 2005 or 2007 awards, and there was a projected total unrecognized compensation cost related to non-vested share grants of approximately $329,000. This cost will be recognized over the fiscal years 2008 and 2009.

The Company recognized $54,000 in fiscal year 2007 in compensation cost relating to the vesting of stock options that were granted in prior fiscal years. The Company recognized $133,000 and $75,000 in fiscal year 2007 relating to the vesting of the 2005 and 2007 performance stock awards, respectively. At July 31, 2007, there were approximately 242,975 shares available for future grants under equity compensation plans (the 2004 Long-Term Incentive Plan).

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations, taking into account vested and unvested stock options whose strike price is less than the market price, in accordance with SFAS No. 128:

	Year Ended July 31, 2007
	Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share

Basic	$8,849	10,573	$0.84
Effect of dilutive securities – options and stock awards		461	(0.04)
Diluted	$8,849	11,034	$0.80

	Year Ended July 31, 2006
	Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share

Basic	$3,776	8,914	$0.42
Effect of dilutive securities - options and stock awards		533	(0.02)
Diluted	$3,776	9,447	$0.40

	Year Ended July 31, 2005
	Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share

Basic	$3,052	7,901	$0.39
Effect of dilutive securities - options and stock awards		355	(0.02)
Diluted	$3,052	8,256	$0.37

15.                BUSINESS SEGMENT INFORMATION

The Company operates in four business segments organized around its four product lines: pentachlorophenol (penta) products, creosote, animal health products and our herbicide products (MSMA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The penta segment manufactures and sells its penta products line, including penta blocks, flakes, solutions, and a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The creosote segment sells creosote products as a wood preservative for railroad crossties and utility poles. Our creosote suppliers distill coal tar, and creosote is a by-product of that process. The Company supplies industrial users with both penta products and creosote. The animal health segment sells pesticides products under the trade names Rabon, Ravap, Patriot and Annihilator. These pesticide products are used by domestic livestock and poultry growers to protect animals from flies and other pests. The Company’s agricultural chemicals segment sells products containing monosodium methanearsonic acids (MSMA). These herbicides are sold to protect cotton crops, primarily in the United States’ southern cotton-growing states and in California, and to state agencies to control highway weed growth.

Non-domestic net revenues in the penta segment were approximately $1,787,000, $1,005,000 and $1,013,000 in fiscal years 2007, 2006 and 2005. Non-domestic net revenues in the creosote segment were negligible in all years. Non-domestic net revenues in the animal health segment were $803,000, $301,000 and $62,000 in fiscal years 2007, 2006 and 2005, respectively. Non-domestic net revenues in the agricultural chemicals segment were approximately $969,000, $779,000 and $518,000 in fiscal years 2007, 2006 and 2005, respectively. The following table sets forth segment information for the past three fiscal years:

	2007	2006	2005
	(Amounts in thousands)

Revenues
Penta	$28,377	$27,862	$20,806
Creosote	43,645	30,674	29,199
Animal Health	14,149	8,664	5,059
Agricultural Chemicals	3,614	3,816	4,104
	$89,785	$71,016	$59,168

Depreciation and amortization
Penta	$2,485	$2,334	$886
Creosote	297	293	298
Animal Health	899	409	150
Agricultural Chemicals	100	821	817
	$3,781	$3,857	$2,151

Income (loss) from operations
Penta	$9,504	$9,145	$6,102
Creosote	9,175	4,048	2,933
Animal Health	3,112	1,537	1,015
Agricultural Chemicals (1)	(533)	(3,235)	(368)
	$21,258	$11,495	$9,682

Capital expenditures
Penta	$362	$1,437	$13,363
Creosote	23	—	—
Animal Health	197	6,343	—
Agricultural Chemicals	—	338	62
	$582	$8,118	$13,425

Total assets
Penta	$22,920	$25,641	$24,805
Creosote	16,223	11,115	12,180
Animal Health	18,401	17,499	6,969
Agricultural Chemicals	2,982	3,564	6,132
	$60,526	$57,819	$50,086

(1) Includes non-cash impairment charge of approximately $2,400,000 in fiscal year 2006. See note 5 to consolidated financial statements.

A reconciliation of total segment to consolidated amounts for fiscal years 2007, 2006 and 2005 is set forth in the table below.

	2007	2006	2005
	(Amounts in thousands)
Revenues:
Total revenues for reportable segments	$89,785	$71,016	$59,168
Other revenues	—	—	—
Total consolidated revenues	$89,785	$71,016	$59,168

Profit or Loss:
Total profit or loss for reportable segments	$21,258	$11,495	$9,682
Interest income	560	281	73
Interest expense	(945)	(1,044)	(620)
Other profit or loss	6	(35)	(35)
Other corporate expense	(6,673)	(4,807)	(4,280)
Income before income taxes	$14,206	$5,890	$4,820

Assets:
Total assets for reportable segments	$60,526	$57,819	$50,086
Cash and cash equivalents	16,004	11,168	8,780
Prepaid and other current assets	1,673	1,108	722
Deferred tax assets	1,031	713	81
Other assets	1,999	1,894	1,434
Consolidated total	$81,233	$72,702	$61,103

16.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2007

Net sales	$17,251	$19,457	$28,036	$25,041
Gross profit	6,089	6,750	10,313	7,691
Operating income	2,558	2,395	6,137	3,495
Income before income taxes	2,461	2,290	6,001	3,454
Net income	1,571	1,462	3,774	2,042

Per share data:

Earnings per share - basic	0.15	0.14	0.36	0.19
Earnings per share - diluted	0.14	0.13	0.34	0.19

Year Ended July 31, 2006

Net sales	$14,373	$15,544	$21,016	$20,083
Gross profit	5,055	5,528	6,874	6,401
Operating income	1,270	1,332	3,234	852
Income before income taxes	1,088	1,164	3,003	635
Net income	686	719	1,854	517

Per share data:

Earnings per share - basic	0.08	0.08	0.21	0.05
Earnings per share - diluted	0.07	0.08	0.20	0.05

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

ITEM 9B.                                            OTHER INFORMATION

None

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-11, a portion of Item 12 and Items 13-14 of Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders on November 27, 2007, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2007.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s 1996 Stock Option Plan was adopted and approved by its shareholders in 1996, and has been filed previously as Exhibit 10.4 to the Company’s report on Form 10-QSB12G filed on December 6, 1996. The 1996 Stock Option Plan terminated by expiration of its original term as of July 31, 2007, but options previously issued under the plan remain in effect. The 2004 Long-Term Incentive Plan was adopted and approved by the shareholders in 2004, and has been filed previously as Exhibit 10.21 to the Company’s report on Form 10-Q filed on December 15, 2004. The 2004 Long-Term Incentive Plan is currently the Company’s only equity compensation plan, and the following information is provided as of July 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	312,500	$3.62	242,975

Equity compensation plans not approved by security holders	None

Total	312,500	$3.62	242,975

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

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

10.34†	Sales Agreement with Koppers, Inc. dated May 8, 2007, and is incorporated in this report.

10.35	Credit Agreement with Wachovia Bank, National Association dated May 15, 2007, and is incorporated in this report.

21.1	Subsidiaries of the company.

23.1	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts		Additions
Reserves	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

Fiscal year July 31, 2007	$35,000	$13,000	$—	—		$48,000

Fiscal year July 31, 2006	$150,000		—	$(115,000	)(1)	$35,000

Fiscal year July 31, 2005	$80,000	$70,000	—	—		$150,000

(1) Reduction in valuation on review of allowance at July 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ J. Neal Butler	Date: October 15, 2007
J. Neal Butler, President
and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 15, 2007
John V. Sobchak, Vice President
and Chief Financial Officer

By:	/s/ David L. Hatcher	Date: October 15, 2007
David L. Hatcher,
Director and Chairman of the Board

By:	/s/ George W. Gilman	Date: October 15, 2007
George W. Gilman, Director

By:	/s/ Fred C. Leonard	Date: October 15, 2007
Fred C. Leonard III, Director

By:	/s/ Charles L. Mears	Date: October 15, 2007
Charles L. Mears, Director

By:	/s/ Charles M. Neff	Date: October 15, 2007
Charles M. Neff, Jr., Director

By:	/s/ Stephen A. Thorington	Date: October 15, 2007
Stephen A. Thorington, Director

By:	/s/ Richard L. Urbanowski	Date: October 15, 2007
Richard L. Urbanowski, Director