Form 10-Q
period 2007-10-31
KMG CHEMICALS INC
filed 2007-12-17
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

As of December 14, 2007, there were 10,970,383 shares of the registrant’s common stock outstanding.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	October 31, 2007	July 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,488	$16,004
Accounts receivable:
Trade, net of allowances of $48 at October 31, 2007 and $48 at July 31, 2007	8,497	11,709
Other	695	1,136
Inventories	14,929	13,067
Current deferred tax asset	159	159
Prepaid expenses and other current assets	524	537
Total current assets	46,292	42,612

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	13,933	13,808
Accumulated depreciation and amortization	(5,699)	(5,345)
Net property, plant and equipment	8,234	8,463

DEFERRED TAX ASSET	1,049	872
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	22,990	23,696
OTHER ASSETS	1,882	1,812
TOTAL	$84,225	$81,233

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,307	$8,144
Accrued liabilities	2,212	2,014
Deferred tax liability	43	43
Current portion of long-term debt	3,656	3,656
Current portion of deferred rent	86	86
Total current liabilities	15,304	13,943

LONG-TERM DEBT, net of current portion	10,054	10,468
DEFERRED RENT, net of current portion	27	48
OTHER LONG-TERM LIABILITIES	386	364
Total liabilities	25,771	24,823

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 10,933,599 shares issued and outstanding at October 31, 2007 and 10,774,224 shares issued and outstanding at July 31, 2007	109	108
Additional paid-in capital	21,590	20,882
Retained earnings	36,755	35,420
Total stockholders’ equity	58,454	56,410
TOTAL	$84,225	$81,233

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands except for per share data)

	Three Months Ended October 31,
	2007	2006

NET SALES	$21,323	$16,874

COST OF SALES	14,517	10,799

Gross Profit	6,806	6,075

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,227	3,274

Operating income	2,579	2,801

OTHER INCOME (EXPENSE):
Interest and dividend income	249	153
Interest expense	(198)	(243)
Other	(5)	(7)

Total other income (expense)	46	(97)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,625	2,704

Provision for income taxes	(954)	(978)

INCOME FROM CONTINUING OPERATIONS	$1,671	$1,726

DISCONTINUED OPERATIONS
Loss from operations of discontinued agricultural chemicals business segment, before income taxes	(186)	(243)
Income tax benefit	68	88

Loss from discontinued operations	(118)	(155)

NET INCOME	$1,553	$1,571

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.15	$0.16
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.14	$0.15

Diluted
Income from continuing operations	$0.15	$0.15
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.14	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,941	10,533
Diluted	11,228	11,066

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional		Accumulated Other		Total
	Shares Issued	Par Value	Paid-In Capital	Treasury Stock	Comprehensive Income	Retained Earnings	Stockholders’ Equity

BALANCE AT JULY 31, 2006	10,677	$107	$20,117	$(721)	$53	$27,362	$46,918
Cash dividends						(791)	(791)
Stock options exercised	97	1	(1,458)				(1,457)
Treasury shares issued, 144			(721)	721
Additional costs of stock placement			(5)				(5)
Stock based compensation			510				510
Tax benefit - nonqualified stock options exercised			2,439				2,439
Comprehensive income:
Net income						8,849	8,849
Change in unrealized value on interest rate swap (net of taxes of $33)					(53)		(53)
Total comprehensive income							8,796
BALANCE AT JULY 31, 2007	10,774	108	20,882	0	0	35,420	56,410

Cash dividends						(218)	(218)
Stock options/warrants exercised	155	1	410				411
Stock based compensation	5		147				147
Tax benefit - nonqualified stock options exercised			151				151
Net income						1,553	1,553
BALANCE AT OCTOBER 31, 2007	10,934	$109	$21,590	$0	$0	$36,755	$58,454

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended October 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,553	$1,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	956	945
Amortization of loan costs included in interest expense	3	6
Stock based compensation	147	47
Charge for impairment on assets of discontinued operations	102
Deferred rental income	(21)
Deferred income taxes	(177)	(187)
Changes in operating assets and liabilities:
Accounts receivable - trade	3,212	722
Accounts receivable - other	441	(14)
Inventories	(1,862)	(1,991)
Prepaid expenses and other current assets	13	193
Accounts payable	1,163	556
Accrued liabilities and other	220	403
Net cash provided by operating activities	5,750	2,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(125)	(260)
Additions to other assets	(71)	(6)
Net cash used in investing activities	(196)	(266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(414)	(414)
Proceeds from exercise of stock options	411
Tax benefit from exercise of stock options	151
Payment of dividends	(218)	(395)
Net cash used in financing activities	(70)	(809)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,484	1,176

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,004	11,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,488	$12,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$129	$159
Cash paid during the period for income taxes	$128	$249

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)                                  Basis of Presentation.  The following (a) condensed balance sheet as of July 31, 2007, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting, and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. These financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  As permitted under those requirements, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading.  The financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2007.

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

	Three Months Ended October 31,
	2007	2006
	(Amounts in thousands,
	except per share data)

BASIC EARNINGS PER SHARE:

Income from continuing operations	$1,671	1,726
Loss from discontinued operations	(118)	(155)
Net income	$1,553	$1,571

Weighted average shares outstanding	10,941	10,533

Basic earnings per share from continuing operations	$0.15	$0.16
Basic earnings per share on loss from discontinued operations	(0.01)	(0.01)
Basic earnings per share	0.14	$0.15

DILUTED EARNINGS PER SHARE:

Income from continuing operations	1,671	1,726
Loss from discontinued operations	(118)	(155)
Net income	$1,553	$1,571

Weighted average shares outstanding	10,941	10,533

Dilutive effect of options and stock awards	287	533

Weighted average shares outstanding, as adjusted	11,228	11,066

Diluted earnings per share from continuing operations	0.15	0.15
Diluted earnings per share on loss from discontinued operations	(0.01)	(0.01)
Diluted earnings per share	$0.14	$0.14

(3)                                   Discontinued Operations.  The Company has decided to discontinue operation of the MSMA product line previously comprising all of our agricultural chemical segment.  MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line.  MSMA product sales have not improved, and in November 2007 the U.S. EPA repeated that its original adverse regulatory decision had not changed.  The Company recognized an impairment charge of $2.4 million in fiscal year 2006.  We have recorded an impairment charge in the first quarter of fiscal year 2008 of $102,000 with respect to MSMA registrations and property, plant and equipment utilized in the discontinued operations at our Matamoros, Mexico facility.  The impairment charge is included in our loss from discontinued operations.  Our sales of MSMA products, reported in discontinued operations, for the first quarter of fiscal years 2008 and 2007 was $392,000 and $377,000, respectively.  Our pretax loss in the first quarter of fiscal years 2008 and 2007 was $186,000 and $243,000, respectively.

(4)                                  Inventories.  Inventories are summarized as follows:

	October 31,	July 31,
	2007	2007
	(Amounts in thousands)

Chemical raw materials and supplies	$10,409	$3,933
Finished chemical products	4,520	9,134

	$14,929	$13,067

(5)                                  Stock-Based Compensation.  The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values.  FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006.

A summary of option activity associated with compensation for the three months ended October 31, 2007 is presented below.  Options for 125,000 shares that were issued in conjunction with the Company’s purchase of the assets of Wood Protection Products in December 2003 were exercised in the first fiscal quarter of fiscal year 2008 at a price of $2.50 per share, but were not accounted for in the table below since they do not represent employee compensation.  No options have been granted in fiscal year 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($000)

Stock options on August 1, 2007	429,500	$3.80
Granted	0	$—
Exercised	(30,000)	$3.31
Forfeited/Expired	0	$—

Stock options outstanding on October 31, 2007	399,500	$3.83	6.86	$4,521
Stock options exercisable on October 31, 2007	284,500	$3.65	4.64	$3,273

As of October 31, 2007 there was approximately $122,000 of total unrecognized compensation cost related to non-vested employee stock options.  That cost is expected to be recognized over a weighted average period of 2.5 years.

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

Based on performance during the three year measurement period, 60% of the 2005 Series 1 award and 100% of the 2005 Series 2 award vested on August 1, 2007, subject to confirmation of attainment of performance by the availability of audited financial results.  On October 17, 2007, the Compensation Committee authorized the issuance of 36,784 shares of common stock under the 2005 Series 1 and Series 2 awards.

The 2007 Series 1 awards are subject to a performance requirements composed of certain revenue growth objectives and average annual return on equity objectives measured across a three year period.  These objectives are estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through October 31, 2007, 100% was projected to be the probable vesting for the 2007 Series 1 award at the end of its measurement period.  Therefore, the 2007 Series 1 award was projected to have a fair value of approximately $242,000 to be recognized over 29.5 months.

The 2007 Series 2 awards are subject to a performance requirement pertaining to the growth rate in the Company’s earnings per share over a three year measurement period. The earnings per share growth rate is estimated quarterly using the Company’s budget, actual results and long-term projections.  Based on performance through October 31, 2007, the 2007 Series 2 award was projected to vest 100% and to have a fair value of $162,000 to be recognized over 29.5 months.

As of October 31, 2007, no shares have been vested from the 2007 awards, and there was a projected total unrecognized compensation cost related to non-vested share grants of approximately $287,000.  This cost will be recognized over the remainder of  fiscal year 2008 and fiscal year 2009.

The Company recognized $10,000 in compensation cost relating to the vesting of stock options that were granted in prior fiscal years in the first quarter of fiscal year 2008.  The Company also recognized $41,000 relating to the vesting of the 2007 performance based stock awards in that same quarter.

(6)                                  Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	October 31,	July 31,
	2007	2007
	(Amounts in thousands)

Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765

	15,361	15,361

Intangible assets subject to amortization:

Creosote supply contract	4,000	4,000
Other creosote related assets	131	131
Other penta related assets	7,288	7,288
MSMA product registrations and related assets	—	48
Animal health trademarks	364	364
Other animal health related assets	6,165	6,165
Loan costs	30	30
	17,978	18,026

Total intangible assets	33,339	33,387

Less accumulated amortization	(10,349)	(9,691)

	$22,990	$23,696

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,810	$1,740
Other	72	72
	$1,882	$1,812

Amortization expense was approximately $676,000 and $687,000 for the three month periods ended October 31, 2007 and 2006, respectively.

(7)                                  Dividends.  Dividends of approximately $218,000 ($0.02 per share) and approximately $395,000 ($0.0375 per share) were declared and paid in the first quarter of fiscal 2008 and 2007, respectively. Starting in the first quarter of fiscal year 2008, the Company changed to a quarterly dividend payment from a semi annual dividend rate.

(8)                                  Accounting for Income Taxes.  The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective August 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of FIN 48 or as of the quarter ended October 31, 2007.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Fiscal years subsequent to 2003 remain open and subject to examination by U.S. federal, state tax jurisdictions, and in Mexico tax years subsequent to 2001 remain open and subject to examination.

(9)                                  New Accounting Standards.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS 141R is effective for the Company for business combinations for which the acquisition date is on or after the annual reporting period beginning August 1, 2009.

The statement may not be applied before that date.  Management is currently evaluating the requirements of SFAS 141R, and the impact, if any, on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for the Company for the fiscal year beginning August 1, 2009, with early adoption being prohibited.  We do not expect the new standard to have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of SFAS No. 159 and the impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. Management is currently evaluating the requirements of SFAS No. 157, and the impact, if any, on our consolidated financial statements.

 (10)                         Business Segment Information.  The Company operates three business segments organized around its three product lines: pentachlorophenol (penta) products; creosote and animal health products.

	Three Months Ended October 31,
	2007	2006
	(Amounts in thousands)

Revenues
Penta	$7,288	$7,297
Creosote	12,543	8,717
Animal Health	1,492	860
	$21,323	$16,874

Depreciation and amortization
Penta	$628	$613
Creosote	75	74
Animal Health	225	220
	$928	$907

Income (loss) from operations
Penta	$2,213	$2,429
Creosote	2,500	2,101
Animal Health	(119)	(405)
	$4,594	$4,125

Capital expenditures
Penta	$69	$167
Creosote	—	23
Animal Health	93	60
	$162	$250

Total assets
Penta	$22,053	$25,429
Creosote	17,491	13,473
Animal Health	17,332	17,170
	$56,876	$56,072

The prior year information has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 3.

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended October 31,
	2007	2006
	(Amounts in thousands)

Revenues:
Total revenues for reportable segments	$21,323	$16,874
Total consolidated revenues from continuing operations	$21,323	$16,874

Profit or Loss:
Total profit for reportable segments	$4,594	$4,125
Interest income	249	153
Interest expense	(198)	(243)
Other profit or loss	(5)	(7)
Other corporate expense	(2,015)	(1,324)
Income from continuing operations before income taxes	$2,625	$2,704

	October 31,	July 31,
	2007	2007

Assets:
Total assets for reportable segments	$56,876	$57,544
Total assets for discontinued operations	1,378	2,982
Cash and cash equivalents	21,488	16,004
Prepaid and other current assets	524	1,673
Deferred tax assets	1,208	1,031
Other assets	2,751	1,999
Consolidated total	$84,225	$81,233

(11)                            Subsequent Events.  We announced on October 24, 2007 that we had entered into a definitive agreement with Air Products and Chemicals, Inc. to purchase its high purity process chemicals business.  The proposed purchase includes certain chemical manufacturing equipment and facilities at Pueblo, Colorado and near Milan, Italy for a total purchase price of $74.6 million.  The purchase price includes estimated working capital to be acquired and accrued liabilities to be assumed of $27.5 million. The purchased assets comprise the high purity process chemicals business of the seller, a leading supplier of high purity wet process chemicals to the semiconductor industry.  High purity process chemicals are used in the production of semiconductors, liquid crystal displays and silicon wafers, and has applications in cleaning, etching, drying, edge bead removal and other uses for those products.  We have made arrangements to obtain financing for this potential acquisition, and the transaction is expected to close by the end of December 2007, subject to customary closing conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and globally distribute specialty chemicals. We operate businesses engaged in industrial wood preservation and animal health pesticides. Our wood preserving chemicals, penta and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health pesticides are used on cattle, swine and poultry to protect these animals from flies and other pests.

Results of Operations

Three Month Period Ended October 31, 2007 compared with Three Month Period Ended October 31, 2006

Segment Data

Segment data is presented for our three segments for the three month periods ended October 31, 2007 and 2006.

	Three Months Ended October 31,
	2007	2006
	(Amounts in thousands)

Revenues
Penta	$7,288	$7,297
Creosote	12,543	8,717
Animal Health	1,492	860
	$21,323	$16,874

Depreciation and amortization
Penta	$628	$613
Creosote	75	74
Animal Health	225	220
	$928	$907

Income (loss) from operations
Penta	$2,213	$2,429
Creosote	2,500	2,101
Animal Health	(119)	(405)
	$4,594	$4,125

Capital expenditures
Penta	$69	$167
Creosote	—	23
Animal Health	93	60
	$162	$250

Total assets
Penta	$22,053	$25,429
Creosote	17,491	13,473
Animal Health	17,332	17,170
	$56,876	$56,072

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report. The prior year information has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 3.

Sales Revenue and Gross Profit

Net sales revenue for the first quarter of fiscal year 2008 increased by 26.4% to $21.3 million as compared with $16.9 million in the first quarter of fiscal year 2007.  The net sales revenue from the penta segment was flat in the first quarter of fiscal year 2008 as compared to 2007, but net sales revenue increased 43.9% in the creosote segment and 73.5% in the animal health segment over the prior year period.

In the first quarter of fiscal year 2008, penta revenues were flat at $7.3 million as a small volume decrease was offset by a similar-sized increase in prices.  Although high oil prices raise the cost to utilities of using penta-treated poles, demand for the product has thus far held up.  Some wood treating customers, however, have begun installation of equipment to treat utility poles with competing products that are water-based and not affected by oil prices.  Creosote revenues increased on improved prices in the first quarter of fiscal year 2008 as compared with the prior year period by $3.8 million to $12.5 million, a 43.9% increase.  Creosote volume held steady in the first quarter of fiscal year 2008 near the top of the historical range.  We believe that strong demand from major railroads for crossties treated with creosote will continue in the near term, and product availability concerns that were an issue in the first quarter of 2007 have diminished.

Animal health pesticides sales revenues increased by $632,000, or by 73.5%, in the first quarter of fiscal year 2008 to $1.5 million as compared with $860,000 in the same period of the prior year.  The increase over the prior year period is attributable for the most part to off season sales of animal health pesticide products.  Revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters. Seasonal usage of animal health pesticides chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Revenues from products subject to significant seasonal variations represented less than 20% of our fiscal year 2007 revenues.

Gross profit increased by $731,000, or by 12.0%, to $6.8 million in the first quarter of fiscal year 2008 from $6.1 million in the same quarter of the prior year.  Gross profit as a percentage of sales declined to 31.9% for the first quarter in fiscal year 2008, and was 36.0% for the same quarter in fiscal year 2007.  About two-thirds of the gross profit increase came from higher pricing on creosote sold for treating utility poles, and the remainder came from the animal health segment.  The gross profit percentage decreased, however, because of the shift in sales mix toward greater creosote sales, a lower margin product line than penta or animal health.  We believe penta margins will not see any significant relief in fiscal year 2008 from high penta raw material costs. Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $953,000 in the first quarter of fiscal year 2008 to $4.2 million, or 19.8% of net revenue, from $3.3 million, or 19.4% of net revenue for the same quarter of the prior fiscal year.  Selling, general and administrative expenses saw increases in the first quarter over the prior year period in supply chain costs of approximately $218,000, increased employee costs of approximately $271,000, and increased accounting and legal services of approximately $282,000.  Supply chain increases consisted of property tax on inventory, rail car maintenance and creosote storage facility costs.  We also incurred expense of approximately $59,000 in the first quarter related to our pending acquisition of a high purity process chemicals business.

Interest Expense

Interest expense was $198,000 in the first quarter of fiscal year 2008 as compared with $243,000 in the same quarter of fiscal year 2007, because of reduced principal outstanding in the current quarter on indebtedness.

Income Taxes

Our effective tax rate was 36.4% in the first three months of fiscal years 2008 and 36.2% in the same period of the prior year.

Potential Acquisition of High Purity Process Chemicals Business

We announced on October 24, 2007 that we had entered into a definitive agreement with Air Products and Chemicals, Inc. to purchase its high purity process chemicals business.  The proposed purchase includes certain chemical manufacturing equipment and facilities at Pueblo, Colorado and near Milan, Italy for a total purchase price of $74.6 million.  The purchase price includes estimated working capital to be acquired and accrued liabilities to be assumed of $27.5 million. The purchased assets comprise the high purity process chemicals business of the seller, a leading supplier of high purity wet process chemicals to the semiconductor industry.  High purity process chemicals are used in the production of semiconductors, liquid crystal displays and silicon wafers, and has applications in cleaning, etching, drying, edge bead removal and other uses for those products.  We have made arrangements to obtain financing for this potential acquisition, and the transaction is expected to close by the end of December 2007, subject to customary closing conditions.

Discontinued Operations

We have decided to discontinue operation of the MSMA product line previously comprising all of our agricultural chemical segment.  MSMA market conditions deteriorated at the end fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. We concluded in fiscal year 2006 that assets related to MSMA were impaired, and that an impairment charge of $2.4 million in that fiscal year was required based on diminished future expected cash flows and a shorter expected useful life. MSMA product sales have not improved, and in November 2007 the U.S. EPA repeated that its original adverse determination had not changed.  In the first quarter of fiscal year 2008 we have recorded an additional impairment charge of $102,000 with respect to MSMA registrations and property, plant and equipment utilized in the discontinued operations at our Matamoros, Mexico facility.  Our sales of MSMA products, reported in discontinued operations, for the first quarter of fiscal years 2008 and 2007 was $392,000 and $377,000, respectively.  See note 3 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Our net cash from operating activities was $5.7 million for the first three months of fiscal year 2008.  Significant contributors to net cash thus far in fiscal year 2008 were net income of $1.5 million, decreased trade receivables of $3.2 million, and depreciation and amortization of $956,000.  The decrease in trade receivables primarily reflects the normal pattern of the collection of receivables from animal health segment sales and sales of MSMA products made in the third and fourth quarters of the prior year.  Inventory increased $1.9 million and accounts payable increased $1.2 million in the first quarter of fiscal 2008.  Approximately $1.7 million of the increase in inventory was due to creosote purchases, and the balance of the increase was attributable to raw material purchases to support the coming animal health production cycle.  In the first three months of fiscal 2007, net cash from operating activities was $2.3 million on net income of $1.6 million.

Net cash used in investing activities in the first three months of fiscal 2008 was $196,000 as compared with $266,000 in the prior year period, and was primarily related to normal purchases of property, plant and equipment.

In the first three months of fiscal year 2008, we made principal payments of $414,000 on our borrowings and $218,000 was paid in dividends.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a working capital line of credit under a credit facility with Wachovia Bank, National Association.  At October 31, 2007, we had not borrowed under that facility, and our borrowing base availability was $8.0 million.  Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The second installment was paid in June 2007.  The principal balance of that indebtedness was $6.0 million at October 31, 2007.  The next installment of principal will be payable in June 2008.

Our purchase of the Rabon animal health products business in fiscal 2003 and our acquisitions in fiscal 2004 were financed in part by two term loans under a senior credit facility with Wachovia Bank. The combined principal balance of those two term loans was approximately $8.4 million at April 30, 2007, but they were combined in the term loan facility entered into with Wachovia Bank as of May 16, 2007. The amount outstanding under the term loan facility as of October 31, 2007 was $7.7 million, and the loan bears interest at LIBOR plus 1%. Principal on the term loan is payable in monthly installments of $138,000. For fiscal year 2008, the interest spread over LIBOR for the term loan is expected to be 1.00%.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS 141R is effective for the Company for business combinations for which the acquisition date is on or after the annual reporting period beginning August 1, 2009.  The statement may not be applied before that date.  Management is currently evaluating the requirements of SFAS 141R, and the impact, if any, on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for the Company for fiscal year beginning August 1, 2009, with early adoption being prohibited.  We do not expect the new standard to have a material impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 to determine the impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. Management is currently evaluating the requirement of SFAS No. 157, and the impact, if any, on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting principles that we believe are the most important to aid in fully understanding our financial results were described in our report on Form 10-K for the year ended July 31, 2007, which description is incorporated herein by this reference.  The significant accounting princples described in the report on Form 10-K for the year ended July 31,2007 have not changed since that report.

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

As of October 31, 2007 and July 31, 2007, our indebtedness included a $6.0 million promissory note with a fixed annual interest rate of 4%, and term loan under our credit facility with Wachovia Bank. The amount outstanding on the term loan was $7.7 million as of October 31, 2007 and $8.1 million as of July 31, 2007, with an interest rate that floats with LIBOR. The fixed rate note is not subject to fluctuations in interest rates. In addition to the term debt with Wachovia Bank, we also have an $8.0 million revolving credit facility with Wachovia Bank. The revolving loan did not have any borrowings against it as of October 31, 2007 or July 31, 2007.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have previously reported that a lawsuit was filed against us in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs Cleveland G. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. There have been no significant development in this litigation since our last report. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We have previously reported that suit was filed against KMG de Mexico respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The suit was filed in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. There have been no significant developments in this litigation since our last report. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.

We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors contained in our report on Form 10-K for the fiscal year ended July 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the first quarter of fiscal year 2008.  However, our annual shareholders’ meeting was held on November 27, 2007.  At that meeting, the shareholders voted to elect all the nominees to our board of directors as follows:

Nominees	Votes For	Votes Against	Abstentions

David L. Hatcher	8,291,927	65,784	72,513

J. Neal Butler	8,291,745	65,966	72,513

George W. Gilman	8,297,098	60,613	72,513

Fred C. Leonard, III	8,296,998	60,713	72,513

Charles L. Mears	8,357,487	224	72,513

Charles M. Neff, Jr.	8,297,074	60,637	72,513

Stephen A. Thorington	8,352,458	5,253	72,513

Richard L. Urbanowski	8,316,851	40,860	72,513

The foregoing nominees compose our full board of directors.

The shareholders also voted to approve the appointment of UHY LLP as our independent registered public accounting firm for fiscal year 2008.  The vote was 8,392,351 for, 35,872 against and 2,000 abstentions.

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

(b)

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

10.34†	Sales Agreement with Koppers, Inc. dated May 8, 2007 filed as Exhibit 10.34 to the company’s report on Form 8-K filed May 9, 2007, and incorporated herein by this reference.

10.35	Credit Agreement with Wachovia Bank, National Association dated May 15, 2007 filed as Exhibit 10.35 to the company’s report on Form 8-K filed May 22, 2007, and incorporated herein by this reference.

10.36

Asset Purchase Agreement dated October 19, 2007 between the company and Air Products and Chemicals, Inc., filed as Exhibit 10.36 to the company’s report on Form 8-K filed October 24, 2007, and incorporated herein by this reference.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date:	December 17, 2007
J. Neal Butler,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	December 17, 2007
John V. Sobchak,
Chief Financial Officer