Form 10-Q
period 2008-01-31
KMG CHEMICALS INC
filed 2008-03-17
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

As of March 17, 2008, there were 10,990,141 shares of the registrant’s common stock outstanding.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	January 31, 2008	July 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,677	$16,004
Accounts receivable:
Trade, net of allowances of $401 at January 31, 2008 and $48 at July 31, 2007	31,875	11,709
Other	2,507	1,136
Inventories, net of allowances for obsolescence of $571 at January 31, 2008 and $0 at July 31, 2007	25,379	13,067
Current deferred tax asset	159	159
Prepaid expenses and other current assets	1,402	537
Total current assets	64,999	42,612

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	62,848	13,808
Accumulated depreciation and amortization	(6,233)	(5,345)
Net property, plant and equipment	56,615	8,463

DEFERRED TAX ASSET	1,248	872
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	23,899	23,696
OTHER ASSETS	1,882	1,812
TOTAL	$152,421	$81,233

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,768	$8,144
Accrued liabilities	5,419	2,014
Deferred tax liability	43	43
Current portion of long-term debt	7,500	3,656
Current portion of deferred rent	86	86
Total current liabilities	28,816	13,943

LONG-TERM DEBT, net of current portion	62,042	10,468
DEFERRED RENT, net of current portion	5	48
OTHER LONG-TERM LIABILITIES	1,289	364
Total liabilities	92,152	24,823

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 10,990,141 shares issued and outstanding at January 31, 2008 and 10,774,224 shares issued and outstanding at July 31, 2007	109	108
Additional paid-in capital	21,902	20,882
Accumulated other comprehensive income	150	0
Retained earnings	38,108	35,420
Total stockholders’ equity	60,269	56,410
TOTAL	$152,421	$81,233

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands except for per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007

NET SALES	$31,452	$19,003	$52,775	$35,877

COST OF SALES	21,313	12,263	35,830	23,061

Gross Profit	10,139	6,740	16,945	12,816

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,140	4,071	11,368	7,346

Operating income	2,999	2,669	5,577	5,470

OTHER INCOME (EXPENSE):
Interest and dividend income	171	140	420	293
Interest expense	(582)	(237)	(780)	(480)
Other	(25)	(8)	(30)	(15)

Total other income (expense)	(436)	(105)	(390)	(202)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,563	2,564	5,187	5,268

Provision for income taxes	(992)	(927)	(1,946)	(1,905)

INCOME FROM CONTINUING OPERATIONS	$1,571	$1,637	$3,241	$3,363

DISCONTINUED OPERATIONS
Income (loss) from operations of discontinued agricultural chemicals business segment, before income taxes	2	(274)	(183)	(517)
Income tax benefit (expense)	(1)	99	67	187

Income (loss) from discontinued operations	1	(175)	(116)	(330)

NET INCOME	$1,572	$1,462	$3,125	$3,033

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.14	$0.16	$0.30	$0.32
Income (loss) from discontinued operations	0.00	(0.02)	(0.01)	(0.03)
Net income	$0.14	$0.14	$0.29	$0.29

Diluted
Income from continuing operations	$0.14	$0.15	$0.29	$0.30
Income (loss) from discontinued operations	0.00	(0.02)	(0.01)	(0.03)
Net income	$0.14	$0.13	$0.28	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,010	10,536	10,957	10,535
Diluted	11,263	11,123	11,232	11,093

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional		Accumulated Other		Total
	Shares Issued	Par Value	Paid-In Capital	Treasury Stock	Comprehensive Income	Retained Earnings	Stockholders’ Equity

BALANCE AT JULY 31, 2006	10,677	$107	$20,117	$(721)	$53	$27,362	$46,918
Cash dividends	—	—	—	—	—	(791)	(791)
Stock options exercised	97	1	(1,458)	—	—	—	(1,457)
Treasury shares issued, 144	—	—	(721)	721	—	—	—
Additional costs of stock placement	—	—	(5)	—	—	—	(5)
Stock based compensation	—	—	510	—	—	—	510
Tax benefit - nonqualified stock options exercised	—	—	2,439	—	—	—	2,439
Comprehensive income:
Net income	—	—	—	—	—	8,849	8,849
Change in unrealized value on interest rate swap (net of taxes of $33)	—	—	—	—	(53)	—	(53)
Total comprehensive income	—	—	—	—	—	—	8,796
BALANCE AT JULY 31, 2007	10,774	108	20,882	0	0	35,420	56,410

Cash dividends	—	—	—	—	—	(437)	(437)
Stock options/warrants exercised	155	1	410	—	—	—	411
Stock based compensation	61	—	459	—	—	—	459
Tax benefit - nonqualified stock options exercised	—	—	151	—	—	—	151
Comprehensive income:
Net income	—	—	—	—	—	3,125	3,125
Gain on currency translation	—	—	—	—	150	—	150
Total comprehensive income	—	—	—	—	—	—	3,275
BALANCE AT JANUARY 31, 2008	10,990	$109	$21,902	$0	$150	$38,108	$60,269

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	January 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,125	$3,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,167	1,902
Amortization of loan costs included in interest expense	38	11
Stock based compensation	459	312
Charge for impairment on assets of discontinued operations	102	—
Bad debt expense	—	40
Deferred rental income	(50)	(43)
Deferred income taxes	(376)	(357)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	(8,320)	(965)
Accounts receivable - other	(1,370)	(26)
Inventories	(714)	(6,982)
Prepaid expenses and other current assets	(867)	278
Accounts payable	7,625	3,440
Accrued liabilities and other	1,194	(351)
Net cash provided by operating activities	3,013	292

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(529)	(374)
Cash used in connection with acquisition	(69,817)	—
Additions to other assets	(71)	(6)
Net cash used in investing activities	(70,417)	(380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing cost	(466)	—
Proceeds from borrowings	64,000	(828)
Principal payments on borrowings	(8,582)	—
Proceeds from exercise of stock options	411	—
Tax benefit from exercise of stock options	151	—
Payment of dividends	(437)	(395)
Net cash provided by (used in) financing activities	55,077	(1,223)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,327)	(1,311)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,004	11,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,677	$9,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$481	$311
Cash paid during the period for income taxes	$1,499	$2,105

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

BASIC EARNINGS PER SHARE:

Income from continuing operations	$1,571	$1,637	$3,241	$3,363
Income (loss) from discontinued operations	1	(175)	(116)	(330)
Net income	$1,572	$1,462	$3,125	$3,033

Weighted average shares outstanding	11,010	10,536	10,957	10,535

Basic earnings per share from continuing operations	$0.14	$0.16	$0.30	$0.32
Basic earnings per share on loss from discontinued operations	0.00	(0.02)	(0.01)	(0.03)
Basic earnings per share	$0.14	$0.14	$0.29	$0.29

DILUTED EARNINGS PER SHARE:

Income from continuing operations	$1,571	$1,637	$3,241	$3,363
Loss from discontinued operations	1	(175)	(116)	(330)
Net income	$1,572	$1,462	$3,125	$3,033

Weighted average shares outstanding	11,010	10,536	10,957	10,535

Dilutive effect of options and stock awards	253	587	275	558

Weighted average shares outstanding, as adjusted	11,263	11,123	11,232	11,093

Diluted earnings per share from continuing operations	$0.14	$0.15	$0.29	$0.30
Diluted earnings per share on loss from discontinued operations	0.00	(0.02)	(0.01)	(0.03)
Diluted earnings per share	$0.14	$0.13	$0.28	$0.27

(3)           Acquisition.  On December 31, 2007, the Company acquired the high-purity process chemicals (“HPPC”) business of Air Products and Chemicals, Inc. (“Air Products”).  The HPPC business sells high purity wet process chemicals to the semiconductor industry.  HPPC products are used primarily to clean and etch silicon wafers in the production of semiconductors.  In the purchase of the HPPC business, the Company acquired accounts receivable, inventory, property, plant and equipment, and intangible assets.  The Company also assumed certain accrued liabilities of the HPPC business.

The cost of the acquisition was approximately $70.8 million, which included $21.3 million for net working capital.  The Company also agreed to pay retention bonuses of approximately $1.0 million in the aggregate to certain HPPC employees within one year of the acquisition date.

The Company financed the acquisition with available cash, an amended and restated credit facility and a note purchase agreement. The Company will operate the HPPC business in the United States and in Europe through two newly formed subsidiaries, KMG Electronic Chemicals, Inc. and KMG Italia S.r.l.

The following table summarizes the total consideration paid in the acquisition (in thousands).

Cash paid to seller	$67,393
Employee retention bonus accrual	1,014
Other costs of acquisition	2,424
Total	$70,831

The acquisition included working capital, a 215,000 square foot manufacturing and warehouse facility in Pueblo, Colorado, as well as a manufacturing facility and additional warehouse near Milan, Italy.  The Company entered into a manufacturing agreement with Air Products under which they will continue to manufacture certain HPPC products at their Dallas, Texas facility as was done before the acquisition.  The Company assumed certain accrued liabilities associated with the HPPC business, including $514,000 for property taxes and $1.6 million for accrued payroll related liabilities in Italy.

The following table summarizes the preliminary purchase price allocation for the acquisition (in thousands).

Accounts receivable net of allowance	$11,832
Inventory, net of allowance	11,578
Property, plant and equipment	48,382
Intangible assets:
Non-compete agreement	94
Patent	73
Trademarks	47
Manufacturing agreement	943
Total intangible assets	1,157
Assumed liabilities	(2,118)
Total acquired assets, net of assumed liabilities	$70,831

The pro forma effect of the acquisition and the associated financing on the Company’s historical results for the three and six month periods ending January 31, 2008 and 2007 are presented in the following table as if the transaction had occurred on August 1, 2006 (in thousands, except earnings per share).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues	$47,961	$41,815	$92,222	$85,961
Operating income	4,601	3,795	9,901	10,355
Net income	2,149	1,461	4,762	4,715
Basic earnings per share	$0.20	$0.14	$0.43	$0.45

(4)            Discontinued Operations.  The Company has discontinued operation of the MSMA product line, which had comprised the agricultural chemical segment.  MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line.  The Company recognized an impairment charge pertaining to MSMA of $2.4 million in fiscal year 2006, and recorded an additional impairment charge in the first quarter of fiscal year 2008 of $102,000.  Our sales of MSMA products for the second quarter of fiscal years 2008 and 2007, reported in discontinued operations, were $470,000 and $453,000, respectively, and $862,000 and $831,000 for the six months ended January 31, 2008 and 2007, respectively.  We had income of $1,000 in the second quarter of fiscal year 2008, and had a loss of $116,000 for the first six months of 2008 from discontinued operations.

(5)           Inventories.  Inventories are summarized in the following table (in thousands):

	January 31,	July 31,
	2008	2007

Chemical raw materials and supplies	$4,083	$3,933
Finished chemical products	21,296	9,134
	$25,379	$13,067

(6)           Stock-Based Compensation.  The Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors; including employee stock options based on estimated fair values.  FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006.

A summary of option activity associated with compensation for the six months ended January 31, 2008 is presented below.  No options have been granted in fiscal year 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($000)

Stock options on August 1, 2007	429,500	$3.80
Granted	0	$
Exercised	30,000	$3.31
Forfeited/Expired	0	$

Stock options outstanding on January 31, 2008	399,500	$3.83	7.62	$4,896
Stock options exercisable on January 31, 2008	384,500	$3.65	5.39	$3,540

As of January 31, 2008 there was approximately $111,710 of total unrecognized compensation cost related to non-vested employee stock options.  That cost is expected to be recognized over a weighted average period of 2.5 years.

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

Based on performance during the three year measurement period, 60% of the 2005 Series 1 award and 100% of the 2005 Series 2 award vested on August 1, 2007, subject to confirmation of attainment of performance by the availability of audited financial results.  On October 17, 2007, the Compensation Committee authorized the issuance of 36,784 shares of common stock under the 2005 Series 1 and Series 2 awards, and those shares were issued on November 6, 2007.

The 2007 Series 1 awards are subject to a performance requirements composed of certain revenue growth objectives and average annual return on equity objectives measured across a three year period.  These objectives are estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through January 31, 2008, 100% was projected to be the probable vesting for the 2007 Series 1 award at the end of its measurement period.  Therefore, the 2007 Series 1 award was projected to have a fair value of approximately $242,000 to be recognized over 29.5 months.

The 2007 Series 2 awards are subject to a performance requirement pertaining to the growth rate in the Company’s earnings per share over a three year measurement period. The earnings per share growth rate is estimated quarterly using the Company’s budget, actual results and long-term projections.  Based on performance through January 31, 2008, the 2007 Series 2 award was projected to vest 100% and to have a fair value of $162,000 to be recognized over 29.5 months.

As of January 31, 2008, no shares have been vested from the 2007 awards, and there was a projected total unrecognized compensation cost related to non-vested share grants of approximately $247,000.  This cost will be recognized over the remainder of fiscal year 2008 and fiscal year 2009.

The Company recognized $10,000 in compensation cost relating to the vesting of stock options that were granted in prior fiscal years in the second quarter of fiscal year 2008.  The Company also recognized $41,000 relating to the vesting of the 2007 performance based stock awards in that same quarter.

Also in the second quarter of fiscal year 2008, The Company granted 3,293 shares of common stock to each of the six non-employee directors.  The price of the Company’s stock at the date of the grant was $13.24 per share.  Accordingly, the expense recognized in the second quarter for the issuance of shares was $262,000.

(7)           Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	January 31,	July 31,
	2008	2007
	(Amounts in thousands)

Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
	15,361	15,361

Intangible assets subject to amortization (range of useful life):

Creosote supply contract (10 years)	4,000	4,000
Other creosote related assets (5 years)	131	131
Other penta related assets (3-5 years)	7,288	7,288
MSMA product registrations and related assets (discontinued operations)	—	48
Animal health trademarks (4-5 years)	364	364
Other animal health related assets(5-20 years)	6,165	6,165
HPPC related assets (3-15 years)	1,157	—
Loan costs (5-7 years)	496	30
	19,601	18,026

Total intangible assets	34,962	33,387

Less accumulated amortization	(11,063)	(9,691)
	$23,899	$23,696

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,811	$1,740
Other	71	72
	$1,882	$1,812

Amortization expense was approximately $678,000 and $1.4 million for the three month and six month periods ended January 31, 2008, respectively, and $687,000 and $1.4 million for the three and six month periods ended January 31, 2007, respectively.

(8)           Dividends.  Dividends of approximately $219,000 ($0.02 per share) were declared and paid in the second quarter of fiscal year 2008, and dividends of approximately $437,000 ($0.04 per share) have been paid in the first six months of fiscal year 2008.  Starting in the first quarter of fiscal year 2008, the Company changed to a quarterly dividend payment from a semi annual dividend rate.  Consequently, no dividends were declared or paid in the second quarter of fiscal year 2007, but dividends of $395,000 ($0.0375 per share) were paid in the first six months of fiscal year 2007.

(9)           Accounting for Income Taxes.  The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective August 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of FIN 48 or as of the quarter ended January 31, 2008.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Fiscal years subsequent to 2003 remain open and subject to examination by U.S. federal, state tax jurisdictions, and in Mexico tax years subsequent to 2001 remain open and subject to examination.

(10)         New Accounting Standards.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the party acquired at the acquisition date, measured at their fair values as of that date.  SFAS 141R is effective for the Company for business combinations for which the acquisition date is on or after the annual reporting period beginning August 1, 2009.  The statement may not be applied before that date.  Management is currently evaluating the requirements of SFAS 141R, and the impact, if any, on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 clarifies that a non controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for the Company for the fiscal year beginning August 1, 2009, with early adoption being prohibited.  We do not expect the new standard to have a material impact on our financial position and results of operations.

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

(11)         Foreign Currency Translation.  The assets and liabilities of the Company’s foreign subsidiaries have been translated into United States dollars using the exchange rates in effect at the balance sheet date. Results of operations have been translated using the average exchange rates during the year. Resulting translation adjustments have been recorded as a component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in the statement of operations as they occur.

(12)         Business Segment Information.  The Company operates five business segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals.

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Revenues
Penta	$6,642	$6,220	$13,929	$13,517
Creosote	13,252	10,724	25,796	19,441
Animal Health	2,949	2,059	4,441	2,919
Electronic Chemicals — North America	6,888	—	6,888	—
Electronic Chemicals — International	1,721	—	1,721	—
	$31,452	$19,003	$52,775	$35,877

Depreciation and amortization
Penta	$630	$619	$1,259	$1,232
Creosote	75	74	149	148
Animal Health	219	224	444	444
Electronic Chemicals — North America	220	—	220	—
Electronic Chemicals — International	54	—	54	—
Discontinued operations	—	26	14	53
Other — general corporate	13	14	27	25
	$1,211	$957	$2,167	$1,902

Segment income (loss) from operations
Penta	$1,891	$1,595	$4,104	$4,023
Creosote	2,547	2,709	5,047	4,811
Animal Health	167	235	48	(169)
Electronic Chemicals — North America	256	—	256	—
Electronic Chemicals — International	50	—	50	—
	$4,911	$4,539	$9,505	$8,665

Capital expenditures
Penta	$106	$37	$183	$203
Creosote	—	—	—	23
Animal Health	6	70	52	130
Electronic Chemicals — North America	32,673	—	32,673	—
Electronic Chemicals — International	17,030	—	17,030	—
Included in HPPC business acquisition	(49,539)	—	(49,539)	—
Other — general corporate	128	7	130	18
	$404	$114	$529	$374

Total assets
Penta			$21,551	$22,920
Creosote			17,640	16,223
Animal Health			19,339	18,401
Electronic Chemicals — North America			58,479	—
Electronic Chemicals — International			22,774	—
			$139,783	$57,544

The prior year information has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 4 to these financial statements.

A reconciliation of total segment information to consolidated amounts is as follows:

	January 31,	July 31,
	2008	2007

Assets:
Total assets for reportable segments	$139,783	$57,544
Total assets for discontinued operations	1,044	2,982
Cash and cash equivalents	3,677	16,004
Prepaid and other current assets	3,909	1,673
Deferred tax assets	1,407	1,031
Other assets	2,601	1,999
Consolidated total	$152,421	$81,233

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Revenues:
Total revenues for reportable segments	$31,452	$19,003	$52,775	$35,877
Total consolidated revenues from continuing operations	$31,452	$19,003	$52,775	$35,877

Income (loss) from operations:
Total income from operations for reportable segments	$4,911	$4,539	$9,505	$8,665
Interest income	171	140	420	293
Interest expense	(582)	(237)	(780)	(480)
Other profit or loss	(25)	(8)	(30)	(15)
Other corporate expense	(1,912)	(1,870)	(3,928)	(3,195)
Income from continuing operations before income taxes	$2,563	$2,564	$5,187	$5,268

Other corporate expenses as disclosed in the table above represent those expenses that could not be directly identified with a particular business segment.  Those expenses include almost all expenses associated with the Company’s Houston headquarters, such as executives and other employees, outside legal and accounting services, board compensation, expenses associated with being a publically traded entity, audit expense and fees related to the listing of our stock.

(13)          Long Term Obligations. To finance the acquisition of the HPPC business, the Company entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced the Company’s existing credit agreement with Wachovia Bank, National Association. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company.  Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently advances bear interest at LIBOR plus 2.25%. After the consummation of the HPPC business acquisition at December 31, 2007, $9.0 million was outstanding on the revolving loan facility and $35.0 million was outstanding on the term loan facility. The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity.  At January 31, 2008, the amount outstanding on the revolving facility was $9.0 million, and the amount outstanding on the term loan was $34.5 million.  At March 14, 2008 the amount outstanding on the revolving facility was $9.0 million, and the amount outstanding on the term loan was $34.1 million.

The Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2008 and at March 14, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. The Company is also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter.  For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used.  On January 31, 2008, the Company was in compliance with all its debt covenants.

The Company’s purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The second installment was paid in June 2007.  At January 31, 2008, the principal balance of that indebtedness was $6.0 million.  The next installment of principal will be payable in June 2008.

(14)          Reclassifications.   Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in industrial wood preservation, animal health pesticides and electronic chemicals. Our wood preserving chemicals, penta and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health pesticides are used on cattle, swine and poultry to protect these animals from flies and other pests. Our electronic chemicals are used in the manufacturing of semiconductors.

Results of Operations

Acquisition of High Purity Process Chemicals Business

We completed the acquisition of the high purity process chemicals (“HPPC”) business of Air Products and Chemicals, Inc. (“Air Products”) on December 31, 2007.  The purchased HPPC business includes chemical manufacturing equipment and facilities in Pueblo, Colorado and near Milan, Italy.  The total purchase cost was $70.8 million after accounting for post-closing adjustments to working capital.  The purchase included accounts receivable of $11.8 million, inventory of $11.6 million and assumed liabilities of $2.1 million.  Also included in the purchase cost was $2.4 million of transaction costs and $1.0 million for accrued retention bonuses.  See note 3 to the condensed consolidated financial statements.  The HPPC business sells high purity wet process chemicals to the semiconductor industry. High purity process chemicals are used to clean and etch silicon wafers in the production of semiconductors. We will operate the acquired business in the United States and in Europe through two newly formed subsidiaries, KMG Electronic Chemicals, Inc. and KMG Italia, S.r.l.

In connection with the acquisition, we entered into a transition services agreement with Air Products by which they provide certain services to us to assist in the transition of the HPPC business.  Under that agreement they provide customer service support, procurement services, financial accounting services, supply chain services, warehousing and distribution services, and manufacturing support services. Additionally, Air Products provides distribution on an interim basis in certain countries in Europe. The transition services agreement has a term of up to 12 months.  We also entered into a custom manufacturing agreement with Air Products under which they manufacture certain HPPC products for us at their Dallas, Texas facility as was done before the acquisition.

Outlook for our Electronic Chemicals Business

Revenues from the HPPC business were approximately $91.2 million for Air Products in their fiscal year ended September 30, 2007.  Revenues from the HPPC business for the three months ended December 31, 2007 approached $100 million per year on an annualized basis.  See note 3 to the condensed consolidated financial statements.  We believe that results in the HPPC business in fiscal year 2008 and in future years will be improved over the historical performance of that business. With the addition of this acquisition, we expect to achieve total revenues across all our segments in excess of $135 million in fiscal year 2008.

We purchased the HPPC business at a significant discount to its original historical cost basis on the seller’s balance sheet.  As a result, our depreciation and amortization expense will be reduced by an estimated $2.6 million per year over their most recently reported year.  Approximately 98% of the purchase price, excluding working capital, is allocated to plant, property and equipment, primarily associated with the acquired manufacturing assets; therefore, the reduction in depreciation will be primarily realized in cost of sales.

Additionally, our overhead structure is generally lower than that of larger chemical companies, which results in lower allocated overhead costs.  We expect to incur lower operating expenses as compared to the seller.  Because we expect to operate the HPPC business with transitional services from the seller for the balance of fiscal year 2008, those savings will not be realized in this fiscal year.  We anticipate concluding transition services by July 2008.

Three and Six Month Periods Ended January 31, 2008 compared with Three and Six Month Periods Ended January 31, 2007

Segment Data

Segment data is presented for our five segments for the three and six month periods ended January 31, 2008 and 2007.

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Revenues
Penta	$6,642	$6,220	$13,929	$13,517
Creosote	13,252	10,724	25,796	19,441
Animal Health	2,949	2,059	4,441	2,919
Electronic Chemicals — North America	6,888	—	6,888	—
Electronic Chemicals — International	1,721	—	1,721	—
	$31,452	$19,003	$52,775	$35,877

Segment income (loss) from operations
Penta	1,891	1,595	$4,104	$4,023
Creosote	2,547	2,709	5,047	4,811
Animal Health	167	235	48	(169)
Electronic Chemicals — North America	256	—	256	—
Electronic Chemicals — International	50	—	50	—
	$4,911	$4,539	$9,505	$8,665

A reconciliation of segment information to consolidated amounts is included in the following table.

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(Amounts in thousands)

Segment income (loss) from operations:
Total segment income from operations	$4,911	$4,539	$9,505	$8,665
Interest income	171	140	420	293
Interest expense	(582)	(237)	(780)	(480)
Other profit or loss	(25)	(8)	(30)	(15)
Other corporate expense	(1,912)	(1,870)	(3,928)	(3,195)
Income from continuing operations before income taxes	$2,563	$2,564	$5,187	$5,268

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report. The prior year information has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 4.  Other corporate expenses as disclosed in the table above represent those expenses that could not be directly identified with a particular business segment.  Those expenses include almost all expenses associated with our Houston headquarters, such as executives and other employees, outside legal and accounting services, board compensation, expenses associated with being a publically traded entity, audit expense and fees related to the listing of our stock.

Sales Revenue and Gross Profit

Net sales revenue for the second quarter of fiscal year 2008 increased by 65.5% to $31.5 million as compared with $19.0 million in the second quarter of fiscal year 2007.  For the six-month period, the increase was 47.1% on net sales of $52.8 million in fiscal year 2008 as compared to $35.9 million in fiscal year 2007.  The largest contributor to that increase over the prior year, approximately $8.6 million, was from the HPPC business that was acquired on December 31, 2007.  Even so, we had notable increases in net sales in our wood treating and animal health businesses over the prior year.  Net sales revenue from the penta segment was up in the second quarter approximately 6.8%, but because sales were flat in the first quarter, the increase was only 3.0% for the first six months of fiscal year 2008 as compared to 2007.  Creosote net sales revenue increased in the second quarter of fiscal 2008 by 23.6% over the prior year period, and increased 32.7% for the first six months over the prior year.  In the animal health segment, net sales revenue increased 43.2% in the second quarter and 52.1% for the first six months of this fiscal year as compared to last.

Although we have had the HPPC business for only one month, sales from the North America segment of our electronic chemicals business were approximately $6.9 million, and sales for the international segment were $1.7 million.

Penta net sales had been flat early in fiscal year 2008, but they improved in the second quarter of fiscal year 2008 by $422,000 over the prior year.  For the first six months of fiscal year 2008, penta sales increased $412,000 over that period in fiscal year 2007.  We saw small increases in both volume and prices.  Although high oil prices raise the cost to utilities of using penta-treated poles, demand for the product has held up thus far.  Some wood treating customers, however, have begun installation of equipment to treat utility poles with competing products that are water-based and not affected by oil prices.  Creosote revenues increased on higher prices in both the second quarter and for the first six months of fiscal year 2008 as compared with the prior year period.  The increase was $2.5 million in the second quarter and $6.4 million in the first six months.  Creosote volume has held steady in fiscal year 2008 near the top of the historical range.  We believe that strong demand from major railroads for crossties treated with creosote will continue in the near term, though at a level somewhat below demand in calendar 2007.

Animal health pesticides sales revenues increased by $890,000 in the second quarter, and increased $1.5 million in the first six months of fiscal year 2008 as compared with the prior year periods.  There has been an early season inventory buildup by our distributors, having the effect of advancing some sales into the second quarter. Most of the increase is attributable to ear tag sales, including the Avenger ear tag product that we introduced last year, but we also saw improvement in sales of other animal health pesticide products.  Although high oil prices affect profits at our customers’ livestock operations (in their cost of fuel, animal feed and fertilizer), animal health product sales have held up so far.  Revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters. Seasonal usage of animal health pesticides chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Revenues from products subject to significant seasonal variations represented less than 20% of our fiscal year 2007 revenues.

Gross profit increased by $3.4 million, or by 50.4%, to $10.1 million in the second quarter of fiscal year 2008 from $6.7 million in the same quarter of the prior year.  In the six months’ comparison, gross profit increased by $4.1 million, or by 32.2%, to $16.9 million from $12.8 million.  Gross profit as a percentage of sales declined to 32.2% in the second quarter and decreased to 32.1% in the first six months of fiscal year 2008 as compared with 35.5% and 35.7% in the same periods, respectively, of fiscal year 2007.  Approximately 80.0% of the increase in gross profit for the quarter and about 70.0% of the increase for the six months came from our newly-acquired HPPC business.  But we also saw an increase in gross profit from higher creosote revenues and from the animal health segment. Although we have realized higher prices for our creosote, those price increases have not been sufficient to cover our increased costs for creosote, which has resulted in lower gross profit margins for this segment in the first half of fiscal year 2008.  Also because of a shift in our sales mix toward greater creosote sales, a lower margin product line than penta or animal health products, our gross profits as a percentage of sales have decreased.  We believe penta margins will not see any significant relief in fiscal year 2008 from high penta raw material costs. Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $3.1 million in the second quarter of fiscal year 2008 to $7.1 million, or 22.7% of net revenue, from $4.1 million, or 21.4% of net revenue for the same quarter of the prior fiscal year.  For the six month comparison, those expenses increased $4.0 million to $11.4 million, or 21.5% of net revenue.  Selling, general and administrative expenses associated with the electronic chemicals business were approximately $2.5 million, including charges for transitional services provided by Air Products and approximately $185,000 in the first quarter on fees to consultants assisting in the integration of the HPPC business.  After the transition has been completed, we believe that we will save approximately $175,000 per month on items included in the transitional services provided by Air Products.  Selling, general and administrative expenses increased elsewhere in the second quarter over the prior year period in supply chain costs of approximately $280,000, increased employee, marketing and advertising expense for animal health of approximately $430,000, and increased accounting and legal services of approximately $350,000.  Supply chain increases consisted of property tax on inventory, rail car maintenance and creosote storage facility costs.  Accounting and legal expenses increased because of higher auditing costs, Sarbanes Oxley compliance costs and higher litigation expense.

Interest Expense

Interest expense was $582,000 in the second quarter of fiscal year 2008 as compared with $237,000 in the same quarter of fiscal year 2007.  Interest expense increased to $780,000 in the first six months of fiscal year 2008 from $480,000 in the prior year period.  In each case, the increase was due to interest associated with the substantially larger indebtedness we incurred to fund the cost of the acquisition of the HPPC business on December 31, 2007.

Income Taxes

Our effective tax rate was 38.7% in the second quarter and 37.5% in the first six months of fiscal year 2008, as compared with 36.2% in each of the comparative periods of the prior year.  The increase in our tax rate is partially due to our HPPC operations in Italy, where we are subject to a higher local tax rate.

Discontinued Operations

We have discontinued operation of the MSMA product line, which had comprised our entire agricultural chemical segment.  MSMA market conditions deteriorated at the end fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. We recognized an impairment charge pertaining to MSMA of $2.4 million in fiscal year 2006, and recorded an additional impairment charge of $102,000 in fiscal year 2008.  Our sales of MSMA products, reported in discontinued operations, for the first six months of fiscal years 2008 and 2007 were $862,000 and $831,000, respectively.  See note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Our net cash from operating activities was $3.0 million for the first six months of fiscal year 2008.  In the first six months of fiscal 2007, net cash from operating activities was $292,000.  Significant contributors to net cash from operating activities thus far in fiscal year 2008 were net income of $3.1 million, increased trade payables of $7.6 million, depreciation and amortization of $2.2 million and an increase of $1.2 million in accrued liabilities.  Trade receivables increased by $8.3 million while other receivables increased $1.4 million, which amount includes an accrual of approximately $1.9 million for an adjustment to working capital in connection the acquisition of the HPPC business.  In the acquisition, we purchased approximately $11.6 million in HPPC inventory and $11.8 million in receivables in that business.  See note 3 to the condensed consolidated financial statements.

Net cash used in investing activities in the first six months of fiscal 2008 was $70.4 million as compared with $380,000 in the prior year period.  Of the fiscal year 2008 amount, $69.8 million was used for the purchase of the HPPC business.  See note 3 to the condensed consolidated financial statements.  Otherwise, we incurred purchases of property, plant and equipment at normal levels.

We borrowed $64.0 million to finance the acquisition of the HPPC business and refinance existing bank debt at the end of December 2007.  In the first six months of fiscal year 2008, we made principal payments of $8.6 million on our borrowings, $7.4 million of which went to pay off our then outstanding bank facility when we obtained new financing for the purchase of HPPC business.  In connection with the new financing, we paid $466,000 of deferred financing costs.  We paid $437,000 in dividends in the first six months of fiscal year 2008.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement.  At January 31, 2008, we had borrowed $9.0 million under that revolving facility, and our net borrowing base availability was $24.3 million.  Management anticipates that we will pay off the $9.0 million borrowed under the revolving facility by the end of fiscal year 2008.  Management also believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

To finance the acquisition of the HPPC business, we entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced our existing credit agreement with Wachovia Bank, National Association. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company.  Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently advances bear interest at LIBOR plus 2.25%. After the consummation of the HPPC business acquisition at December 31, 2007, $9.0 million was outstanding on the revolving loan facility and $35.0 million was outstanding on the term loan facility. The new facility refinanced $7.4 million of indebtedness then outstanding under our existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity.  At January 31, 2008, the amount outstanding on the revolving facility was $9.0 million, and the amount outstanding on the term loan was $34.5 million.  At March 14, 2008 the amount outstanding on the revolving facility was $9.0 million, and the amount outstanding on the term loan was $34.1 million.

We also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2008 and at March 14, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. We are also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used.  On January 31, 2008, we were in compliance with all our debt covenants.

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The second installment was paid in June 2007.  At January 31, 2008, the principal balance of that indebtedness was $6.0 million.  The next installment of principal will be payable in June 2008.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting principles that we believe are the most important to aid in fully understanding our financial results were described in our report on Form 10-K for the year ended July 31, 2007, which description is incorporated herein by this reference. The significant accounting principles described in the report on Form 10-K for the year ended July 31,2007 have not changed since that report.

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

Our indebtedness as of January 31, 2008 consisted of a $6.0 million promissory note with a fixed annual interest rate of 4.0% and $20 million of term notes with a fixed interest rate of 7.43%.  Additionally we have a credit facility with an interest rate that floats with LIBOR.  On January 31, 2008, we had $9.0 million borrowed on a $35.0 million revolving credit line under that facility, and $34.5 million borrowed on a term loan under that same facility.

The following analysis presents the sensitivity of earnings and cash flow to hypothetical changes in interest rates. Since the existing credit facility was established in December 2007, the impact of changes in interest rate is measured against the scheduled outstanding debt for fiscal 2008.  The revolving facility and the term facility are expected to have an average outstanding balance of $39.0 million during the remainder of fiscal year 2008. A 1.0% change in the LIBOR interest rate would add $390,000 to the annual interest expense.

We have limited exposure to risk from foreign currency exchange rates.  Less than 1.0% of our sales have been in Mexican pesos.  We expect that approximately 6.0% of our sales in fiscal year 2008 will be in Euros. Virtually all of our other sales are in United States dollars.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 7, 2008, KMG de Mexico, our subsidiary (“KMEX”), was sued over its purchase from Oscar Villarreal in 2004 of additional property adjacent to our facility in Matamoros. The suit was filed in Matamoros, Mexico under Guillermo Villarreal, et al vs KMG de Mexico, et al. The plaintiff Guillermo Villarreal is a relative and has filed on behalf of Oscar Villarreal who was allegedly declared an incompetent under the law in 2006. The suit claims that Oscar Villarreal was also incompetent in 2004, when KMEX purchased the property. The property was sold to KMEX under a power of attorney granted by Oscar Villarreal to another of his relatives, Luis Villarreal. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

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

We have previously reported that a lawsuit was filed against KMEX respecting the title to the land on which our facility in Matamoros is located.  The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The lawsuit was filed in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal.  The plaintiffs are seeking to have our purchase overturned and to recover the land or its value.  In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information.  The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.

We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors contained in our report on Form 10-K for the fiscal year ended July 31, 2007, except that the following additional risk factors should also be carefully considered.  The occurrence of any of these risks could materially harm our business, financial condition or results of operations.

The industries in which we operate, including the electronic chemicals industry, are competitive. This competition may prevent us from raising prices at the same pace as our costs increase, making it difficult for us to maintain existing business and win new business.

We face significant competition in our businesses, including the electronic chemicals business. Certain of our competitors have large market shares and substantially greater financial and technical resources than we do. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us.

We operate in competitive markets. Our electronic chemicals segments compete with several international and North American companies, including Honeywell and BASF.  Due to the level of competition, customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future.  Competition in the electronic chemical segment’s markets is based on a number of factors, including price, freight economics, product quality and technical support. If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

The industries that we compete in are subject to economic downturns.

An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at Intel Corporation, or at certain of their manufacturing plants, could have a material adverse impact on the results of our electronic chemicals segments.

A significant portion of our revenue and operating income from our electronic chemicals segments are concentrated in a small number of customers.

We derive a significant portion of our revenues and operating income in our electronic chemicals segments from sales of products to Intel.  As a result, the loss of, or reduced demand from, Intel could adversely affect our revenues and operating income.

We may experience increased costs and production delays if suppliers fail to deliver materials or if prices increase for raw materials and other goods and services that we purchase from third parties.

We purchase raw materials for our electronic chemicals business from a number of domestic and foreign suppliers. Although we believe that the raw materials we require will be available in sufficient supply on a competitive basis for the foreseeable future, continued increases in the cost of raw materials, including energy and other inputs used to make our products, could affect future sales volumes, prices and margins for our products. If a supplier should cease to deliver goods or services to us, we would probably find other sources.  However, such a disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes could adversely impact our ability to obtain key raw materials in a timely fashion, or at all.

Our ability to make payments on our debt will be contingent on our future operating performance, which will depend on a number of factors that are outside of our control.

Our ability to make principal and interest payments on our debt is contingent on our future operating performance, which will depend on a number of factors, many of which are outside of our control. The degree to which we are leveraged could have other important negative consequences, including the following:

•

we must dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for future working capital requirements, capital expenditures, acquisitions or other general corporate requirements;

•	a significant portion of our borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	we may be more vulnerable to a downturn in the segments in which we operate or a downturn in the economy in general;

•	we may be limited in our flexibility to plan for, or react to, changes in our businesses and the segments in which we operate;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt;

•	we may be limited in our ability to react to unforeseen increases in certain costs and obligations arising in our businesses, including environmental liabilities;

•	we may determine it to be necessary to dispose of certain assets or one or more of our businesses to reduce our debt; and

•	our ability to borrow additional funds may be limited.

If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

Restrictions in our debt agreements could limit our growth and our ability to respond to changing conditions.

Our debt agreements contain a number of significant covenants which affect our ability to take certain actions and restrict our ability to incur additional debt. These include covenants that prohibit acquisitions that are not approved by our lenders. In addition, our debt agreements require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require us to take action to reduce our debt or take some other action to comply with them.

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

We have recently completed a major acquisition, and may continue to pursue new acquisitions or joint ventures, and any such transaction could adversely affect operating results or result in increased costs or other operating or management problems. We remain subject to the ongoing risks of successfully integrating and managing the acquisitions and joint ventures that have been completed.

We recently completed our acquisition of the HPPC business. That transaction exposes us to the risk of successfully integrating a major acquisition. The integration will impact various areas of our business, including, but not limited to, our workforce, management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.

We may continue to pursue new acquisitions or joint ventures in the future, a pursuit which could consume substantial time and resources. The successful implementation of our operating strategy in current and future acquisitions and joint ventures may require substantial attention from our management team, which could divert management attention from existing businesses. The businesses acquired, or the joint ventures entered into, may not generate the cash flow and earnings, or yield the other benefits anticipated at the time of their acquisition or formation. The risks inherent in any such strategy could have an adverse impact on our results of operation or financial condition.

We may be unable to identify liabilities associated with the properties that may be acquired or obtain protection from sellers against them.

The acquisition of properties requires assessment of a number of factors, including physical condition and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. The assessments made result from a due diligence review of the subject properties, but such a review will not reveal all existing or potential problems. We may not be able to obtain contractual indemnities from the seller for liabilities that it created or that were created by any predecessor of the seller. We may be required to assume the risk of the physical or environmental condition of the properties in addition to the risk that the properties may not perform in accordance with expectations.

We are dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a limited number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on our  business.

The business is dependent on certain critical systems, which support various aspects of our operations, from our computer network to our billing and customer service systems. The hardware supporting a large number of such systems is housed in a small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on our business. While we believe that we maintain reasonable disaster recovery programs, there can be no assurance that, despite these efforts, any disaster recovery, security and service continuity protection measures it may have or may take in the future will be sufficient.

In addition, computer viruses, electronic break-ins or other similar disruptive technological problems could also adversely affect our operations. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our computer systems.

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

ITEM 6.  EXHIBITS

(a)

The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and confidential treatment has been sought or granted with respect to portions of documents marked with a dagger (†).

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

10.37

Transition Services Agreement with Air Products and Chemicals, Inc. dated December 31, 2007 filed as Exhibit 10.37 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.38

Custom Manufacture Agreement with Air Products and Chemicals, Inc. dated December 31, 2007 filed as Exhibit 10.38 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.39

Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.40

Note Purchase Agreement with The Prudential Insurance Company of America dated December31, 2007 filed as Exhibit 10.40 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.41†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, incorporated herein.

31.1	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date:	March 17, 2008
J. Neal Butler,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	March 17, 2008
John V. Sobchak,
Chief Financial Officer