Form 10-Q
period 2008-04-30
KMG CHEMICALS INC
filed 2008-06-16
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission file number:  000-29278

KMG CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9555 West Sam Houston Parkway South, Suite 600
Houston, Texas	77099
(Address of principal executive offices)	(Zip Code)

(713) 600-3800

(Registrant’s telephone number, including area code)

10611 Harwin, Suite 402

Houston, Texas 77036

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

As of June 13, 2008, there were 11,014,795 shares of the registrant’s common stock outstanding.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	April 30, 2008	July 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,286	$16,004
Accounts receivable:
Trade, net of allowances of $342 at April 30, 2008 and $48 at July 31, 2007	41,587	11,709
Other	1,112	1,136
Inventories, net	27,078	13,067
Current deferred tax asset	159	159
Prepaid expenses and other current assets	1,781	537
Total current assets	74,003	42,612

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	64,836	13,808
Accumulated depreciation and amortization	(7,346)	(5,345)
Net property, plant and equipment	57,490	8,463

DEFERRED TAX ASSET	1,441	872
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net of accumulated amortization	22,675	23,666
OTHER ASSETS, net of accumulated amortization	2,439	1,842
TOTAL ASSETS	$161,826	$81,233

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,207	$8,144
Accrued liabilities	8,180	2,014
Current deferred tax liability	43	43
Current portion of long-term debt	7,500	3,656
Current portion of deferred rent	70	86
Total current liabilities	42,000	13,943

LONG-TERM DEBT, net of current portion	55,667	10,468
DEFERRED RENT, net of current portion	—	48
OTHER LONG-TERM LIABILITIES	1,356	364
Total liabilities	99,023	24,823

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 10,990,141 shares issued and outstanding at April 30, 2008 and 10,774,224 shares issued and outstanding at July 31, 2007	109	108
Additional paid-in capital	22,006	20,882
Accumulated other comprehensive income	1,121	—
Retained earnings	39,567	35,420
Total stockholders’ equity	62,803	56,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,826	$81,233

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands except for per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007

NET SALES	$50,259	$26,699	$103,034	$62,576

COST OF SALES	35,180	16,540	71,010	39,602

Gross Profit	15,079	10,159	32,024	22,974

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,205	3,885	22,572	11,230

Operating income	3,874	6,274	9,452	11,744

OTHER INCOME (EXPENSE):
Interest income	16	106	435	399
Interest expense	(1,010)	(235)	(1,791)	(715)
Other	(15)	(7)	(44)	(22)

Total other expense, net	(1,009)	(136)	(1,400)	(338)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,865	6,138	8,052	11,406

Provision for income taxes	(1,051)	(2,281)	(2,997)	(4,185)

INCOME FROM CONTINUING OPERATIONS	$1,814	$3,857	$5,055	$7,221

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	(219)	(136)	(402)	(654)
Income tax benefit	84	53	151	240

Loss from discontinued operations	(135)	(83)	(251)	(414)

NET INCOME	$1,679	$3,774	$4,804	$6,807

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.16	$0.37	$0.46	$0.69
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Net income	$0.15	$0.36	$0.44	$0.65

Diluted
Income from continuing operations	$0.16	$0.35	$0.45	$0.66
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Net income	$0.15	$0.34	$0.43	$0.62

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,990	10,555	10,968	10,541
Diluted	11,227	11,079	11,220	11,022

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	April 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,804	$6,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,043	2,863
Amortization of loan costs included in interest expense	60	17
Stock based compensation	563	392
Charge for impairment on assets of discontinued operations	102	—
Bad debt expense (recovery)	(59)	20
Loss on disposal of property	—	1
Deferred rental income	(66)	(64)
Deferred income taxes	(569)	(807)
Excess tax benefit from exercise of stock options	(151)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	(17,707)	(7,491)
Accounts receivable - other	33	(23)
Inventories	(2,296)	(5,742)
Prepaid expenses and other current assets	(1,396)	262
Accounts payable	17,903	702
Accrued liabilities and other	4,037	2,128
Net cash provided by (used in) operating activities	9,301	(935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,686)	(469)
Cash used in connection with acquisition	(69,816)	—
Proceeds from sale of property	—	2
Additions to other assets	—	(6)
Net cash used in investing activities	(71,502)	(473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing cost	(466)	—
Proceeds from borrowings	64,000	—
Principal payments on borrowings	(14,957)	(1,242)
Proceeds from exercise of stock options	412	—
Excess tax benefit from exercise of stock options	151	—
Payment of dividends	(657)	(791)
Net cash provided by (used in) financing activities	48,483	(2,033)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,718)	(3,441)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,004	11,168

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,286	$7,727

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,435	$483
Cash paid during the period for income taxes	$2,784	$3,028

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)           Basis of Presentation.  The (a) consolidated balance sheet as of July 31, 2007, which has been derived from audited consolidated financial statements, and (b) the unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading.  In the opinion of management the disclosures reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year.  The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2007.

These consolidated financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share data)

BASIC EARNINGS PER SHARE:

Income from continuing operations	$1,814	$3,857	$5,055	$7,221
Loss from discontinued operations	(135)	(83)	(251)	(414)
Net income	$1,679	$3,774	$4,804	$6,807

Weighted average shares outstanding	10,990	10,555	10,968	10,541

Basic earnings per share from continuing operations	$0.16	$0.37	$0.46	$0.69
Basic earnings per share on loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Basic earnings per share	$0.15	$0.36	$0.44	$0.65

DILUTED EARNINGS PER SHARE:

Income from continuing operations	$1,814	$3,857	$5,055	$7,221
Loss from discontinued operations	(135)	(83)	(251)	(414)
Net income	$1,679	$3,774	$4,804	$6,807

Weighted average shares outstanding	10,990	10,555	10,968	10,541

Dilutive effect of options and stock awards	237	524	252	481

Weighted average shares outstanding, as adjusted	11,227	11,079	11,220	11,022

Diluted earnings per share from continuing operations	$0.16	$0.35	$0.45	$0.66
Diluted earnings per share on loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Diluted earnings per share	$0.15	$0.34	$0.43	$0.62

There were no potentially dilutive securities that were not included in the computation of pro forma diluted EPS for the three and nine month periods ended April 30, 2008 and 2007.

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

The following table summarizes the total consideration paid in the acquisition (in thousands).

Cash paid to seller	$67,393
Employee retention bonus accrual	1,015
Other costs of acquisition	2,423
Total	$70,831

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

The following table summarizes the preliminary purchase price allocation for the acquisition (in thousands).

Accounts receivable, net of allowance	$11,832
Inventory, net of allowance	11,578
Property, plant and equipment	48,382
Intangible assets:
Non-compete agreement	94
Patent	73
Trademarks	47
Manufacturing agreement	943
Total intangible assets	1,157
Assumed liabilities	(2,118)
Total acquired assets, net of assumed liabilities	$70,831

The pro forma effect of the acquisition and the associated financing on the Company’s historical results for the three and nine month periods ending April 30, 2008 and 2007 are presented in the following table as if the transaction had occurred on August 1, 2006 (in thousands, except earnings per share).

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues	$50,259	$49,342	$142,481	$135,303
Operating income	3,874	8,265	13,389	17,964
Income from continuing operations	1,814	4,347	6,698	8,708
Basic earnings per share	$0.15	$0.41	$0.61	$0.83

(4)            Discontinued Operations.  In the first quarter of fiscal year 2008, the Company discontinued operation of the MSMA product line, which had comprised the agricultural chemical segment.  MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line.  As a result, at the end of fiscal year 2006, an impairment charge was recognized in connection with the MSMA operations.  In the first quarter of fiscal year 2008, an impairment of $102,000 was recognized on the remaining net book value of these assets.  Sales of MSMA products for the third quarter of fiscal years 2008 and 2007, reported in discontinued operations, were $295,000 and $1.3 million, respectively, and $1.2 million and $2.2 million for the nine months ended April 30, 2008 and 2007, respectively.  The Company had a net loss of $135,000 in the third quarter of fiscal year 2008, and a net loss of $251,000 for the first nine months of fiscal 2008 from discontinued operations.

(5)           Inventories, net.  Inventories are summarized in the following table (in thousands):

	April 30,	July 31,
	2008	2007

Raw materials and supplies	$4,612	$3,933
Finished products	23,049	9,134
	27,661	13,067
Less reserve for inventory obsolescence	(583)	—

Total inventories, net	$27,078	$13,067

Inventories as of April 30, 2008 included raw materials and supplies and finished products of $1.4 million and $9.6 million, respectively, related to the high-purity process chemicals business acquired in December 2007.

(6)           Property, Plant and Equipment.

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at April 30, 2008 and July 31, 2007 (in thousands):

	April 30, 2008	July 31, 2007

Land	$8,699	$666
Buildings	18,161	5,453
Plant	6,150	692
Equipment	30,376	6,789
Leasehold improvements	133	132
	63,519	13,732
Less accumulated depreciation and amortization	(7,346)	(5,345)
	56,173	8,387
Construction-in-progress	1,317	76
Net property, plant and equipment	$57,490	$8,463

Property, plant and equipment as of April 30, 2008 included assets related to the high-purity process chemicals business acquired in December 2007.

(7)           Stock-Based Compensation.  The Company has stock-based compensation plans which are described in more detail in note 14 to the consolidated financial statements in the Company’s 2007 Annual Report on Form 10-K.  The Company recognized stock-based compensation costs of $104,000 and $80,000, respectively, for the three months ended April 30, 2008 and 2007, and $563,000 and $392,000, respectively, for the nine months ended April 30, 2008 and 2007.  Stock-based compensation costs are included in selling, general and administrative expenses in the consolidated statements of income.

Stock-based compensation costs and proceeds from the exercise of stock options accounted for the changes in additional paid-in capital on the consolidated balance sheets.

A summary of option and stock activity associated with compensation for the nine-months ended April 30, 2008 is presented below.

Stock Option Awards

As of April 30, 2008 there were 399,500 options outstanding of which 299,500 options were exercisable.  During the nine months ended April 30, 2008, there were 30,000 options exercised and no options were granted.

The unrecognized compensation costs in connection with outstanding unvested option awards was $101,455 as of April 30, 2008 and is expected to be recognized over an average of 2.5 years.

Stock Awards

Performance Shares.

During the nine months ended April 30, 2008, performance based stock awards were granted to certain executives as follows:

Date of Grant	Number of Shares Granted	Series Award	Vesting Period	Grant Date Fair Value
March 3, 2008	23,220	Series 1	29 months, subject to certain performance measures	$16.76
March 3, 2008	16,370	Series 2	29 months, subject to certain performance measures	$16.76
	39,590

Series 1:  Vesting subject to performance requirements composed of certain revenue growth objectives and average annual return on total assets objectives measured across a three year period beginning August 1, 2007.  These objectives are estimated quarterly using the Company’s budget, actual results and long-term projections.  Based on performance through April 30, 2008, 85%, or 19,737 shares, was projected to be the probable vesting for these awards at the end of the vesting period.  Therefore, the award was projected to have a value of approximately $330,790 based on price of the Company’s stock on the date of grant, which will be recognized over the vesting period on a straight-line basis.  The award will be reviewed each reporting period to determine the probable number of shares expected to vest.

Series 2:  Vesting subject to performance requirements pertaining to the growth rate in the Company’s earnings per share over a three year period beginning August 1, 2007.  The earnings per share growth rate is estimated quarterly using the Company’s budget, actual results and long-term projections.  Based on performance through April 30, 2008, 20%, or 3,274 shares, was projected to be the probable vesting for these awards at the end of the vesting period.  Therefore, the award was projected to have a value of approximately $54,872 based on price of the Company’s stock on the date of grant, which will be recognized over the vesting period on a straight-line basis.  The award will be reviewed each reporting period to determine the probable number of shares expected to vest.

During the nine months ended April 30, 2008 none of the outstanding 2007 Series 1 and 2 performance stock awards vested and the Company determined that it is probable that 100% of the awards will vest.  There were 23,850 and 15,900, respectively, of Series 1 and 2 shares outstanding.

Time Based Shares.

During the nine months ended April 30, 2008, time based stock awards were granted to certain executives as follows:

Date of Grant	Number of Shares Granted	Vesting Period	Grant Date Fair Value
March 3, 2008	7,800	29 months graded vesting, ending August 1, 2010	$16.76	(1)
March 3, 2008	1,450	9 month cliff vesting ending December 31, 2008	$16.76	(2)
March 3, 2008	2,849	29 months cliff vesting ending August 1, 2010	$16.76	(3)
	12,099

(1) One-third of the shares will vest incrementally on August 1, 2008, 2009 and 2010

(2) 100% of these shares will vest on December 31, 2008.

(3) 100% of these shares will vest on August 1, 2010.

Stock-based compensation for each of the time based stock awards will be recognized on a straight-line basis over the requisite service period of the award based on the grant date fair value.  For each of these awards the grant date fair value price was based on the Company’s stock price on the date of grant.

During the second quarter of fiscal year 2008, the Company granted 3,293 shares of common stock to each of the six non-employee directors which were immediately vested.  The price of the Company’s stock at the date of the grant was $13.24 per share.  Accordingly, an expense of $262,000 was recognized in the second quarter of 2008.

The unrecognized compensation costs in connection with outstanding unvested stock awards, both performance and time based shares, was approximately $742,000 as of April 30, 2008, and is expected to be recognized over a weighted-average period of 1.1 years.

(8)                                  Intangible and Other Assets.  Intangible and other assets are summarized as follows:

	April 30,	July 31,
	2008	2007
	(Amounts in thousands)

Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
	15,361	15,361

Intangible assets subject to amortization (range of useful life):

Creosote supply contract (10 years)	4,000	4,000
Other creosote related assets (5 years)	131	131
Other penta related assets (3-5 years)	7,288	7,288
MSMA product registrations and related assets (discontinued operations)	—	48
Animal health trademarks (4-5 years)	364	364
Other animal health related assets (5-20 years)	6,165	6,165
HPPC related assets (3-15 years)	1,157	—
	19,105	17,996

Total intangible assets	34,466	33,357

Less accumulated amortization	(11,791)	(9,691)
Total intangible assets, net of accumulated amortization	$22,675	$23,666

Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$1,935	$1,740
Loan costs, net of accumulated amortization of $30 at April 30, 2008 and $0 at July 31, 2007	437	30
Other	67	72
Total other assets, net of accumulated amortization	$2,439	$1,842

Intangible assets subject to amortization are amortized over their estimated useful lives which are between 5 and 20 years.  Amortization expense was approximately $767,000 and $2.1 million for the three month and nine month periods ended April 30, 2008, respectively, and $687,000 and $2.1 million for the three and nine month periods ended April 30, 2007, respectively.

(9)                                  Dividends.  Dividends of approximately $220,000 ($0.02 per share) were declared and paid in the third quarter of fiscal year 2008, and dividends of approximately $657,000 ($0.06 per share) have been paid in the first nine months of fiscal year 2008.  Starting in the first quarter of fiscal year 2008, the Company changed to a quarterly dividend payment from a semi annual dividend.  Dividends of $396,000 ($0.0375 per share) and $791,000 ($0.075 per share) were declared and paid in the first three months and the first nine months of fiscal year 2007.

(10)                            Accounting for Income Taxes.  The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective August 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of FIN 48 or as of the quarter ended April 30, 2008.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Fiscal years subsequent to 2004 remain open and subject to examination by U.S. federal and subsequent to fiscal year 2003 for state tax jurisdictions.  In Mexico tax years subsequent to 2001 remain open and subject to examination.

(11)                            New Accounting Standards.  In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP.  The guidance also requires expanded disclosure related to an entity’s intangible assets.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We are currently evaluating the impact, if any, that FSP SFAS No. 142-3 will have on our consolidated financial statements.

In December 2007, the FASB issued SFA Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the party acquired at the acquisition date, measured at their fair values as of that date.  SFAS 141R is effective for the Company for business combinations for which the acquisition date is on or after the annual reporting period beginning August 1, 2009.  The statement may not be applied before that date.  Management is currently evaluating the requirements of SFAS 141R, and the impact, if any, on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements.  In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  In February 2008, the FASB also issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2008. Management is currently evaluating the requirements of SFAS No. 157, and the impact, if any, on our consolidated financial statements.

(12)                            Accumulated Other Comprehensive Income.  Accumulated other comprehensive income includes the impact of foreign currency translation in connection with our HPPC operations in Europe.  The functional currency for these operations has been determined as the local currency, or Euro.  As a result, for these operations the currency translation to the reporting currency, or US dollar, is included as a separate component of stockholders’ equity.  The assets and liabilities have been translated into United States dollars using the exchange rates in effect at the balance sheet date.  Results of operations have been translated using the average exchange rates during the year.  There was a nominal impact on cash flows from the effects of currency translation for the nine months ended April 30, 2008.  Foreign currency transaction gains and losses are included in the statement of operations as they occur.

(13)                            Segment Information.  The Company operates five reportable segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Revenues
Penta	$5,890	$7,882	$19,819	$21,399
Creosote	14,288	11,261	40,084	30,702
Animal Health	3,968	7,556	8,409	10,475
Electronic Chemicals — North America	20,451	—	27,339	—
Electronic Chemicals — International	5,662	—	7,383	—
Total revenue for reportable segments	$50,259	$26,699	$103,034	$62,576

Depreciation and amortization
Penta	$631	$623	$1,890	$1,855
Creosote	75	74	224	222
Animal Health	210	227	654	672
Electronic Chemicals — North America	756	—	976	—
Electronic Chemicals — International	178	—	232	—
Discontinued operations	—	25	14	78
Other — general corporate	26	12	53	36
Total consolidated depreciation and amortization	$1,876	$961	$4,043	$2,863

Segment income (loss) from operations
Penta	$1,381	$2,842	$5,485	$6,866
Creosote	2,283	2,217	7,330	7,028
Animal Health	675	2,773	723	2,604
Electronic Chemicals — North America	2,043	—	2,501	—
Electronic Chemicals — International	(630)	—	(580)	—
Total segment income from operations	$5,752	$7,832	$15,459	$16,498

Capital expenditures
Penta	$62	$55	$245	$259
Creosote	—	—	—	23
Animal Health	7	14	58	144
Electronic Chemicals — North America	420	—	33,093	—
Electronic Chemicals — International	293	—	17,323	—
Included in HPPC business acquisition	—	—	(49,539)	—
Other — general corporate	376	26	506	43
Total consolidated capital expenditures	$1,158	$95	$1,686	$469

	April 30, 2008	July 31, 2007
Total assets
Penta	$21,570	$22,920
Creosote	18,818	16,223
Animal Health	20,662	18,401
Electronic Chemicals — North America	60,407	—
Electronic Chemicals — International	30,102	—
Total assets for reportable segments	$151,559	$57,544

The prior year information has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 4 to these consolidated financial statements.

A reconciliation of total segment information to consolidated amounts is as follows:

	April 30,	July 31,
	2008	2007
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$151,559	$57,544
Total assets for discontinued operations	440	2,982
Cash and cash equivalents	2,286	16,004
Prepaid and other current assets	2,894	1,673
Deferred tax assets	1,600	1,031
Other	3,047	1,999
Total consolidated assets	$161,826	$81,233

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Revenues:
Total revenues for reportable segments	$50,259	$26,699	$103,034	$62,576
Total consolidated revenues from continuing operations	$50,259	$26,699	$103,034	$62,576

Segment income (loss) from operations:
Total segment income from operations	$5,752	$7,832	$15,459	$16,498
Other corporate expense	(1,878)	(1,558)	(6,007)	(4,754)
Operating income	3,874	6,274	9,452	11,744
Interest income	16	106	435	399
Interest expense	(1,010)	(235)	(1,791)	(715)
Other expense, net	(15)	(7)	(44)	(22)
Income from continuing operations before income taxes	$2,865	$6,138	$8,052	$11,406

Other corporate expenses as disclosed in the table above represent those expenses that could not be directly identified with a particular business segment.  Those expenses include almost all expenses associated with the Company’s Houston headquarters, such as executives and other employees, outside legal and accounting services, board compensation, expenses associated with being a publically traded entity, audit expense and fees related to the listing of our stock.  Other corporate expenses that could not be directly identified with a particular business segment increased $320,000 in the third quarter of fiscal 2008 over the same period of last year, an increase of 20.5%.  For the nine-months, the increase in fiscal year 2008 was $1.3 million over the same period in the fiscal year 2007, a 26.4% increase.  The increase for the nine month period was due primarily to a $704,000 increase in other professional services, including legal and accounting fees, and a $491,000 increase in Houston personnel expense.

(14)                            Long Term Obligations.

The Company’s debt as of April 30, 2008 and July 31, 2007 consisted of the following (in thousands):

	April 30,	July 31,
	2008	2007
Senior Notes:
Note Purchase Agreement, maturing on December 31, 2014, effective interest rate of 7.43%	$20,000	$—
Senior Bank Debt:
Revolving Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.25%	33,167	—
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.25%	4,000	—
Revolving Term Loan Facility, variable interest rates based on LIBOR plus 2.25%	—	8,124
Other Debt:
Unsecured Loan, payable in five equal annual installments of $2.0 million maturing on June 8, 2010, plus interest of 4.0% per annum, original face value of $10.0 million	6,000	6,000
Total debt	63,167	14,124

Current portion of long-term debt	(7,500)	(3,656)
Long-term debt, net of current portion	$55,667	$10,468

To finance the acquisition of the HPPC business, the Company entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced the Company’s existing credit agreement with Wachovia Bank, National Association. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company.  Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently advances bear interest at LIBOR plus 2.25%.  The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity.  At April 30, 2008, the amount outstanding on the revolving facility was $4.0 million, and the amount outstanding on the term loan was $33.2 million.

The Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. The Company is also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter.  For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used.  On April 30, 2008, the Company was in compliance with all its debt covenants.

The Company’s purchase of certain pentachlorophenol assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The third installment was paid in June 2008.  At April 30, 2008, the principal balance of that indebtedness was $6.0 million, and at June 9, 2008 the principal balance was $4.0 million.

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

Results of Operations

Three and Nine Month Periods Ended April 30, 2008 compared with Three and Nine Month Periods Ended April 30, 2007

Segment Data

Segment data is presented for our five reportable segments for the three and nine month periods ended April 30, 2008 and 2007.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(Amounts in thousands)

Revenues
Penta	$5,890	$7,882	$19,819	$21,399
Creosote	14,288	11,261	40,084	30,702
Animal Health	3,968	7,556	8,409	10,475
Electronic Chemicals — North America	20,451	—	27,339	—
Electronic Chemicals — International	5,662	—	7,383	—
Total revenues for reportable segments	$50,259	$26,699	$103,034	$62,576

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report. The prior year information has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 13 to the consolidated financial statements.

Net Sales

Net sales for the third quarter of fiscal year 2008 increased by 88.2% to $50.3 million as compared with $26.7 million in the third quarter of fiscal year 2007.  For the nine month period, the increase was 64.7% on net sales of $103 million in fiscal year 2008 as compared to $62.6 million in fiscal year 2007.  The largest contributor to that increase over the prior year, approximately $26.1 million for the quarter and $34.7 million for the nine months, was from the high purity process chemicals (“HPPC”) business that was acquired on December 31, 2007.  Although net sales in our creosote business also increased substantially over the prior year, 26.9% for the third quarter and 30.6% for the full nine months, we suffered significant declines in net sales in our penta and animal health businesses.  Net sales from the penta segment was down in the third quarter approximately 25.3% and down 7.4% for the nine months.  In the animal health segment, net sales decreased 47.5% in the third quarter and 19.7% for the first nine months of fiscal year 2008 as compared to the same periods in fiscal year 2007.

We completed the acquisition of the HPPC business of Air Products and Chemicals, Inc. (“Air Products”) on December 31, 2007.  See note 3 to the consolidated financial statements.  Our electronic chemicals business sells high purity wet process chemicals to the semiconductor industry. High purity process chemicals are used to clean and etch silicon wafers in the production of semiconductors.  Although we have had the electronic chemicals business for only four months, sales from the North America segment of that business were approximately $20.5 million for the third quarter and $27.3 million for the four months ended April 30, 2008, while sales for the international segment for that business were $5.7 million in the third quarter and $7.4 million for the four-month period. In connection with the electronic chemicals acquisition, we entered into an agreement with Air Products by which they provide services to assist in the transition of the acquired business.  Among other services, Air Products provides distribution on an interim basis in certain countries served by the interational segment of electronic chemicals.  The customers in most of those countries have now become our direct customers, but we estimate that sales and gross profits for that segment were reduced by approximately $300,000 for the first four months that we owned the business due to the need to operate through the Air Products distribution system.

Penta net sales declined $2.0 million in the third quarter of fiscal year 2008 as compared to the prior year on a lesser volume of penta solutions.  For the first nine months of fiscal year 2008, penta sales decreased $1.6 million over the same period in fiscal year 2007.  The high price of distillate oil that our customers use to blend with penta to treat utility poles has raised the cost to utilities of using penta-treated poles which, along with general economic uncertainty, caused demand by utilities for poles treated with penta to decline significantly.  The cost differential for a utility between a pole treated with a competing water-based product and one treated with penta is approximately $75 per pole.  However, penta-treated poles have several desirable characteristics as compared with poles treated with competing products.  We expect penta sales for the fourth quarter of fiscal year 2008 to be generally in line with last year’s fourth quarter, and expect that penta net sales in fiscal year 2008 will be approximately 95% of fiscal year 2007.  Creosote revenues, however, increased on higher prices and somewhat greater volume in both the third quarter and for the first nine months of fiscal year 2008 as compared with the prior year period.  The increase was $3.0 million in the third quarter and $9.4 million in the first nine months.  Demand by railroads for crossties treated with creosote has held steady in fiscal year 2008 near the top of the historical range.  We believe that strong demand from major railroads for crossties treated with creosote will continue in the near term, though at a level somewhat below demand in calendar year 2007.  We believe that fiscal year 2008 net sales of creosote will be approximately 125% of fiscal year 2007.

Net sales of animal health pesticides decreased by $3.6 million in the third quarter, and decreased $2.1 million in the first nine months of fiscal year 2008 as compared with the prior year periods.  Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters.  Seasonal usage of animal health pesticides chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Cooler than normal weather conditions in much of the United States this year has delayed the onset of fly season, and delayed the need for our ear tag products.  We believe the weighting of our ear tag sales has shifted to the fourth quarter from the third quarter.  Additionally, some sales in fiscal year 2007 of our Avenger ear tag, which we introduced that year, went to establishing base inventory levels with our customers.  Although the Avenger tag is the top-selling tag, we have seen a comparative decline in sales of those tags in fiscal year 2008, in part for that reason.  It also should be noted that high prices for feed, fuel and fertilizer adversely affect the economics of our customers’ livestock operations.  When our customers are forced to economize because of escalating prices, sales of our animal health product suffer as they did in the third quarter.  Revenues from products subject to significant seasonal variations represented less than 20% of our fiscal year 2007 revenues.

Gross Profit

Gross profit increased by $4.9 million, or by 48.4%, to $15.1 million in the third quarter of fiscal year 2008 from $10.2 million in the same quarter of the prior year.  In the nine months’ comparison, gross profit increased by $9.1 million, or by 39.4%, to $32.0 million from $23.0 million.  Gross profit as a percentage of sales declined to 30.0% in the third quarter and decreased to 31.1% in the first nine months of fiscal year 2008 as compared with 38.1% and 36.7% in the same periods, respectively, of fiscal year 2007.  Gross profit increased in the quarter and the nine months because of the added sales from our newly-acquired electronic chemicals business, and because of higher creosote revenues.  The electronic chemicals we sell, however, currently have lower gross profits as percentage of sales than do some of our traditional products.

Although we have realized higher prices and greater gross profit for the creosote we sell, those price increases have not been sufficient to cover our increased costs for creosote.  Thus, our gross profit margins for the creosote segment declined in the first nine months of fiscal year 2008.  In general, a shift in our sales mix toward electronic chemicals and greater creosote sales, lower margin product lines than penta or animal health products, have adversely affected gross profits as a percentage of sales.  In penta, the decline in third quarter sales relative to the prior year period has resulted in lower throughput at our Matamoros facility and higher unit costs.  We continue to experience high penta raw material costs, and we believe penta margins will not see any significant relief in remainder of fiscal year 2008.  Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $7.3 million in the third quarter of fiscal year 2008 to $11.2 million, or 22.3% of net revenue, from $3.9 million, or 14.6% of net revenue for the same quarter of the prior fiscal year.  For the nine month period, those expenses increased $11.3 million to $22.6 million, or 21.9% of net revenue.  Selling, general and administrative expenses associated with our electronic chemicals business were approximately $7.0 million in the third quarter and $9.5 million since December 31, 2007.  Those expenses included charges for transitional services provided by Air Products and approximately $225,000 in the last four months for fees to consultants assisting in the integration of the business.  Although approximately 60% of transitional services are costs from third parties allocated to us by Air Products, about $1.6 million was allocated to us in the third quarter for Air Products’ internal costs, including corporate overhead. We estimate that the transition services provided by Air Products costs us approximately $175,000 per month more than it will cost us to provide those functions internally after the conclusion of transition. We believe that the transitional services will be largely completed by the end of August 2008.  After the transition has been completed, we expect to see savings in selling, general and administrative expenses of approximately $1.0 in fiscal year 2009 over this year on a comparable period basis.  Components of those savings are expected to include reduced costs for accounting and information technology systems, as well as a reduction in supply chain costs.

Outside of electronic chemicals, selling, general and administrative expenses increased in the third quarter over the prior year period by about $337,000, and increased $1.5 million for the nine months.  We had increases for the nine months in supply chain costs of approximately $394,000, increased employee, marketing and advertising expenses for animal health of approximately $498,000, and other professional services, including increased accounting and legal services, of approximately $704,000. Supply chain increases consisted of property tax on inventory, rail car maintenance and creosote storage facility costs.  Supply chain expenses included in selling, general and administrative expense were $989,000 in the third quarter of fiscal year 2008, as compared to $882,000 in fiscal year 2007, and $2.7 million in the first nine months of this fiscal year, as compared to $2.3 million in the prior fiscal year.  The increase in both the quarter and the nine months was primarily due to increased sales.  Accounting and legal expenses increased because of higher auditing costs, Sarbanes Oxley compliance costs and higher litigation expense.

Interest Expense

Interest expense was $1.0 million in the third quarter of fiscal year 2008 as compared with $235,000 in the same quarter of fiscal year 2007.  Interest expense increased to $1.8 million in the first nine months of fiscal year 2008 from $715,000 in the prior year period.  In each case, the increase was due to interest associated with the substantially larger indebtedness we incurred to fund the acquisition of the HPPC business on December 31, 2007.

Income Taxes

Our effective tax rate from continuing operations was 36.7% in the third quarter and 37.2% in the first nine months of fiscal year 2008, as compared with 37.2% for the quarter and 36.7% for the nine months in the prior year.

Discontinued Operations

We have discontinued operation of the MSMA product line, which comprised our entire agricultural chemical segment.  MSMA market conditions deteriorated at the end fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. We recognized an impairment charge pertaining to MSMA of $2.4 million in fiscal year 2006, and recorded an additional impairment charge of $102,000 in fiscal year 2008.  Our sales of MSMA products, reported in discontinued operations, for the first nine months of fiscal years 2008 and 2007 were $1.2 million and $2.2 million, respectively.  We had a net loss of $135,000 in the third quarter of fiscal year 2008, and a net loss of $251,000 for the first nine months of fiscal 2008 from discontinued operations.  There has been a reduction of $1.0 million in inventory from discontinued operations and a reduction of $1.2 million in accounts receivable from discontinued operations in the first nine months of fiscal year 2008, both of which contributed to net cash from operating activities.  See note 4 to the consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Our net cash from operating activities was $9.3 million for the first nine months of fiscal year 2008.  In the first nine months of fiscal 2007, net cash used in operating activities was $935,000.  Significant contributors to net cash from operating activities thus far in fiscal year 2008 have been net income of $4.8 million, increased trade payables of $17.9 million, depreciation and amortization of $4.0 million and an increase of $4.0 million in accrued liabilities.  We did not purchase trade payables as part of the acquisition of the electronic chemicals business, and approximately $14.6 million of the increase in trade payables was in electronic chemicals. The increase in accrued liabilities is also primarily associated with our electronic chemicals business.  Trade receivables increased in the nine-month period by $17.7 million on increased creosote sales and on sales of electronic chemicals, exclusive of trade receivables purchased in the acquisition of the new business.

Net cash used in investing activities in the first nine months of fiscal 2008 was $71.5 million as compared with $473,000 in the prior year period.  Of the fiscal year 2008 amount, $69.8 million was used for the purchase of the HPPC business.  See note 3 to the consolidated financial statements.  We have made additions to property, plant and equipment of $1.7 million over the nine month period.  Of that amount, $1.2 million has been for our electronic chemicals business, primarily for purchases of software and systems to support that business and for certain improvements at the Milan, Italy facility.  Otherwise, we added to property, plant and equipment consistent with our normal practices.

We borrowed $64.0 million to finance the acquisition of the electronic chemicals business and refinance existing bank debt at the end of December 2007.  In the first nine months of fiscal year 2008, we made principal payments of $15.0 million on our borrowings, $7.4 million of which went to pay off our then outstanding bank facility when we obtained new financing for the purchase of the electronic chemicals business.  In connection with the new financing, we paid $466,000 of deferred financing costs.  We paid dividends of $220,000 in the third quarter and $657,000 in the first nine months of fiscal year 2008.  Starting in the first quarter of fiscal year 2008, we increased the annual dividend rate from $0.075 to $0.08 per share, and changed to a quarterly dividend payment from a semi-annual dividend payment.  Our dividend payments were $396,000 in the third quarter and $791,000 in the first nine months of fiscal year 2007.  It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement.  At April 30, 2008, we had borrowed $4.0 million under that revolving facility, and our net borrowing base availability was $31.0 million.  Management anticipates that we will pay off the entire amount borrowed under the revolving facility by the end of fiscal year 2008.  Management also believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

To finance the acquisition of the electronic chemicals business, we entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced our existing credit agreement with Wachovia Bank, National Association. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company.  Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently advances bear interest at LIBOR plus 2.25%.  After the consummation of the HPPC business acquisition at December 31, 2007, $9.0 million was outstanding on the revolving loan facility and $35.0 million was outstanding on the term loan facility. The new facility refinanced $7.4 million of indebtedness then outstanding under our existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity.  At April 30, 2008, the amount outstanding on the revolving facility was $4.0 million, and the amount outstanding on the term loan was $33.2 million.  At June 9, 2008 the amount outstanding on the revolving facility was $1.8 million, and the amount outstanding on the term loan was $32.7 million.

We also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2008 and at June 9, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used.  On April 30, 2008, we were in compliance with all our debt covenants.

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller.  The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum.  The third installment was paid in June 2007.  At April 30, 2008, the principal balance of that indebtedness was $6.0 million, and at June 9, 2008 the principal balance was $4.0 million.  The next installment of principal will be payable in June 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

New Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP.  The guidance also requires expanded disclosure related to an entity’s intangible assets.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We are currently evaluating the impact, if any, that FSP SFAS No. 142-3 will have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non controlling interest in the acquired entity  at the acquisition date, measured at their fair values as of that date. SFAS 141R is effective for the Company for business combinations for which the acquisition date is on or after the annual reporting period beginning August 1, 2009. The statement may not be applied before that date. Management is currently evaluating the requirements of SFAS 141R, and the impact, if any, on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.”  SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements.  In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008.  In February 2008, the FASB also issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13.  SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2008. Management is currently evaluating the requirements of SFAS No. 157, and the impact, if any, on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies described in the report on Form 10-K for the year ended July 31, 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Generally we do not utilize derivative financial instruments or hedging transactions to manage that risk.

Interest Rate Sensitivity

As of April 30, 2008 our fixed rate debt consisted of a $6.0 million promissory note with an annual interest rate of 4.0%, payable in five equal annual installments of $2.0 million maturing June 8, 2010, of which $2.0 million of principal was repaid in June 2008, and $20 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

Our variable rate debt consisted of a credit facility with an interest rate of 2.25% plus LIBOR, maturing on December 31, 2012.  On April 30, 2008, we had $4.0 million borrowed on a $35.0 million revolving credit line under that facility, and $33.2 million borrowed on a term loan under that same facility.  Principal payments on the term loan are $458,333 per month for the first two years of the term facility and $666,667 per month for the remaining term of the facility.

Based on the outstanding balance of the revolving term loan and LIBOR rate as of April 30, 2008, a 1.0% change in the LIBOR interest rate would result in a change of approximately $297,000 in annual interest expense.  We anticipate that the revolving credit line, which had an outstanding balance of $4.0 million at April 30, 2008, will be repaid by the end of fiscal year 2008.

Foreign Currency Exchange Rate Sensitivity

We are exposed to fluctuations in foreign currency exchange rates from our international segment of our recently acquired electronic chemicals business.  This segment uses a different functional currency than the U.S. Dollar which is our consolidated reporting currency.  As a result, we recognize currency translation gains and losses as a separate component of stockholders’ equity in our consolidated balance sheets.

Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our Italy operations.  Accordingly, we recognize exchange gains or losses in our consolidated statement of operations from these transactions.  These sales account for approximately 1% of our consolidated sales.  As a result, the impact of changes in foreign currency exchange rates does not have a material effect on our results of operations or cash flows.

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

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1996 the then members of the MSMA Task Force settled claims against Albaugh, Inc. for data compensation pertaining to MSMA products.  We became a member of that task force when we purchased the MSMA product line in October, 2000.  In the 1996 settlement agreement, Albaugh agreed to reimburse an entity related to the task force, Arsonate Herbicide Products, Limited) (“AHP”)

for a portion of the costs of MSMA studies and registration support costs.  Since the settlement, AHP has periodically invoiced Albaugh under the agreement and was paid.  In December 2006, after the U.S. EPA decided that MSMA registrations were not entitled to be re-registered, Albaugh sued AHP and claimed that it had been overbilled by AHP for many years by at least $900,000.  The case is in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited.  AHP responded that the billings were proper under the settlement agreement.  In April 2008, Albaugh sought permission from the court to add us and the other two MSMA Task Force members as defendants in the suit, alleging that we were responsible for the alleged overbilling and benefited from it.  The court has not yet ruled on that motion but is expected to do so soon.  Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We have previously reported that our subsidiary, KMG de Mexico (“KMEX”), has been sued over its purchase from Oscar Villarreal in 2004 of additional property adjacent to our facility in Matamoros. The suit was filed in Matamoros, Mexico under Guillermo Villarreal, et al vs KMG de Mexico, et al. The plaintiff Guillermo Villarreal is a relative and has filed on behalf of Oscar Villarreal who was allegedly declared an incompetent under the law in 2006. The suit claims that Oscar Villarreal was also incompetent in 2004, when KMEX purchased the property. The property was sold to KMEX under a power of attorney granted by Oscar Villarreal to another of his relatives, Luis Villarreal. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

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

Our profitability could be adversely affected by high petroleum prices.

The profitability of our business depends to a degree upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make our products, including penta solutions. High petroleum prices also affect the businesses of our customers.  In particular, the purchasers of our agrochemicals chemicals have experienced increased feed costs for their livestock and increased fuel costs, each of which is impacted by high petroleum prices.  Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products in agrochemical and other segments, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse affect on our results of operations.  Petroleum prices have recently risen to historic or near historic highs. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices. Therefore, high petroleum prices could have a material adverse impact on our business and profitability.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for fiscal year 2009, if such recommendations are received in writing, addressed to the chair of the committee, Mr. Urbanowski, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 31, 2008.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date:	June 16, 2008
J. Neal Butler,
Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	June 16, 2008
John V. Sobchak,
Chief Financial Officer