Form 10-K
period 2008-07-31
KMG CHEMICALS INC
filed 2008-10-14
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 000-29278

KMG CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9555 W. Sam Houston Parkway S., Suite 600

Houston, Texas 77099

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of $16.09 on the Nasdaq Global Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2008) was $97,587,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 10, 2008, there were 11,059,795 shares of the registrant’s common stock, par value $.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to the December 2, 2008 annual meeting of shareholders is incorporated by reference in Part III of this report.

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

We have acquired and currently operate segments engaged in the electronic chemicals, industrial wood preserving and animal health businesses. Our electronic chemicals segment provides high purity wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier to the semiconductor industry in the United States, and have a significant presence in Europe. Our wood preserving chemicals, pentachlorophenol, or penta, and creosote, are sold to industrial customers who use these preservatives primarily to extend the useful life of utility poles and railroad crossties. We are the only supplier of penta in North America, and we are the principal supplier of creosote in the United States to wood treaters who do not produce creosote for their internal use. Our animal health pesticides are used on cattle, swine and poultry to protect these animals from flies and other pests, and we have a growing presence in that business.

For the twelve months ended July 31, 2008, we generated revenues of $154.4 million and net income of $5.4 million. On July 31, 2008, we had total long-term debt, including the current portion, of $61.0 million, cash and cash equivalents of $2.6 million and total stockholders’ equity of $63.7 million.

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

Business Segments

Electronic Chemicals—North America and International Segments.   Our electronic chemicals business sells high purity wet process chemicals to the semiconductor industry. High purity process chemicals are used to clean and etch silicon wafers in the production of semiconductors. The business was acquired in December 2007 from Air Products and Chemicals, Inc. (“Air Products”). Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol and various blends of chemicals. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at < 100-500 parts per trillion levels. To accomplish that objective, we purchase chemicals as raw materials from various suppliers, some of which are further purified. We are then responsible for their purity level, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in several containers, including bottles, drums, totes and in bulk. This process is largely accomplished at our Pueblo, Colorado, and Milan, Italy facilities, although we do contract with Air Products to produce certain products for us at their Dallas, Texas facility.  We believe that the market for wet process chemicals in 2007 was approximately $170 million in the United States, $110.0 million in Europe and $500.0 million in Asia, including Japan.  Of our total net sales in fiscal year 2008, the Electronic Chemicals-North America segment accounted for 31% and the Electronic Chemicals-International segment accounted for 9%. Our international segment sells primarily in Europe, and we do not yet participate materially in Asia. Although we had the electronic chemicals business for only seven months in fiscal year 2008, the two segments accounted for 40% of our net sales for the year.

Wood Preserving Chemicals—Penta and Creosote Segments.   We supply penta and creosote to industrial customers who use these products to extend the useful life of wood, primarily utility poles and railroad crossties. Our penta products include penta blocks, solutions and hydrochloric acid, a byproduct of penta production. Penta is used primarily to treat utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico. We sell solid penta to our customers, or make it into a liquid solution of penta concentrate at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. In the United States, we sell penta primarily in Alabama, Arkansas, Georgia, Louisiana, Mississippi and Missouri. The hydrochloric acid we produce as a byproduct of penta production is sold in Mexico for use in the steel and oil well service industries. Our penta segment constituted 17% of our net sales in fiscal year 2008, 33% in fiscal year 2007 and 41% in fiscal year 2006.

Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. For several years, purchases of wood crossties by United States and Canadian railroads have been at the top of their historic range of from about 15.0 million to 21.0 million ties per year. In calendar 2007, we believe that crosstie purchases were at approximately 20.0 million per year. Almost all wood crossties are treated with creosote. We believe that less than 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our creosote segment constituted about 36% of our net sales in fiscal year 2008, 51% in fiscal year 2007 and 46% in fiscal year 2006.

Animal Health Pesticides Segment.   We sell animal health pesticides to protect cattle, swine and poultry from flies and other pests. These animal health pesticides include oral larvicides, ear tags, sprays and dust products. We manufacture these products at our Elwood, Kansas facility or under agreements with third-party formulators. These products are sold under the trade names Avenger, Rabon, Ravap, Patriot and Annihilator, among others. We purchased the Rabon and Ravap product lines in fiscal years 2003 and 2004, respectively. The Rabon and Ravap products contain tetrachlorvinphos and include oral larvicides, insecticidal powders and liquid sprays. We sell these products in the United States and Canada. In February 2006, we expanded our presence in animal health pesticides by purchasing additional product lines, including insecticide ear tags for cattle, along with several liquid and dust formulations for livestock and their premises. These products are sold in the United States, Canada, Australia, Mexico and several other countries in Latin America. Our animal health pesticides segment comprised 7% of our net sales in fiscal year 2008, 16% in fiscal year 2007 and 13% in fiscal year 2006.

Suppliers

In electronic chemicals we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts, including sulfuric and phosphoric acid, isopropyl alcohol and hydrogen peroxide. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity products to our customers. No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.

In our wood preserving chemical segments, we depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and cosolvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell under long term contracts from two suppliers, VFT Belgium N.V. and Koppers, Inc. Our creosote supply agreements with each of them provide that we purchase an agreed minimum volume of creosote in each calendar year at a fluctuating, mutually agreed or formula-based price. The creosote supply agreement we entered into with Koppers in fiscal year 2007 is for an initial term ending in 2017.

We generally have more than one source for raw materials for our animal health pesticides. However, we have only one major supplier of the tetrachlorvinphos active ingredient used in our Rabon and Ravap products, from whom we buy on open account. We also have only one supplier for two other animal health active ingredients, dichlorvos and endosulfan, but we have supply agreements for each of them. Except for tetrachlorvinphos, we believe that where we do not have supply contracts, the necessary raw materials for our animal health pesticides are available from a variety of sources.

Customers

We sell our products to approximately 300 customers. One of our customers for electronic chemicals, Intel Corporation, accounted for 10% or more of our revenues for fiscal year 2008. No other customer accounted for 10% or more of our revenues in fiscal year 2008. No customer accounted for 10% or more of our revenues in fiscal years 2007 or 2006. Assuming that the level of overall demand for wood preserving chemicals remains the same, we do not believe that the loss of any customer of our wood preserving or animal health segments would have a material adverse effect on sales of our wood preserving chemicals.

Marketing

We sell to our electronic chemicals customers through a combination of key account managers and account managers organized by geographic region.  Our wood preserving chemicals and animal health pesticides are sold in the United States through a sales force organized by product or by geographic regions. We no longer sell wood preserving chemicals outside of North America, but for sales of animal health pesticides we have retained a sales representative in Latin America who has established and maintains a network of approximately 10 distributors for our products throughout that region.

Geographical Information

Sales made to customers in the United States were 91% of total revenues in fiscal year 2008, 97% in fiscal year 2007 and 98% in fiscal year 2006. In fiscal year 2008, sales made outside of the United States were primarily of electronic chemicals sold in Europe, particularly in Italy, France and England. Sales made outside of the United States in fiscal years 2007 and 2006 were primarily wood preserving chemicals sold in Canada and Mexico. As of the end of fiscal year 2008, our property, plant and equipment were allocated, based on net book value, 65% in the United States, 31% in Italy where one of our electronic chemical facilities is located and 4% in Mexico where our penta manufacturing facility is located.

Competition

There are only a few firms competing with us in the sale of our products. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

In electronic chemicals in North America, we believe we have the largest market share, and our principal competitors include Gen Chemical, Honeywell and Mallinckdrodt Baker. Internationally, we compete in Europe primarily against BASF, Honeywell and the OM Group.  We believe BASF has a more significant market share than we do in Europe, but we believe our market share approximates that of the other two principal competitors in Europe. We do not participate materially in the market in Asia. We believe that the market for wet process chemicals in calendar year 2007 was approximately $170 million in the United States, $110.0 million in Europe and $500 million in Asia, including Japan.

The principal wood preserving chemicals for industrial users are penta, creosote and chromated copper arsenate, or CCA. We supply United States industrial users with both penta and creosote, but not CCA. We are the only manufacturer of penta in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta and that less than 10% are treated with creosote. The remaining poles are treated primarily with CCA. We believe that we have provided and will continue to provide the wood treating industry in the United States with most of its annual consumption of creosote not produced for internal use.

In the animal health pesticides segment, we compete with several companies, particularly in the production and marketing of ear tags. Our principal competitors include Bayer, Y Tex and Schering Plough. We believe that the market for animal health pesticides in the United States is currently about $78.0 million, and that our market share is similar to that of our principal competitors.

In our electronic chemicals business, our customers demand that each of their suppliers and each product used to make their semiconductors go through a rigorous qualification process. Once a customer has qualified a particular supplier and product for one of its fabrication facilities, there is often substantial reluctance to change that qualification. That means that once we have been qualified by a customer, it is often difficult for a competitor to get the customer to change. On the other hand, if the competitor is qualified by the customer and we are not, it is difficult for us to become qualified. Sometimes the customer will qualify more than one supplier and product, but where it does not there is a significant barrier to entry for a competitor.

Our wood preserving chemicals and our animal health pesticides must be registered prior to sale under United States law. See “—Environmental and Safety Matters—Licenses, Permits and Product Registrations”. As a condition to registration, any company wishing to manufacture and sell these products must provide substantial scientific research and testing data regarding the chemistry and toxicology of the products to the U.S. Environmental Protection Agency (“EPA”). This data must be generated by the applicant, or the applicant must purchase access to the information from other data providers. We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors, particularly those with lesser financial resources. While we have no reason to believe that the product registration requirement will be discontinued or materially modified, we cannot give any assurances as to the effect of such a discontinuation or modification on our competitive position.

Employees

As of the end of fiscal year 2008, we had a total of 274 full-time employees. At our corporate offices in Houston, Texas, we employed 39 persons. At the end of the fiscal year, we had 86 employees at our Pueblo, Colorado facility, 74 at our Milan, Italy facility, 53 at the Matamoros, Mexico facility, nine at our Alabama facility, and 13 in Kansas at our animal health operating facility. None of our employees in the United States are represented by a labor union. Approximately 50% of our employees in Mexico are represented under a labor contract which was renewed in May 2007. We believe that we have good relations with our employees.

Environmental and Safety Matters

Our operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, disposal, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We must devote significant financial resources to ensure compliance, and we believe that we are in substantial compliance with all the applicable laws and regulations.

We anticipate that the regulation of our business operations under federal, state and local environmental regulations in the United States and abroad will increase and become more stringent over time. We cannot estimate the impact of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.

United States Regulation.    The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and the “Superfund” law, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as in association with the disposal facilities where wastes were sent. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we generated materials that fall within CERCLA’s definition of hazardous substances. We may be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported and for associated damages to natural resources.

The Federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws, regulate the treatment, storage, disposal, remediation and transportation of wastes including those designated as “hazardous wastes”. The EPA and various state agencies have limited the disposal options for these wastes and impose numerous regulations upon the treatment, storage, disposal, remediation and transportation of those wastes. Our operations generate wastes that are subject to RCRA and comparable state statutes. Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may be designated in the future as hazardous wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly treatment, storage and disposal requirements.

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

Foreign Regulation.   Our Matamoros, Mexico and Milan, Italy facilities and operations are subject to various environmental laws, regulations and ordinances promulgated by governmental authorities of Mexico and Italy. Each country has laws and regulations concerning air and water emissions and hazardous waste treatment, storage and disposal and their respective regulatory authorities are given broad authority to enforce compliance with environmental laws and regulations, and can require that operations be suspended pending completion of required remedial action.

Licenses, Permits and Product Registrations.   Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico, Italy and other countries in which we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, and our animal health pesticides are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under agreements with other industry participants, we sometimes share research and testing costs pertaining to our chemical products. We incurred expenses of approximately $1.3 million in fiscal year 2008, $1.5 million in fiscal year 2007 and $1.2 million in fiscal year 2006 in connection with the research, testing and other expenses related to our participation in several industry task forces.

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

Risks Relating to Our Business

The industries in which we operate are competitive. This competition may prevent us from raising prices at the same pace as our costs increase, making it difficult for us to maintain existing business and win new business.

We operate in competitive markets. Certain of our competitors have substantially greater financial and technical resources than we do. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us. In electronic chemicals particularly, we compete with several international and North American companies, including Honeywell and BASF. Our customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Competition in the electronic chemical segment’s markets is based on a number of factors, including price, freight economics, product quality and technical support. If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

We may experience a reduced demand for our wood preserving chemicals if the demand for the wood products on which those chemicals are used decreases, which may adversely affect our business, results of operations, cash flow and financial condition.

Our wood preserving chemicals, penta and creosote, which represented 53% of our total revenues in fiscal year 2008, are sold into mature markets. The principal consumers of our wood preserving chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroads.

Penta is used primarily to treat utility poles in the United States. In recent years, utility pole demand has generally declined, as we believe electric utilities in the United States have reduced their maintenance spending due to competitive pressures arising from deregulation. Although utility pole demand has recently increased, deregulation and consolidation may continue to negatively affect the utility pole market.

The preservation of wood railroad crossties represents the largest market for creosote in the United States. For more than five years, the average annual purchases of wood crossties by United States and Canadian railroads have been in the upper reaches of their normal range. We believe that about 20.0 million railroad crosstie purchases were made in fiscal year 2008, but that purchases are now declining somewhat. If the current purchase rate continues to decline, or if railroads shift significantly to a greater use of non-wood ties, such as those made with concrete or plastic, we will experience a decline in our creosote sales.

A significant decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.

The industries that we compete in are subject to economic downturns.

An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at Intel Corporation, or at certain of their manufacturing plants, could have a material adverse impact on the results of our electronic chemicals segments. Similarly, an economic downturn affecting utilities or major railroads could have a material adverse effect on demand for our wood preserving chemicals, and economic distress affecting livestock producers could have a material adverse effect on our animal health segment.

A significant portion of our revenue and operating income from our electronic chemicals segments are concentrated in a small number of customers.

We derive a significant portion of our revenues and operating income in our electronic chemicals segments from sales of products to a small number of customers. As a result, the loss of a significant customer, or a reduction of demand from one of those customers, could adversely affect our revenues and operating income.

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

We purchase raw materials for our electronic chemicals business from a number of domestic and foreign suppliers. Although we believe that the raw materials we require in our electronic chemicals business will be available in sufficient supply on a competitive basis for the foreseeable future, continued increases in the cost of raw materials, including energy and other inputs used to make our products, could affect future sales volumes, prices and margins for our products. If a supplier should cease to deliver goods or services to us, we would probably find other sources. However, such a disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes could adversely impact our ability to obtain key raw materials in a timely fashion, or at all.

Increases in the price of our primary raw materials for our wood preserving chemicals business may decrease our profitability and adversely affect our liquidity, cash flow, financial condition and results of operations.

Chlorine is a key component in the manufacture of penta. The price we pay for chlorine has been at very high levels for some time, and although we have increased prices, those increases have not been sufficient to maintain the previous profitability of that product. High energy prices have increased the competition for creosote, since it can be burned as a fuel in certain markets and can be used as feed stock in the carbon black market. Creosote is produced by our suppliers from the distillation of coal tar. Coal tar supplies, particularly in the United States, are in short supply, a situation which we expect will continue indefinitely. Historically, the cost of our creosote has increased each year, and we believe that it will continue to increase.

The prices we pay for raw materials in our wood preserving chemicals business have increased significantly in the last several years, and we have not always been able to pass those increases through to our customers fully and timely. In the future, we may be unable to pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross profit. Price increases for raw materials may also increase our working capital needs, which could adversely affect our liquidity and cash flow. For these reasons, we cannot assure you that raw material cost increases in our wood preserving chemicals business would not have a material adverse effect on our financial condition and results of operations.

We are dependent on a limited number of suppliers for cosolvent, creosote and several of our animal health pesticides, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.

We depend on two major suppliers for the cosolvent needed to produce the liquid formulation of our penta product. Both of these suppliers produce cosolvent as a byproduct of a process intended to manufacture a higher value product. Changes in that process or in market conditions affecting the higher value product could materially affect the availability or price of cosolvent. Our creosote is supplied primarily by two suppliers. There are no other significant suppliers of creosote for the North American market. We have one supplier of the tetrachlorvinphos active ingredient for our Rabon and Ravap products, and only one supplier for each of two other active ingredients in our animal health pesticides, dichlorvos and endosulfan.

If we were to lose any of these suppliers, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.

Our profitability could be adversely affected by high petroleum prices.

The profitability of our business depends to a degree upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make our products, including penta solutions. High petroleum prices also affect the businesses of our customers. In particular, the purchasers of our animal health pesticides have experienced increased feed costs for their livestock and increased fuel costs, each of which is impacted by high petroleum prices. Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse affect on our results of operations. Petroleum prices have recently risen to historic or near historic highs. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices. Therefore, high petroleum prices could have a material adverse impact on our business and profitability.

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

We have recently completed a major acquisition, and may continue to pursue new acquisitions or joint ventures, and any such transaction could result in operating or management problems that adversely affect operating results. We remain subject to the ongoing risks of successfully integrating and managing the acquisitions and joint ventures that have been completed.

We recently completed the acquisition of our electronic chemicals business. That transaction exposes us to the risk of successfully integrating a major acquisition. The integration impacts various areas of our business, including, but not limited to, our workforce, management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.

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

Our creosote, penta and many of our animal health products have been and are undergoing re-registration or registration review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. In order to be re-registered, or to satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, EPA announced that it had determined that creosote and penta were eligible for re-registration, but EPA proposed new restrictions on the use of those products that will require some of our customers to incur substantial additional costs and to revise certain operating procedures. EPA also required that creosote and penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. Similarly, EPA is likely to request additional testing in its registration review of certain animal health pesticides. We cannot assure you as to when or if the EPA will issue a final decision concluding that the conditions of re-registration for our creosote and penta products have been satisfied, or concluding the registration review of our animal health pesticides. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration would have a material adverse effect on our financial condition and results of operations.

Our products may be rendered obsolete or less attractive by changes in industry requirements or by supply-chain driven pressures to shift to environmentally preferable alternatives.

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

The acquisition of properties requires assessment of a number of factors, including physical condition and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. The assessments made result from a due diligence review of the subject properties, but such a review may not reveal all existing or potential problems. We may not be able to obtain contractual indemnities from the seller for liabilities that it created or that were created by any predecessor of the seller. We may be required to assume the risk of the physical or environmental condition of the properties in addition to the risk that the properties may not perform in accordance with expectations.

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

Weather may impact adversely our ability to conduct business.

The supplier of approximately one-half of our creosote is based in Europe, and we import that product through a terminal in New Orleans, Louisiana.  Several other suppliers of raw materials for our electronic chemicals business are located on the Gulf Coast of the United States. Thus, we are dependent on terminals and facilities located in coastal areas for a substantial portion of the creosote we use and for certain of the raw materials we use for our electronic chemicals products. These terminals and facilities are vulnerable to hurricanes and other adverse weather conditions that have the potential to cause substantial damage and to interrupt operations. For example, in 2005 Hurricane Katrina closed our terminal in New Orleans, Louisiana temporarily and forced us to locate an interim substitute terminal. We cannot assure you that adverse weather conditions will not affect our importation of creosote or the availability of certain other raw materials in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations.

The distribution and sale of our products is subject to prior governmental approvals and thereafter ongoing governmental regulation.

Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of our products. The labeling requirements restrict the use and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All of our wood preserving and animal health products are subject to the EPA’s registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Those registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where our products are used also require registration before they can be marketed or used in that state.

Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. We have and are currently furnishing certain required data relative to our products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our operating expenses, and we expect those expenses will continue in the future. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While Good Laboratory Practice standards specify the minimum practices and procedures which must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. We can provide no assurance that our resources will be adequate to meet the costs of regulatory compliance or that the cost of such compliance will not adversely affect our profitability.

The Registration Evaluation and Authorization of Chemicals (“REACH”) legislation may affect our ability to manufacture and sell certain products in the European Union.

REACH, which was effective on June 1, 2007, will require chemical manufacturers and importers in the European Union to prove safety of their products.  As a result, we will be required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments.  REACH requires all covered substances to be pre-registered by November 30, 2008.  Products containing covered substances cannot be manufactured or imported into the EU after this date unless they are pre-registered.  Additionally, substances of high concern are subject to an authorization process.  Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH will be phased in over the next ten years.  We will incur additional expense to affect the registration of our products under these regulations.  REACH may also affect our ability to manufacture and sell certain products in the European Union.

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

The EPA and other federal and state agencies, as well as comparable agencies in Mexico, Italy and in other countries where we sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These environmental laws and regulations may require permits for certain types of operations, requires the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution resulting from our operations. We expend substantial funds to minimize the discharge of hazardous materials in the environment and to comply with governmental regulations relating to protection of the environment. Compliance with environmental and health and safety laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. We have incurred, and expect to continue to incur, significant costs to comply with environmental and health and safety laws. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of the various laws and governmental regulations, and could, among other things, impose liability on us for cleaning up the damage resulting from a release of pesticides, hazardous materials or other chemicals into the environment.

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

In general, the chemical industry is cyclical and product demand for certain products is seasonal. Many of our products are used in industries that are cyclical in nature. Changes affecting these industries can adversely affect our revenues and margins. Seasonal usage of our chemical products follows varying agricultural seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of our animal health chemicals. There can be no assurance that we will adequately address any adverse seasonal effects.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team, including J. Neal Butler, our President and Chief Executive Officer, John V. Sobchak, our Chief Financial Officer, Roger C. Jackson, our General Counsel, and Ernest C. Kremling, our Vice President of Operations. The loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

More than half of our full-time employees who work at our facility in Matamoros, Mexico, and about a quarter of those who work in Milan, Italy are represented under a labor contract that is negotiated annually. We cannot assure you that a new agreement will be reached each year without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

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

We have facilities in the United States, Mexico, and Italy, and generate a significant portion of our sales in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico and Italy and, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

ITEM 1B.                                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                   PROPERTIES

We own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	September 2013
Houston, Texas	Storage (former corporate office)	8,000 square feet	Leased	March 2009
Elwood, Kansas	Manufacture and Warehouse: Animal Health Pesticides	14.9 acres	Owned	N/A
Matamoros, Mexico	Manufacture and Warehouse: Penta and MSMA	13.0 acres	Owned	N/A
Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A
Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A
Milan, Italy	Manufacture and Warehouse: Electronic Chemicals	7.3 acres	Owned	N/A

We manufacture and warehouse our electronic chemicals at our Pueblo, Colorado and Milan, Italy facilities. We manufacture and warehouse certain of our animal health pesticides at our Elwood, Kansas facility. We manufacture and warehouse penta products at our Matamoros, Mexico facility, and formulate and distribute penta solutions at our Tuscaloosa, Alabama facility. We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the lease for our corporate office is not renewed or is terminated, we can obtain other suitable facilities.

We also have one long-term tank storage agreement with a commercial terminal facility where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our electronic chemicals and animal health products. Our bulk storage terminal is on the Mississippi River near New Orleans at Avondale, Louisiana. That terminal is used primarily for creosote imported by us from Europe. If our tank storage agreement is not renewed or is terminated, we believe we can obtain other suitable facilities.

ITEM 3.                 LEGAL PROCEEDINGS

We have previously reported that a lawsuit was filed in 2007 against us in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs Cleveland G. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We have discontinued the operation of our agricultural herbicide product line, referred to as MSMA, but in connection with that product line we were a member of the MSMA task force. As previously reported, an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), was sued by Albaugh, Inc. in 2007 claiming that AHP overbilled it for certain task force expenses. Although Albaugh Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it now claims that it was overbilled for many years by at least $900,000. The case is in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. AHP has responded that the billings were proper and as agreed. In April 2008, Albaugh sought permission from the court to add us and the other two MSMA task force members as defendants in the suit. The court has not yet ruled on that motion but is expected to do so soon. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We have previously reported that KMEX, our Mexico subsidiary, has been sued over its purchase from Oscar Villarreal in 2004 of additional property adjacent to our facility in Matamoros. The suit was filed in 2008 in Matamoros, Mexico under Guillermo Villarreal, et al vs KMG de Mexico, et al. The plaintiff Guillermo Villarreal is a relative and has filed on behalf of Oscar Villarreal who was allegedly declared an incompetent under the law in 2006. The suit claims that Oscar Villarreal was also incompetent in 2004, when KMEX purchased the property. The property was sold to KMEX under a power of attorney granted by Oscar Villarreal to another of his relatives, Luis Villarreal. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We have previously reported that a lawsuit was filed against KMEX respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The lawsuit was filed in 1998 Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.

We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal 2008 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES

Our common stock, par value $.01 per share, has traded on The Nasdaq Global Market (trading symbol KMGB. As of October 10, 2008, there were 11,059,795 shares of Common Stock issued and outstanding held by approximately 500 shareholders of record, and more than 300 round lot holders. The following table represents:

•                                          the high and low sale prices for our common stock as reported by the Nasdaq Global Market during fiscal years 2008 and 2007; and

•                                          the quarterly dividends we declared and paid during fiscal year 2008 and the semi-annual dividends we declared and paid during fiscal year 2007.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2008

First Quarter	$26.75	$13.65	$0.02	$218,000
Second Quarter	17.27	12.69	0.02	219,000
Third Quarter	17.70	13.03	0.02	220,000
Fourth Quarter	14.50	9.71	0.02	220,000

Fiscal 2007

First Quarter	$9.62	$7.50	$0.0375	$394,982
Second Quarter	10.75	8.81
Third Quarter	12.50	9.30	0.0375	395,799
Fourth Quarter	28.25	11.20

We intend to pay out a reasonable share of net cash provided by operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2009 of $.02 per share, or approximately $221,000. The current quarterly dividend rate represents an annualized dividend of $0.08 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.

We repurchased no shares in fiscal years 2008 or 2007.

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

The following table presents securities issued pursuant to options granted under equity compensation plans (see note 13 to the notes to the consolidated financial statements included in this report):

Range of Exercise Price	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$2.48-5.00	359,500	7.4 years	$3.91	262,000	$3.76

The following table presents performance-based and time-based restricted stock awarded under equity compensation plans (see note 13 to the notes to consolidated financial statements included in this report). Except for 2,600 shares issuable under time-based awards, the performance-based and time-based restricted stock awards are unvested:

Grants

2007 Performance-Based Awards (Maximum Grants)	39,750
2008 Performance-Based Awards (Maximum Grants)	39,590
2008 Time-Based Awards	12,099

In December 2003, we purchased certain penta distribution assets of Wood Protection Products, Inc., and granted an affiliate of the seller an option to acquire 175,000 shares of our common stock at an exercise price of $2.50 per share. The option was vested when granted, and was exercisable for five years. The issuance of the option was exempt pursuant to Section 4(2) of the Securities Act of 1933. As of July 31, 2008 the option holder had exercised 150,000 shares.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2008. The financial data for each of the three fiscal years ended July 31, 2008 has been derived from our audited consolidated financial statements included elsewhere in this report. The financial data for each of the two fiscal years ended July 31, 2005 has been derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Statement of Operations Data (1):
Net sales	$154,394	$86,171	67,200	$55,064	$39,931
Cost of sales	107,563	55,735	43,575	37,668	27,640
Gross profit	46,831	30,436	23,625	17,396	12,291
Selling, general & administrative expenses	35,338	15,318	13,702	11,626	8,470
Operating income	11,493	15,118	9,923	5,770	3,821

Interest income	438	560	281	73	25
Interest expense	(2,670)	(945)	(1,044)	(620)	(364)
Other income (expense)	(55)	6	(35)	(35)	68
Total other income (expense)	(2,287)	(379)	(798)	(582)	(271)
Income from continuing operations before income taxes	9,206	14,739	9,125	5,188	3,550
Provision for income taxes	(3,550)	(5,576)	(3,190)	(1,903)	(1,350)
Income from continuing operations	5,656	9,163	5,935	3,285	2,200
Loss from discontinued operations	(281)	(314)	(2,159)	(233)	(437)
Net income	$5,375	$8,849	$3,776	3,052	1,763

Earnings per share from continuing operations-basic	$0.52	$0.87	$0.66	$0.42	$0.29
Earnings per share from discontinued operations-basic	(0.03)	(0.03)	(0.24)	(0.03)	(0.06)
Earnings per share—basic	$0.49	$0.84	$0.42	$0.39	$0.23
Earnings per share from continuing operations-diluted	$0.50	$0.83	$0.63	$0.40	$0.29
Earnings per share from discontinued operations-diluted	(0.02)	(0.03)	(0.23)	(0.03)	(0.06)
Earnings per share—diluted	$0.48	$0.80	$0.40	$0.37	$0.23
Weighted average shares outstanding—basic	10,978	10,573	8,914	7,901	7,543
Weighted average shares outstanding—diluted	11,232	11,034	9,447	8,256	7,631

Cash Flow Data (1):
Net cash provided by operating activities	$15,668	$8,968	$7,055	$7,563	$3,735
Net cash used in investing activities	75,540	802	10,967	13,442	11,816
Net cash provided by (used in) financing activities	46,442	(3,330)	6,300	13,685	7,565
Payment of dividends	877	791	660	529	452
Depreciation and amortization	5,665	3,832	3,889	2,204	1,643
Impairment charge	102	—	2,368	—	—
Additions to property, plant and equipment	2,729	581	2,085	445	972

Balance Sheet Data (1):
Total assets	$155,798	$81,233	$72,702	$61,103	$43,240
Long-term debt, net of current portion	53,516	10,468	13,981	17,644	11,235
Total stockholders’ equity	63,687	56,410	46,918	32,888	24,590

(1) Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions since 2004, and by the adoption in fiscal year 2006 of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and the impairment of MSMA assets in fiscal year 2008 and 2006. See, “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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

Introduction

We manufacture, formulate and globally distribute specialty chemicals. We operate specialty chemical businesses selling in electronic chemicals, industrial wood preservatives and animal health pesticides. Our electronic chemicals are sold to the semiconductor industry where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood preserving chemicals, penta and creosote, are used by industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health pesticides are used on cattle, swine and poultry to protect them from flies and other pests.

In fiscal year 2008, approximately 40% of our revenues were from electronic chemicals, 53% were from industrial wood preservation chemicals, and 7% were from animal health pesticides.

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

Acquisitions

A key element of our business strategy is to acquire businesses and assets that operate in segments of the specialty chemical industry exhibiting those characteristics we believe provide us with opportunities to grow our company in a manner that increases shareholder value. The acquisitions we have completed since fiscal year 2004 are summarized below.

In December 2007, we acquired the high-purity process chemicals business of Air Products. That business sells high purity wet process chemicals to the semiconductor industry. The chemicals are used primarily to clean and etch silicon wafers in the production of semiconductors. Our purchase of this electronic chemicals business included two facilities, accounts receivable, inventory, and intangible assets. The cost of the acquisition was approximately $72.5 million, which included $25.0 million for inventory and accounts receivable and $2.6 million for transaction related costs paid to other parties.

In February 2006, we purchased an animal health pesticides business of Boehringer Ingelheim. We purchased one production facility, pesticide registrations for products used on cattle, swine, poultry and livestock premises and inventory. The pesticides registrations acquired in the transaction were for the United States, Canada, Australia, Mexico and several other countries in Latin America. These products complemented our existing animal health pesticides registrations, and included a leading brand of insecticidal ear tags for cattle and several liquid and dust formulations for livestock and their premises. The purchase price was approximately $8.9 million, including $2.7 million of inventory.

In June 2005, we purchased certain penta assets from Basic Chemicals Company, LLC, a wholly-owned subsidiary of Occidental Chemical. We purchased product registrations and data, manufacturing equipment and certain other assets. The product registrations we acquired in the transaction were for the United States and Canada. Following this acquisition, we became the sole producer and registration holder for penta in North America. The purchase price was $13.4 million.

In fiscal year 2004, we made three acquisitions with an aggregate purchase price of approximately $11.6 million. In December 2003, we purchased penta distribution assets from Wood Protection Products, Inc., including distribution and plant equipment, inventory and penta product registrations. In June 2004, we purchased creosote product registrations from Trenton Sales. In connection with our purchase, we entered into a long term supply agreement with Lufkin Creosoting Co., an affiliate of Trenton Sales, under which we sell Lufkin Creosoting its creosote requirements for its wood treating operations. Also in June 2004, we expanded our animal health product line by purchasing the Ravap trade name and inventory from Boehringer Ingelheim.

Results of Operations

Segment Data

Segment data is presented for our four segments for the three fiscal years ended July 31, 2008, 2007 and 2006. You should read the foregoing segment data in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The information for the fiscal years ended July 31, 2007 and 2006 has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 5 to our consolidated financial statements.

	Year Ended July 31,
	2008	2007	2006
	(Amounts in thousands)
Revenues:
Electronic Chemicals – North America (1)	$47,645	$—	$—
Electronic Chemicals – International (1)	13,524	—	—
Penta	26,366	28,377	27,862
Creosote	55,207	43,645	30,674
Animal Health	11,652	14,149	8,664

Total revenue for reportable segments	$154,394	$86,171	$67,200

(1) Net of intersegment revenues of $332,000 and $231,000 for Electronic Chemicals – North America and Electronic Chemicals – International, respectively, which are eliminated in consolidated revenues.

Segment Revenue

We operate the electronic chemicals business as two segments, one segment for North America and one for the international portion of the business. Over the seven-month period in fiscal year 2008 that we have owned that business, the North America segment had net sales of $47.6 million and the international segment had net sales of 13.5 million. We operated the business under a transitional services agreement with Air Products throughout fiscal year 2008. Among other services, Air Products provided distribution on an interim basis in certain countries served by the international segment of electronic chemicals. The customers in most of those countries were direct customers by fiscal year end, but we estimate that sales for that segment were reduced by approximately $272,000 for the seven months that we owned the business due to the need to operate through the Air Products distribution system.

The net sales of the penta segment decreased by $2.0 million, or 7.1%, to $26.4 million in fiscal year 2008, but penta revenues increased by $515,000 to $28.4 million in fiscal year 2007 from $27.9 million in fiscal year 2006. The penta revenue decrease in fiscal year 2008 was from reduced sales volume in our penta solutions while the increase in fiscal 2007 was the result of higher penta prices. Penta solutions sales declined in fiscal year 2008, because several customers switched to our penta blocks, and because spending for maintenance of utility poles in the southeast United States was at reduced levels. Creosote segment revenues increased $11.6 million, or 26.5%, to $55.2 million in fiscal year 2008, and also increased by $13.0 million, or 42.3%, to $43.6 million in fiscal year 2007 from $30.7 million in fiscal year 2006. Our creosote revenues were higher in both fiscal years 2008 and 2007 on price increases, as volume was up about 1.3% in fiscal year 2008, and down about 4.3% in fiscal year 2007 compared with fiscal year 2006. Demand for treated railroad crossties by major railroads, the principal use for creosote, continued at approximately 20.0 million crossties per year, near the upper end of the historic range.

Animal health pesticides segment sales decreased by $2.5 million, or 17.6%, to $11.7 million in fiscal year 2008 from $14.1 million in fiscal year 2007. In fiscal year 2007 we had an increase of $5.5 million in our animal health pesticide net sales over the prior year because of the acquisition of additional product lines and the introduction of a new ear tag product. In fiscal 2008, however, net sales of animal health pesticides, particularly our ear tag products, were down. High costs for feed, fuel, and fertilizer led our customers to economize by reducing ear tag purchases. Sales also lagged because of the impact of cooler than normal weather, and because the distribution chain had ended fiscal year 2007 with a substantial base inventory of ear tags. Sales of our animal health products are seasonal, and occur primarily in the second half of our fiscal year. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. The end users of some of our products may, because of weather patterns, delay or intermittently curtail use of some products, which may result in a reduction of our revenues and profitability. The combined revenues from products subject to seasonal variations represented about 7% of our total annual revenues. Their peak selling season is during the last two quarters of the fiscal year, and revenue and profit are concentrated in these periods.

Segment Income (Loss) from Operations

Income from operations of the electronic chemicals segment in North America in fiscal year 2008 was $3.3 million for the seven months we owned the business. Our international chemicals segment, however, had a loss from operations of $1.2 million, in part because that segment sold through Air Products distribution chain for much of the year. Since we acquired the electronic chemicals business at the end of December 2007, raw material prices have increased dramatically in that business. Although we have increased our prices to customers several times in response, the timing of our cost increases reduced margins in fiscal year 2008, particularly in Europe. We also operated the electronic chemicals business in fiscal year 2008 under a transition services agreement with Air Products.  Under that agreement, Air Products supplied certain supply chain, information technology and accounting services for the business, while we developed the infrastructure to integrate the new business into our operations.

Income from operations of the penta segment decreased $2.5 million, or 26.1%, to $7.0 million. By contrast, penta segment income from operations increased by $359,000 to $9.5 million in fiscal year 2007 from $9.1 million in fiscal year 2006, or an increase of 3.9%. The decline in fiscal year 2008 was mainly due to a 35.4% increase in the cost of a petroleum-based raw material combined with a 7.1% decline in penta net sales, while the increase in the prior year came primarily because of improved pricing. Creosote segment income increased $300,000 in fiscal year 2008, a 3.3% increase. Creosote segment income increased $5.1 million in fiscal year 2007 over 2006, an increase of 126.7%. The increases in each of the years came on higher creosote prices.

Animal health pesticides segment income from operations decreased $2.0 million, or 65.7%, in fiscal year 2008 to $1.1 million, but increased by $1.6 million to $3.1 million in fiscal year 2007 from $1.5 million in fiscal year 2006, or an increase of 102%. The reduction in income from operations for the animal health pesticides segment largely hinged on the sales volume decline, primarily because of lower sales of our ear tags. Animal health segment volume had increased in fiscal year 2007 because of the expanded products line acquired from Boehringer Ingelheim in fiscal year 2006.

Fiscal Year 2008 compared with Fiscal Year 2007 and
Fiscal Year 2007 compared with Fiscal Year 2006

Net Sales Revenue and Gross Profit

Net Sales and Gross Profit for Fiscal Year 2008 vs. Fiscal Year 2007.

Net sales increased $68.2 million, or 79.2%, in fiscal year 2008 to $154.4 million from $86.2 million in fiscal year 2007. The increase was attributable to the addition of the electronic chemicals business and improved creosote pricing. For fiscal year 2008, $47.6 million of improved net sales came from the electronic chemicals North America segment, $13.5 million came from the international segment, and $11.6 million came from the creosote segment. On the other hand, penta segment net sales revenue declined $2.0 million and animal health net sales revenue declined $2.5 million, reductions of 7.1% and 17.6%, respectively.

Gross profit increased in fiscal year 2008 by $16.4 million, or 53.9%, to $46.8 million as compared to gross profit of $30.4 million in fiscal year 2007. Gross profit as a percent of sales declined in fiscal year 2008 to 30.3% of sales as compared to 35.3% of sales in fiscal year 2007. Price increases in electronic chemicals were implemented after we acquired the business in December 2007, and we expect to see improved margins in electronic chemicals. However, margins for these products for fiscal year 2008 were less than margins we have been able to achieve over time on some of our wood preserving and animal health products. Our creosote segment gross profit improved by $700,000 in fiscal year 2008, but our penta segment and animal health segments both declined significantly as compared to fiscal year 2007. Penta segment gross profit decreased by $2.5 million and the animal health segment decreased by $2.0 million.

Margins will continue to be impacted in fiscal year 2008 by the high costs of raw materials used to produce our products. In electronic chemicals, raw material price increases since January 2008 in phosphoric acid, sulfuric acid and isopropyl alcohol put serious pressure on product pricing. We anticipate that this recent volatility in electronic chemical raw materials costs will continue in fiscal year 2009. Penta raw material costs for chlorine and phenol remained at high levels in fiscal year 2008 and the cost of solvent used for penta solutions increased approximately 35.4% over fiscal year 2007. We expect that penta raw material costs will continue at high levels throughout fiscal year 2009, maintaining pressure on our penta margins. We also expect that there will be continuing upward pressure on creosote costs in fiscal year 2009 and beyond, because the supply of creosote has tightened. We also will incur a greater than 11.0% price increase in the tetrachlorvinphos raw material used in several of our animal health pesticides.

Because other companies may include certain of the costs that we record in cost of sales in selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as cost of sales, our gross profit may not be comparable to that reported by other companies.

Net Sales and Gross Profit for Fiscal Year 2007 vs. Fiscal Year 2006.

Net sales increased from $67.2 million in fiscal year 2006 to $86.2 million in fiscal year 2007, an increase of 28.2%. For fiscal year 2007, penta net sales comprised 2.7% of the increase while 68.4% of the increase in net sales came from our creosote segment. Creosote prices increased significantly in fiscal year 2007, driven substantially by increases in our purchase cost for creosote. Approximately 28.9% of the increase in net sales came from the animal health segment where we experienced increased volume because of sales of the products acquired from Boehringer Ingelheim in February 2006, including the introduction of the new Avenger ear tag.

Gross profit increased by $6.8 million, or 28.8%, to $30.4 million in fiscal year 2007. Gross profit as a percent of sales was flat in fiscal year 2007 at 35.3% of sales as compared to 35.2% of sales in fiscal year 2006. Creosote and animal health segments improved margins, but penta margins were down in fiscal year 2007 on increased costs by approximately $500,000. In fiscal year 2007, creosote gross profit increased $3.9 million on higher prices, even though we experienced a significantly higher cost from our suppliers, and gross profit in the animal health segment improved by $3.5 million. The termination of the interim marketing arrangement with Boehringer Ingelheim positively affected animal health margins in fiscal year 2007.

Selling, General and Administrative Expenses

SG&A for Fiscal Year 2008 vs. Fiscal Year 2007.

Selling, general and administrative expenses increased to $35.3 million in fiscal year 2008 from $15.3 million in fiscal year 2007, an increase of $20.0 million, or 130.7%. Of that increase $17.4 million was attributable to the addition of the electronic chemicals North America and international segments. Corporate expense not directly identified with a particular business segment increased to $8.2 million in fiscal year 2008 from $6.7 million in fiscal year 2007. The increase in fiscal year 2008 was primarily because of increased expense for legal and professional services, including accounting expense. See note 14 to the notes to the consolidated financial statements included in this report.

Selling, general and administrative expenses included charges for transitional services provided by Air Products and approximately $667,000 for consultants assisting with the integration of the business. Although approximately 60% of transitional services are costs from third parties allocated to us by Air Products, about $3.7 million was allocated to us in fiscal year 2008 for Air Products’ internal costs, including corporate overhead. We estimate that the transition services provided by Air Products cost us approximately $175,000 per month more than it will cost us to provide those functions internally after the conclusion of transition. We began operating the acquired business on our own system and terminated transition services with Air Products in October 2008. We expect savings in selling, general and administrative expenses of approximately $1.0 million in fiscal year 2009 over fiscal year 2008 on a comparable period basis. Components of those savings are expected to include reduced costs for accounting and information technology systems, as well as a reduction in supply chain costs.

Selling, general and administrative expenses attributable to our wood preserving chemicals and animal health segments increased in fiscal 2008 over the prior fiscal year by $2.6 million in the aggregate. We had increases in supply chain costs of approximately $477,000 primarily related to our creosote segment, increased expenses for new product research and for employee, marketing and advertising expenses for animal health of approximately $746,000, increased legal and regulatory expenses of approximately $605,000, and increased headquarters administrative expenses of $700,000. Supply chain increases consisted of rail car maintenance and creosote storage facility costs. Legal expenses increased because of higher litigation expense and added regulatory personnel. Headquarters administrative costs increased because of higher costs generally, higher auditing costs and because of Sarbanes-Oxley compliance costs. We incurred $466,000 of expense in fiscal year 2008 for additional auditing and third-party consulting in connection with our first year of assessing internal control over financial reporting under Sarbanes-Oxley.

SG&A for Fiscal Year 2007 vs. Fiscal Year 2006.

Selling, general and administrative expenses increased from $13.7 million in fiscal year 2006 to $15.3 million in fiscal year 2007, an increase of $1.6 million, or 11.8%. Corporate expense not directly identified with a particular business segment increased to $6.7 million in fiscal year 2007 from $4.8 million in fiscal year 2006. The increase in fiscal year 2007 was primarily because of increased Houston personnel costs and director fees and initiatives. See note 14 to the notes to the consolidated financial statements included in this report.

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

Interest Expense

Interest expense was $2.7 million in fiscal year 2008 compared with $945,000 in fiscal year 2007 and $1.0 million in fiscal year 2006. The increase in fiscal 2008 was due primarily to increased borrowings to complete our acquisitions of the electronic chemicals business in December 2007. The decrease in interest expense in fiscal year 2007 over fiscal 2006 was due to principal reductions during the year.

Income Taxes

Our effective tax rate was 38% in fiscal years 2008 and 2007, and 36% in fiscal year 2006. Our subsidiary, KMG Italia, incurred a net operating loss of approximately $1.3 million. The loss is available to offset future income indefinitely. We believe that the deferred tax asset related to this net operating loss will be utilized based on current projections of future taxable income.

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

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $15.7 million in fiscal year 2008 as compared with $9.0 million in fiscal year 2007 and $7.1 million in fiscal year 2006.

In fiscal year 2008, net income added $5.4 million to net cash provided by operations. However, substantial net cash from operations was used in the year as accounts receivable increased by $13.7 million. Accounts receivable increased during fiscal year 2008 from sales in our electronic chemicals segments and due to the transitional services provided by Air Products. Accounts receivable owed to us by Air Products was approximately $10.1 million, which primarily represents amounts owed to us for customer payment to the Air Products lock box account. Inventories, net of the effect of $12.4 million of acquired electronic chemicals inventory, declined by $1.0 million in fiscal year 2008, or 7.5%, because inventory from discontinued operations was sold. Accounts payable increased in fiscal year 2008 by $14.8 million, $13.8 million of which was from increased payables in our electronic chemicals business which includes $10.4 million payable to Air Products primarily for amounts paid to vendors on our behalf. Accrued liabilities increased in fiscal year 2008 by $3.9 million, primarily because of liabilities pertaining to the electronic chemicals business increased by $1.9 million, net of accrued liabilities acquired in the purchase of that business.

In fiscal year 2007, net income increased cash by $8.8 million, but that was offset in the year by an increase in accounts receivable of $3.8 million. The increase in net income was primarily a result of higher sales revenue. Inventories increased in fiscal year 2007 by $3.1 million, due to increases in animal health inventory necessary to support higher sales volume and to higher than normal creosote inventory.

Net cash used in investing activities was $75.5 million in fiscal year 2008, $802,000 in fiscal year 2007 and $11.0 million in fiscal year 2006. In fiscal year 2008, we used approximately $72.5 million for the electronic chemicals business acquisition, and another $2.7 million for capital expenditures. About $1.8 million of the additions to property, plant and equipment were in the electronic chemicals segment for totes for large quantity product deliveries, for a project to improve our sewer system at our facility in Milan, Italy, and for normal facility improvements in Pueblo, Colorado and Milan. Otherwise in fiscal year 2008, we added to property plant and equipment consistent with normal practices. In fiscal year 2007, $581,000 of net cash from investing activities was used for additions to property and plant, primarily in Matamoros, Mexico, and Tuscaloosa, Alabama. In fiscal year 2006, we used net cash to complete acquisitions in our animal health segment. Our acquisitions totaled $8.6 million in 2006. We also used approximately $2.1 million in fiscal year 2006, primarily to improve penta production capacity and operations at our Matamoros, Mexico and Tuscaloosa, Alabama facilities.

In fiscal year 2008, net cash provided by financing activities was $46.4 million. We borrowed $64.0 million to finance the acquisition of the electronic chemicals business and refinance existing bank debt at the end of December 2007. That amount consisted of $55.0 million borrowed on our term loans and $9.0 million borrowed on our revolving facility. In connection with the new financing, we paid $466,000 of deferred financing costs. In fiscal year 2008, we made principal payments of $13.3 million on our borrowings under our term loans, $7.4 million of which paid our then outstanding bank facility when we financed for the purchase of our electronic chemicals business, and $2.0 million went to reduce the indebtedness we incurred in fiscal year 2005 to finance our acquisition of the penta business from Basic Chemicals Company. At July 31, 2008 we had reduced the amount outstanding on our revolving facility to $5.2 million.  In fiscal year 2007 we used $3.3 million in net cash from financing activities, but cash flows from financing activities provided $6.3 million in fiscal year 2006. In fiscal year 2007, principal repayments on all our indebtedness totaled $3.6 million. Additionally, in fiscal year 2007 certain employees and directors exercised stock options granted in prior years. We used $1.5 million in net cash from financing activities in connection with the cashless exercise feature of those options in fiscal year 2007, and the tax benefit on those exercised options was $2.4 million. We paid dividends of $877,000 in fiscal year 2008, $791,000 in fiscal year 2007 and $660,000 in fiscal year 2006.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At July 31, 2008, we had borrowed $5.2 million under that revolving facility, and our net borrowing base availability was $29.8 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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

Currently advances bear interest at LIBOR plus 2.25%. After the consummation of the acquisition of the electronic chemicals business at December 31, 2007, $9.0 million was outstanding on the revolving loan facility and $35.0 million was outstanding on the term loan facility. The new facility refinanced $7.4 million of indebtedness then outstanding under our existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity. At July 31, 2008, $5.2 million was outstanding on the revolving facility and $31.8 million was outstanding on the term loan. At September 30, 2008 $4.0 million was outstanding on the revolving facility, and $30.9 million was outstanding on the term loan.

The financing for the acquisition of the electronic chemicals business included a $20.0 million note purchase agreement we entered into with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2008 and at September 30, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used. On July 31, 2008, we were in compliance with all our debt covenants.

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2005 was financed in part by a $10.0 million loan from the seller. The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum. The principal balance of that indebtedness was $4.0 million at July 31, 2008. The next installment of principal is due in June 2009.

Capital Expenditures

In fiscal year 2008, we incurred capital expenditures, net of $49.6 million included in our acquisition of the electronic chemicals business, of $2.7 million. About $1.8 million of that amount was for expenditures attributable to the electronic chemicals business, including expenditures for the cost of totes for large quantity product deliveries, and for normal facility improvements. In fiscal year 2007 our capital expenditures were approximately $581,000 for normal improvements to our production facilities, particularly in Matamoros, Mexico and in Tuscaloosa, Alabama. In fiscal year 2006, our capital expenditures, excluding acquisitions, were approximately $2.1 million, of which $1.4 million was incurred to expand our penta production capacity in Matamoros, Mexico and in Tuscaloosa, Alabama.

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $454,000 in fiscal year 2008, $621,000 in fiscal year 2007, and $643,000 in fiscal year 2006.

We expensed approximately $1.3 million for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2008, and approximately $1.5 million and $1.2 million in fiscal years 2007 and 2006, respectively. The decreased expense was due to decreased activity in the product reauthorization process being conducted by the EPA. In September 2008, EPA determined conditionally that our two wood treating pesticides, penta and creosote, were entitled to re-registration. Nevertheless, we believe that we will continue to incur additional testing, data submission and other costs in fiscal year 2009 of approximately $700,000. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2008 are summarized in the following table (in thousands).

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than 5 Years

Long-term debt	$61,016	$7,500	$33,516	$20,000
Estimated interest payments on debt (1)	13,874	3,237	8,532	2,105
Operating leases	5,077	1,393	3,602	82
Other long-term liabilities (2)	448	—	448	—
Purchase obligations (3)	193,902	54,727	81,600	57,575
	$274,317	$66,857	$127,698	$79,762

(1) Estimated payments are based on forecast interest rates as of July 2008.

(2) Post retirement benefit obligations.

(3) Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices.

Outlook for Fiscal Year 2009

Revenues for the electronic chemicals business increased from $91.0 million in the fiscal year preceding our acquisition to an annualized rate of approximately $105.0 million during the seven months in fiscal 2008 that we owned the business. Fiscal year 2008 was characterized by rapid increases in commodity prices, especially during the second half of the year. Although we began implementing price increases upon our acquisition of the business in December 2007, the increases in commodity prices early in 2008 put pressure on margins. We expect to see improved average margins for this business in fiscal year 2009. Although we transitioned off Air Products’ enterprise resource planning system in early October 2008, we expect to continue to incur approximately $300,000 of additional consulting fees in fiscal year 2009 associated with our integration of the electronic chemicals business, largely during the first fiscal quarter.

Demand for railroad ties treated with creosote was strong in fiscal year 2008, favorably impacting sales of our wood treating chemical. We expect that demand for both of our wood treating chemicals will be flat in fiscal year 2009 relative to fiscal year 2008. We expect that the average price we pay our suppliers for creosote will increase due to higher oil prices. We will attempt to pass through the increasing cost of creosote to our customers, although no assurance can be given that we will be successful in that effort. Chlorine and phenol, important raw materials for penta production, are expected to remain near the high prices we are currently experiencing, thus maintaining pressure on penta margins. In fiscal year 2009 we will also see an approximate $1.2 million reduction in the amortization expense included in selling, general and administrative expenses related to certain intangible assets primarily associated with our June 2005 penta assets acquisition.

We expect modest growth in our animal health segment in fiscal year 2009. Growth is expected from a recovery of ear tag sales and from animal health product line extensions in the United States and Latin America.

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

Revenue Recognition —Our chemical products are sold in the open market and revenue is recognized when risk of loss and title to the products transfers to customers.

Allowance for Doubtful Accounts —We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $342,000 and $48,000 at July 31, 2008 and 2007, respectively. The increase was attributable to the electronic chemicals business.

Goodwill — In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the carrying value of goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, our carrying value of goodwill will be adjusted in accordance with SFAS 142. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, we determined that as of July 31, 2008 and 2007, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2008 and 2007.

Impairment of Long-Lived Assets —Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting form the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.

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

Interest Rate Sensitivity

As of July 31, 2008 our fixed rate debt consisted of a $4.0 million on a promissory note with an original face value of $10.0 million and annual interest rate of 4.0%, payable in five equal annual installments of $2.0 million maturing June 8, 2010 and $20 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

Our variable rate debt consisted of a credit facility with an interest rate of 2.25% plus LIBOR, maturing on December 31, 2012. On July 31, 2008, we had $5.2 million borrowed on a $35.0 million revolving credit line under that facility, and $31.8 million borrowed on a term loan under that same facility. Principal payments on the term loan are $458,333 per month for the first two years of the term facility and $666,667 per month for the remaining term of the facility.

Based on the outstanding balance of the revolving term loan and estimated average revolver balance, a 1.0% change in the LIBOR interest rate as of July 31, 2008 would result in a change of approximately $320,000 in annual interest expense.

Foreign Currency Exchange Rate Sensitivity

We are exposed to fluctuations in foreign currency exchange rates from the international segment of our electronic chemicals business. This segment uses a different functional currency than the U.S. Dollar which is our consolidated reporting currency. As a result, we recognize currency translation gains and losses as a separate component of stockholders’ equity in our consolidated balance sheets.

Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our Italy operations. Accordingly, we recognize exchange gains or losses in our consolidated statement of operations from these transactions. We believe the impact of changes in foreign currency exchange rates does not have a material effect on our results of operations or cash flows.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[This page intentionally blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. (“the Company”) as of July 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. as of July 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective August 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KMG Chemicals, Inc. internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  UHY LLP

Houston, Texas

October 14, 2008

[This page intentionally blank]

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2008 AND 2007 (in thousands, except for share and per share data)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,605	$16,004
Accounts receivable:
Trade, net of allowances of $342 at July 31, 2008 and $48 at July 31, 2007	37,126	11,709
Other	2,060	1,136
Inventories, net	24,620	13,067
Current deferred tax asset	325	159
Prepaid expenses and other current assets	1,449	537
Total current assets	68,185	42,612

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	65,979	13,808
Accumulated depreciation and amortization	(8,220)	(5,345)
Net property, plant and equipment	57,759	8,463

DEFERRED TAX ASSET	1,295	872
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	21,918	23,666
RESTRICTED CASH	343	—
OTHER ASSETS, net	2,520	1,842
TOTAL ASSETS	$155,798	$81,233

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,016	$8,144
Accrued liabilities	6,610	2,014
Current deferred tax liability	35	43
Current portion of long-term debt	7,500	3,656
Current portion of deferred rent	48	86
Total current liabilities	37,209	13,943

LONG-TERM DEBT, net of current portion	53,516	10,468
DEFERRED RENT, net of current portion	—	48
OTHER LONG-TERM LIABILITIES	1,386	364
Total liabilities	92,111	24,823

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 40,000,000 shares authorized. 11,034,795 shares issued and outstanding at July 31, 2008 and 10,774,224 shares issued and outstanding at July 31, 2007	110	108

Additional paid-in capital	22,525	20,882
Accumulated other comprehensive income	1,134	—
Retained earnings	39,918	35,420
Total stockholders’ equity	63,687	56,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,798	$81,233

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2008, 2007 AND 2006 (in thousands, except per share data)

	2008	2007	2006

NET SALES	$154,394	$86,171	$67,200

COST OF SALES	107,563	55,735	43,575

Gross Profit	46,831	30,436	23,625

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	35,338	15,318	13,702

Operating income	11,493	15,118	9,923

OTHER INCOME (EXPENSE):
Interest income	438	560	281
Interest expense	(2,670)	(945)	(1,044)
Other, net	(55)	6	(35)

Total other expense, net	(2,287)	(379)	(798)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,206	14,739	9,125

Provision for income taxes	(3,550)	(5,576)	(3,190)

INCOME FROM CONTINUING OPERATIONS	5,656	9,163	5,935

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	(425)	(533)	(3,235)
Income tax benefit	144	219	1,076
Loss from discontinued operations	(281)	(314)	(2,159)

NET INCOME	$5,375	$8,849	$3,776

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.52	$0.87	$0.66
Loss from discontinued operations	(0.03)	(0.03)	(0.24)
Net income	$0.49	$0.84	$0.42

Diluted
Income from continuing operations	$0.50	$0.83	$0.63
Loss from discontinued operations	(0.02)	(0.03)	(0.23)
Net income	$0.48	$0.80	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,978	10,573	8,914
Diluted	11,232	11,034	9,447

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2008, 2007 AND 2006 (in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income	Earnings	Equity

BALANCE AT AUGUST 1, 2005	8,956	$90	$9,353	$(850)	$49	$24,246	$32,888

Cash dividends						(660)	(660)
Stock options exercised	11		38				38
26 treasury shares issued			(129)	129			—
Shares issued in stock placement	1,710	17	10,891				10,908
Direct costs of stock placement			(426)				(426)
Stock-based compensation			359				359
Tax benefit - nonqualified stock options exercised			31				31
Comprehensive income:
Net income						3,776	3,776
Change in unrealized gain on interest rate swap (net of taxes of $3)					4		4
Total comprehensive income							3,780
BALANCE AT JULY 31, 2006	10,677	$107	$20,117	$(721)	$53	$27,362	$46,918

Cash dividends						(791)	(791)
Stock options exercised	97	1	(1,458)				(1,457)
144 treasury shares issued			(721)	721			—
Additional costs of stock placement			(5)				(5)
Stock-based compensation			510				510
Tax benefit - nonqualified stock options exercised			2,439				2,439
Comprehensive income:
Net income						8,849	8,849
Change in unrealized value on interest rate swap (net of taxes of $33)					(53)		(53)
Total comprehensive income							8,796
BALANCE AT JULY 31, 2007	10,774	$108	$20,882	$—	$—	$35,420	$56,410

Cash dividends						(877)	(877)
Stock options/warrants exercised	195	1	537				538
Stock-based compensation	66	1	750				751
Tax benefit - nonqualified stock options exercised			356				356
Comprehensive income:
Net income						5,375	5,375
Gain on foreign currency translation					1,134		1,134
Total comprehensive income							6,509
BALANCE AT JULY 31, 2008	11,035	$110	$22,525	$—	$1,134	$39,918	$63,687

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2008, 2007 AND 2006 (in thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,375	$8,849	$3,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,665	3,832	3,889
Amortization of loan costs included in interest expense	51	50	22
Impairment on assets of discontinued operations	102	—	2,368
Stock-based compensation	751	510	359
Bad debt expense (recovery)	—	13	(115)
Loss on disposal of property	13	157	5
Gain on termination of interest rate swap	—	(30)	—
Deferred rental income	(86)	(86)	(37)
Deferred income taxes	(600)	(307)	(905)
Excess tax benefit from exercise of stock options	(356)	(2,439)	(31)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	(12,757)	(2,890)	(750)
Accounts receivable - other	(914)	(872)	78
Inventories	983	(3,096)	(2,406)
Prepaid expenses and other current assets	(1,264)	175	(416)
Accounts payable	14,824	2,194	862
Accrued liabilities	3,881	2,908	356
Net cash provided by operating activities	15,668	8,968	7,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,729)	(581)	(2,085)
Cash used in connection with acquisition	(72,468)	—	(8,603)
Proceeds from sale of property	—	10	—
Proceeds from insurance claim	—	—	18
Proceeds from termination of interest rate swap	—	30	—
Increase in restricted cash	(343)	—	—
Additions to other assets	—	(261)	(297)
Net cash used in investing activities	(75,540)	(802)	(10,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing cost	(466)	—	—
Net borrowings under revolver credit agreement	5,224	—	—
Proceeds from borrowings on term loans	55,000	8,400	—
Principal payments on borrowings on term loan	(13,333)	(11,921)	(3,591)
Proceeds from stock placement	—	—	10,482
Proceeds from exercise of stock options	538	83	38
Excess tax benefit from exercise of stock options	356	2,439	31
Payments of employee withholding tax for employee cashless exercise of employee stock options	—	(1,540)	—
Payment of dividends	(877)	(791)	(660)
Net cash (used in) provided by financing activities	46,442	(3,330)	6,300

EFFECT OF EXCHANGE RATE CHANGES ON CASH	31	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,399)	4,836	2,388

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,004	11,168	8,780

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,605	$16,004	$11,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$2,492	$1,008	$637
Cash paid during the year for income taxes	$3,983	$3,814	$2,853

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General —KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture and sale of specialty chemicals in carefully focused markets through its two wholly-owned subsidiaries, KMG-Bernuth, Inc. (“KMG Bernuth”) and KMG Electronic Chemicals, Inc. (“KMG EC”). The Company sells two wood preserving chemicals—pentachlorophenol (“penta”) and creosote. The Company also sells animal health pesticides to protect livestock and poultry from flies and other pests, including insecticidal ear tags for cattle, and feed-through and pour-on insecticidal products for use on livestock and their premises. In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry.

The Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG-Bernuth. The Company has two main suppliers of creosote, which it sells throughout the United States. The Company contracts with third parties for the supply of tetrachlorvinphos and other animal health active ingredients. The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”), a subsidiary of KMG EC and the Company, in Europe and elsewhere. That business has facilities in Pueblo, Colorado and Milan, Italy.

The Company’s significant accounting policies are as follows:

Principles of Consolidation —The consolidated financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2008 was related to its operations in Italy in connection with certain utilities and warehouse providers.

Fair Value of Financial Instruments —The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2008 and 2007 was estimated to be the same as its carrying value since the debt obligations bear interest at a rate consistent with current market rates.

Inventories —Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in first-out (“FIFO”) method, and in certain instances cost estimates of FIFO are used. The Company records inventory obsolescence as a reduction in its inventory when considered unsellable.

Property, Plant, and Equipment —Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Major renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.

Depreciation for equipment commences once placed in service, and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. Depreciable life is determined through economic analysis. Depreciation for financial statement purposes is provided on the straight-line method.

The estimated useful lives of classes of assets are as follows:

Asset Description	Life (Years)

Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	remaining life of the lease

Depreciation expense was approximately $2.8 million, $1.1 million and $1.3 million in fiscal years 2008, 2007 and 2006, respectively.

Revenue Recognition —The Company’s chemical products are sold in the open market and revenue is recognized when risk of loss and title to the products transfers to customers. In general, risk of loss transfers upon shipment to customers.

Impairment of Long-Lived Assets —Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.

Cost of Sales —Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs. In the case of products manufactured by the Company, direct and indirect manufacturing costs (including depreciation and amortization) and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process. We include depreciation on our property, plant and equipment in cost of sales.

Accounts Receivable — The Company’s accounts receivable are primarily from wood-treating customers and agriculture chemicals distributors in the United States and from electronic chemical customers worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2008, one customer represented approximately 10% of total accounts receivable, and Air Products and Chemicals, Inc. (“Air Products”) represented approximately 27%, which reflects amounts owed to us for payments into the Air Products lock box account under the transition services agreement. See note 2 to the consolidated financial statements. At July 31, 2007, no customer represented 10% or more of total accounts receivable.

The Company records an allowance for doubtful accounts to reduce accounts receivable where it believes accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $342,000 and $48,000 at July 31, 2008 and 2007, respectively.

Selling, General and Administrative Expenses —These expenses include selling expenses, product storage and handling costs and the cost (primarily common carrier freight) of distributing products to the Company’s customers. Corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses are also included.

Advertising Costs —Our policy is to expense advertising costs as they are incurred. Advertising costs were $871,000, $537,000 and $130,000 in fiscal years ended July 31, 2008, 2007 and 2006, respectively.

Shipping and Handling Costs —Shipping and handling costs are included in cost of sales and selling, general and administrative expenses. Inbound freight charges and internal transfer costs are included in cost of sales. Product storage and handling costs and the cost of distributing products to the Company’s customers (distribution expense) are included in selling, general and administrative expenses.

Income Taxes —Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”),

effective August 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of FIN 48 or as of July 31, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Fiscal years subsequent to 2004 remain open and subject to examination of United States federal taxes and subsequent to fiscal year 2003 for state tax jurisdictions.  In Mexico tax years subsequent to 2001, and in Italy tax years beginning with our acquisition of the electronic chemicals business in December 2007, remain open and subject to examination.

Earnings Per Share —Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of all stock options having exercise prices less than the average market price during the period of the common stock using the treasury stock method.

Foreign Currency Translation — The functional currency of the Company’s Mexico operations has been designated as the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transactions gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses resulted in a nominal net exchange loss in fiscal years 2008, 2007 and 2006, respectively.

The functional currency of the Company’s KMG Italia subsidiary has been designated as the local currency (Euro).  The currency translation from the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity.  The assets and liabilities have been translated from Euros into U.S. Dollars using exchange rates in effect at the balance sheet dates.  Results of operations have been translated using the average exchange rates during the year.  Foreign currency translation resulted in a gain of $1.1 million which is included in accumulated other comprehensive income in the consolidated balance sheets.

Stock-Based Compensation — The Company accounts for stock-based compensation costs at fair value which is measured on the date of grant the award. The grant date fair value is measured using a Black-Scholes option valuation model for stock option awards and the Company’s stock price on the date of grant for stock awards. Stock-based compensation costs are recognized as an expense over the requisite service period of the award using the straight-line method.

Intangible Assets —Identifiable intangible assets with a defined life are being amortized using the straight-line method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually.

The Company performed its annual impairment analysis of intangible assets not subject to amortization as of July 31, 2008 and 2007 and concluded that an impairment charge was not necessary.

Goodwill — In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” the carrying value of the Company’s goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, and the Company’s carrying value of goodwill will be adjusted in accordance with SFAS 142.  Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, the Company determined that as of July 31, 2008 and 2007, goodwill was not impaired.  As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2008 and 2007.

New Accounting Standards —In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142 and the period of expected cash flows used to measure the fair value of assets under SFAS No. 141R and other U.S. GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We are currently evaluating the impact, if any, that FSP SFAS No. 142-3 will have on our consolidated financial statements.

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

2.             ACQUISITIONS

On December 31, 2007, the Company acquired the high-purity wet process chemicals business of Air Products. That business sells high purity wet process chemicals to the semiconductor industry. Its products are used primarily to clean and etch silicon wafers in the production of semiconductors. In the purchase of the electronic chemicals business, the Company acquired accounts receivable, inventory, property, plant and equipment, and intangible assets. The Company also assumed certain accrued liabilities.

The cost of the electronic chemicals business acquisition was approximately $72.5 million, which included $22.9 million for net working capital. The Company also agreed to pay retention bonuses of approximately $1.0 million in the aggregate to certain employees within one year of the acquisition date. As contemplated by the purchase agreement and to facilitate the transition of certain international customers, the purchase of approximately $1.5 million of accounts receivable and inventory, in the aggregate, was delayed until after the initial closing of the acquisition of the business.

The Company financed the acquisition with available cash, an amended and restated credit facility and a note purchase agreement. The Company will operate its electronic chemicals business in the United States and in Europe through two subsidiaries, KMG Electronic Chemicals, Inc. and KMG Italia S.r.l.

The following table summarizes the cost of the acquisition (in thousands).

Cash paid to seller	$68,929
Employee retention bonus accrual	1,014
Other costs of acquisition	2,525
Total	$72,468

The acquisition of the electronic chemicals business included working capital, a 215,000 square foot manufacturing and warehouse facility in Pueblo, Colorado, as well as a manufacturing facility and additional warehouse near Milan, Italy. The Company entered into a manufacturing agreement with Air Products under which they will continue to manufacture certain products at their Dallas, Texas facility as was done before the acquisition. The Company assumed certain accrued liabilities associated with the business, including $473,000 for property taxes and $1.6 million for accrued payroll related liabilities in Italy.

The following table summarizes the preliminary purchase price allocation for the acquisition (in thousands).

Accounts receivable, net of allowance	$12,582
Inventory, net of allowance	12,384
Property, plant and equipment	48,447
Intangible assets:
Non-compete agreement	93
Patent	72
Trademarks	47
Manufacturing agreement	919
Total intangible assets	1,131
Assumed liabilities	(2,076)
Total acquired assets, net of assumed liabilities	$72,468

The pro forma effect of the acquisition and the associated financing on the Company’s historical results for the years ending July 31, 2008 and 2007 are presented in the following table as if the transaction had occurred as of the beginning of the years presented (in thousands, except earnings per share). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the dates indicated.

	Year Ended
	July 31,
	2008	2007

Revenues	$193,841	$181,105
Operating income	15,573	22,125
Net income	7,449	10,539
Basic earnings per share	$0.68	$1.00

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

3.             INVENTORIES, NET

Inventories are summarized as follows at July 31, 2008 and 2007 (in thousands):

	2008	2007

Raw materials and supplies	$5,244	$3,933
Finished products	19,860	9,134
	25,104	13,067
Less reserve for inventory obsolescence	(484)	—

Inventories, net	$24,620	$13,067

Inventories as of July 31, 2008 included raw materials and supplies and finished products of $2.6 million and $10.4 million, respectively, related to the electronic chemicals business that was acquired in December 2007.

4.             PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2008 and 2007 (in thousands):

	2008	2007

Land	$9,110	$666
Buildings & improvements	30,617	6,145
Equipment	24,663	6,789
Leasehold improvements	132	132
	64,522	13,732
Less accumulated depreciation and amortization	(8,220)	(5,345)
	56,302	8,387
Construction-in-progress	1,457	76
Net property, plant and equipment	$57,759	$8,463

Property, plant and equipment, net as of July 31, 2008 included $31.0 million and $18.5 million attributable to the Company’s electronic chemicals business in North America and Italy, respectively.

5.                                      DISCONTINUED OPERATIONS

In the first quarter of fiscal year 2008, the Company discontinued operation of its herbicide product line (MSMA), which had comprised the agricultural chemical segment. MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. As a result, at the end of fiscal year 2006, an impairment charge of $2.4 million was recognized in connection with the MSMA operations. In the first quarter of fiscal year 2008, an impairment of $102,000 was recognized on the remaining net book value of these assets. Sales of MSMA products for the fiscal years 2008, 2007 and 2006 reported in discontinued operations, were $1.3 million, $3.6 million and $3.8 million respectively. The Company had a net loss from discontinued operations of $281,000 in fiscal year 2008, $314,000 in fiscal year 2007, and $2.2 million in 2006.

6.             INCOME TAXES

The geographical sources of income from continuing operations before income taxes for each of the three years ended July 31 (in thousands):

	2008	2007	2006

United States	$9,548	$14,346	$8,260
Foreign	(342)	393	865

Income from continuing operations before income taxes	$9,206	$14,739	$9,125

The components of income tax expense (benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2008	2007	2006

Current:
Federal	$3,398	$5,108	$2,670
Foreign	395	227	242
State	461	625	329

	4,254	5,960	3,241

Deferred:
Federal	(262)	(220)	(8)
Foreign	(419)	(144)	(41)
State	(23)	(20)	(2)

	(704)	(384)	(51)

Total	$3,550	$5,576	$3,190

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2008 and 2007 (in thousands):

	2008	2007

Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$18	$18
Inventory	321	94
Accrued liabilities	139	5
Other	82	125

Total current deferred tax assets	$560	$242

Non-current deferred tax assets
Net operating loss	356	—
Difference in depreciable basis of property	$1,109	$856
Deferred compensation	370	308

Total non-current deferred tax assets	$1,835	$1,164

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(270)	$(126)
Non-current deferred tax liabilities:
Inventory	(81)	(127)
Difference in amortization basis of intangibles	(459)	(165)
Other		—

Total non-current deferred tax liabilities	(540)	(292)

Net current deferred tax asset	$290	$116

Net non-current deferred tax asset (liability)	$1,295	$872

No valuation allowance has been provided for as the Company expects to fully realize its deferred tax assets in future years. The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective August 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of FIN 48 or as of July 31, 2008. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Fiscal years subsequent to 2004 remain open and subject to examination of United States federal taxes and subsequent to fiscal year 2003 for state tax jurisdictions.  In Mexico tax years subsequent to 2001, and in Italy tax years beginning with our acquisition of the electronic chemicals business in December 2007, remain open and subject to examination.

One of the Company’s foreign subsidiaries operates in Italy. Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009 from 33% to 27.5%. This foreign subsidiary incurred a net operating loss of approximately $1.3 million. The net operating loss is available to offset future income indefinitely. The Company believes that it is more likely than not that the deferred tax asset related to this net operating loss will be utilized based on current projections of future taxable income.

Undistributed earnings of the Company’s Mexico subsidiary amounted to approximately $4.4 million at July 31, 2008. Those earnings are considered to be permanently reinvested; accordingly, no provision for United States federal and/or state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

During calendar 2004, a new income tax law became effective in Mexico. The corporate income tax rate became 30% for calendar 2005, 29% for 2006 and 28% for 2007 and thereafter.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 34%, to earnings before income taxes for the years ended July 31, 2008, 2007, and 2006 (in thousands).

	2008	2007	2006

Income taxes at the federal statutory rate of 34%	$3,130	$5,011	$3,103
Effect of foreign operations	91	(5)	(93)
State income taxes, net of federal income tax effect	292	459	215
Other	37	111	(35)

Total	$3,550	$5,576	$3,190

7.             INTANGIBLE AND OTHER ASSETS

Intangible and other assets at July 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765

	15,361	15,361

Intangible assets subject to amortization:

Creosote supply contract (10 years)	4,000	4,000
Other creosote related assets (5 years)	131	131
Penta supply contract and other related assets (3-5 years)	7,288	7,288
MSMA product registrations and related assets (discontinued operations)	—	48
Animal health trademarks (4-5 years)	364	364
Animal health product registrations and other related assets (5-20 years)	6,165	6,165
Electronic chemicals-related contracts (3-5 years)	1,014	—
Electronic chemicals-related trademarks and patents (10-15 years)	117	—
	19,079	17,996

Total intangible assets	34,440	33,357

Less accumulated amortization	(12,522)	(9,691)

	$21,918	$23,666
Other assets consisted of the following:

Cash surrender value on key man life insurance policies	$2,042	$1,740
Loan costs, net of accumulated amortization of $51 and $0 at July 31, 2008 and 2007, respectively	415	30
Other	63	72
Total other assets, net	$2,520	$1,842

Intangible assets subject to amortization are amortized over their estimated useful lives which are between 5 and 20 years. Amortization expense was approximately $2.9 million, $2.7 million and $2.6 million for fiscal years 2008, 2007 and 2006. The estimated amortization expense is projected to be approximately $1.8 million, $965,000, $766,000, $409,000 and $354,000 for fiscal years 2009 through 2013, respectively.

8.             LONG-TERM OBLIGATIONS

The Company’s debt as of July 31, 2008 and July 31, 2007 consisted of the following (in thousands):

	July 31,	July 31,
	2008	2007
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$—
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.25% (4.71% at July 31, 2008)	31,792	—
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.25% (4.71% at July 31, 2008)	5,224	—
Term Loan Facility, variable interest rates based on LIBOR plus 2.25%	—	8,124
Other Debt:
Unsecured Loan, payable in five equal annual installments of $2.0 million maturing on June 8, 2010, plus interest of 4.0% per annum, original face value of $10.0 million	4,000	6,000
Total debt	61,016	14,124

Current portion of long-term debt	(7,500)	(3,656)
Long-term debt, net of current portion	$53,516	$10,468

To finance the acquisition of the electronic chemicals business, the Company entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced the Company’s existing credit agreement with Wachovia Bank, National Association. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company.  Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently advances bear interest at LIBOR plus 2.25%.  The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity. At July 31, 2008, the amount outstanding on the revolving facility was $5.2 million, and the amount outstanding on the term loan was $31.8 million.

The financing of the acquisition of the electronic chemicals business included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of at least 1.25 to 1.0 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of no more than 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. The Company is also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used. On July 31, 2008, the Company was in compliance with all its debt covenants.

The Company’s purchase of certain pentachlorophenol assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum. The third installment was paid in June 2008. At July 31, 2008, the principal balance of that indebtedness was $4.0 million.

Principal payments due under long-term debt agreements for the years ended July 31 are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$61,016	$7,500	$8,958	$8,000	$8,000	$8,558	$20,000

9.             COMMITMENTS AND CONTINGENCIES

Contractual Obligations —The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2008 are summarized in the following table (in thousands).

	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases	$5,077	$1,393	$1,140	$939	$871	$652	$82
Purchase obligations (1)	193,902	54,727	32,307	17,158	16,067	16,067	57,575
Total	$198,979	$56,120	$33,447	$18,097	$16,938	$16,719	$57,657

(1)   Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices.

Rent expense relating to the operating leases was approximately $1.4 million, $1.1 million and $1.1 million, in fiscal years 2008, 2007 and 2006, respectively.

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

Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, tetrachlorvinphos and MSMA are subject to registration and notification requirements under federal law (including under the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $1.3 million, $1.5 million and $1.2 million in fiscal year 2008, 2007 and 2006, respectively. These costs are included in selling, general, and administrative expenses.

Litigation —The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of any of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

10.          EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The Company makes matching contributions under this plan of up to 3% of the participant’s compensation. Company contributions to the plan totaled approximately $195,000, $88,000 and $63,000 in fiscal years 2008, 2007 and 2006, respectively.

In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. One executive was designated as a participant in August 2001, which resulted in $84,000, $76,000 and$69,000 of expenses for fiscal years 2008, 2007 and 2006, respectively. As of July 31, 2008, and 2007, the liability under this plan was $448,000 and $364,000, respectively.

11.          EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2008	2007	2006
	(Amounts in thousands, except per share data)

Income from continuing operations	$5,656	$9,163	$5,935
Loss from discontinued operations	(281)	(314)	(2,159)
Net income	$5,375	$8,849	$3,776

Weighted average shares outstanding	10,978	10,573	8,914
Dilutive effect of options/warrants and stock awards	254	461	533
Weighted average shares outstanding, as adjusted	11,232	11,034	9,447

BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$0.52	$0.87	$0.66
Basic earnings per share on loss from discontinued operations	(0.03)	(0.03)	(0.24)
Basic earnings per share	$0.49	$0.84	$0.42

DILUTED EARNINGS PER SHARE:

Diluted earnings per share from continuing operations	$0.50	$0.83	$0.63
Diluted earnings per share on loss from discontinued operations	(0.02)	(0.03)	(0.23)
Diluted earnings per share	$0.48	$0.80	$0.40

There were no potentially dilutive securities that were not included in the computation of pro forma diluted earnings per share for fiscal years 2008, 2007 and 2006.

12.          STOCKHOLDERS’ EQUITY

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

13.          STOCK-BASED COMPENSATION

Stock-Based Incentive Plans

The Company adopted the 1996 Stock Option Plan (the “1996 Stock Plan”) on October 15, 1996, and reserved 700,000 shares of its common stock for issuance under that plan. The 1996 Stock Plan was amended in August 2003, and the maximum number of common shares that may be granted under it was increased to 1,070,000 shares. The Plan terminated by expiration of its original term on July 31, 2007, but options previously issued under the 1996 Stock Plan remain in effect. The 1996 Stock Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified stock options. The 1996 Stock Plan is administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors. Subject to the terms of the 1996 Stock Plan, the Board of Directors or the committee has the authority to grant options, to amend, construe, and interpret the plan, and to make all other determinations and take any and all actions necessary or advisable for its administration. The directors, consultants, and key employees of the Company or any subsidiary were eligible to receive nonqualified options under the 1996 Stock Plan, but only salaried employees of the Company or its subsidiaries are eligible to receive incentive stock options.

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

The Company adopted a 2004 Long-Term Incentive Plan in October 2004 which was approved by the shareholders at the Company’s annual meeting in November 2005. The 2004 Long-Term Incentive Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. It is administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation Committee as the administrator of the 2004 Long-Term Incentive Plan. Subject to the terms of the 2004 Long-Term Incentive Plan, the committee has the sole discretion to select the persons eligible to receive awards under the 2004 Long-Term Incentive Plan, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the 2004 Long-Term Incentive Plan, and establish and amend regulations necessary or appropriate for its administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the Plan is 375,000 shares. No executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock. At July 31, 2008, there were approximately 178,490 shares available for future grants under equity compensation plans.

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation costs of approximately $751,000, $510,000 and $359,000, respectively, for the fiscal years ended July 31, 2008, 2007 and 2006. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income and as an increase to additional paid-in capital in the consolidated balance sheets. The Company accounts for stock-based compensation costs at fair value which is measured on the date of grant of the award. The grant date fair value is measured using a Black-Scholes option valuation model for stock option awards and the Company’s stock price on the date of grant for stock awards. Stock-based compensation costs are recognized as an expense over the respective vesting period of the award using the straight-line method. A summary of activity respecting stock option and other stock-based compensation is presented below.

Stock Options

A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2008 is presented below.

	Shares	Weighted- Average Exercise Price

Outstanding on August 1, 2007	429,500	$3.80
Granted	—	$—
Exercised	(70,000)	$3.23
Forfeited/Expired	—	$—
Outstanding on July 31, 2008	359,500	$3.91

The following table summarizes information about stock options outstanding at July 31, 2008 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

	Options Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)

Fully vested and currently exercisable	262,000	$3.76	5.3	1,944
Expected to vest	97,500	$4.31	13.0	670
Total outstanding stock options	359,500	$3.91	7.4	2,614

(1) The aggregate intrinsic value is computed based on the closing price of KMG’s stock on July 31, 2008

No options were granted in fiscal years 2008, 2007 or 2006.

The total intrinsic value of options exercised in fiscal years 2008, 2007 and 2006 was approximately $700,000, $6.4 million and $84,000, respectively. The total fair value of shares vested in fiscal year 2008 was $48,000.

In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares by common stock at an exercise price of $2.50 per share. The option is exercisable for five years, and as of July 31, 2008 the holder had exercised 150,000 shares.

As of July 31, 2008 there was approximately $91,000 of total unrecognized compensation cost related to non-vested employee stock options. This cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Awards

During fiscal year 2008, the Company initially granted 19,758 shares of common stock to non-employee directors, and then granted an additional 4,654 shares of common stock to two directors added to the board in May 2008. All of the director shares were immediately vested. The price of the Company’s stock at the date of the initial grant to directors was $13.24 per share, and an expense of $262,000 was recognized for those shares. The price of the Company’s stock at the date of the grant to the two additional directors was $12.49, and an expense of $58,000 was recognized for those shares. In fiscal year 2007, 23,875 shares were issued to directors and an expense of $247,000 was recognized for those shares.

Performance Shares

Performance based stock awards were granted to certain executives in fiscal years 2008, 2007 and 2006. The awards were granted as Series 1 and Series 2 awards. In fiscal year 2008, Series 1 and Series 2 awards granted in fiscal year 2006 vested and the Company authorized the issuance of 36,784 shares of common stock out of a maximum possible award of 48,400, based on certain revenue growth and average annual return on equity objectives. The grant date price for the Series 1 and Series 2 awards in fiscal year 2006 was $8.35 per share and had a total fair value of $307,000. As of July 31, 2008, no shares have been vested under either the 2008 or 2007 awards. Series 1 and Series 2 awards granted in fiscal year 2008 and 2007 are summarized as follows:

Date of Grant	Series Award	Maximum Award (Shares)	Closing (Fair Value) Stock Price on Grant Date	3-Year Measurement Period Ending	Expected Percentage of Vesting	Projected Fair Value ($000)
02/16/2007	Series 1	23,850	$10.16	07/31/2009	100%	$242
02/16/2007	Series 2	15,900	$10.16	07/31/2009	100%	$162
		39,750				$404

03/03/2008	Series 1	23,220	$16.76	07/31/1010	83%	$323
03/03/2008	Series 2	15,480	$16.76	07/31/1010	20%	$52
		38,700				$375

	Total	78,450				$779

Series 1: Vesting for the 2008 and 2007 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through July 31, 2008, 83% and 100% was projected to be the probable vesting for the 2008 and 2007 Series 1 awards, respectively, at the end of their measurement periods.

Series 2: Vesting of the 2008 and 2007 Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through July 31, 2008, 20% and 100% was projected to be the probable vesting for the 2008 and 2007 Series 2 awards, respectively at the end of their measurement periods.

Time Based Shares

During fiscal year 2008 time based stock awards were granted to certain executives as follows:

Date of Grant	Number of Shares Granted	Vesting Period	Grant Date Fair Value
March 3, 2008	7,800	29 months graded vesting, ending August 1, 2010	$16.76	(1)
March 3, 2008	1,450	9 month cliff vesting ending December 31, 2008	$16.76	(2)
March 3, 2008	2,849	29 months cliff vesting ending August 1, 2010	$16.76	(3)
	12,099

(1) One-third of the shares vest incrementally on August 1, 2008, 2009 and 2010

(2) 100% of these shares vest on December 31, 2008.

(3) 100% of these shares vest on August 1, 2010.

Stock-based compensation for each of the time based stock awards will be recognized on a straight-line basis over the requisite service period of the award based on the grant date fair value. For each of these awards the grant date fair value price was based on the Company’s stock price on the date of grant.

As of July 31, 2008, there was approximately $614,000 of unrecognized compensation related to non-vested stock awards, including time based and performance shares. This cost is expected to be recognized over fiscal years 2009 and 2010.

14.          SEGMENT INFORMATION

The Company operates in five reportable segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals. The penta segment manufactures and sells its penta products line, including penta blocks, flakes, solutions, and a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The creosote segment sells creosote products as a wood preservative for railroad crossties and utility poles. Our creosote suppliers distill coal tar, and creosote is a by-product of that process. The Company supplies industrial users with both penta products and creosote. The animal health segment sells pesticides products under the trade names Rabon, Ravap, Patriot and Annihilator. These pesticide products are used by domestic livestock and poultry growers to protect animals from flies and other pests. The electronic chemicals business sells high purity wet process chemicals to the semiconductor industry.

	2008	2007	2006
	(Amounts in thousands)

Revenues
Electronic Chemicals – North America (1)	$47,645	$—	$—
Electronic Chemicals – International (1)	13,524	—	—
Penta	26,366	28,377	27,862
Creosote	55,207	43,645	30,674
Animal Health	11,652	14,149	8,664
Total revenue for reportable segments	$154,394	$86,171	$67,200

Depreciation and amortization
Electronic Chemicals – North America	$1,406	$—	$—
Electronic Chemicals – International	473	—	—
Penta	2,525	2,485	2,334
Creosote	298	297	293
Animal Health	852	899	409
Discontinued operations	15	100	821
Other – general corporate	96	51	32
Total consolidated depreciation and amortization	$5,665	$3,832	$3,889

Segment income (loss) from operations
Electronic Chemicals – North America	$3,331	$—	$—
Electronic Chemicals – International	(1,224)	—	—
Penta	7,028	9,504	9,145
Creosote	9,475	9,175	4,048
Animal Health	1,067	3,112	1,537
Total segment income from operations	$19,677	$21,791	$14,730

Capital expenditures
Electronic Chemicals – North America	$33,307	$—	$—
Electronic Chemicals – International	18,021	—	—
Penta	307	362	1,437
Creosote	—	23	—
Animal Health	81	196	6,343
Included in acquisition	(49,576)	—	(6,226)
Discontinued operations	—	—	338
Other – General corporate	589	—	193
Total capital expenditures	$2,729	$581	$2,085

Total assets
Electronic Chemicals – North America	$62,173	$—
Electronic Chemicals – International	29,737	—
Penta	21,230	22,920
Creosote	16,701	16,223
Animal Health	17,367	18,401
Total assets for reportable segments	$147,208	$57,544

(1) Net of intersegment revenues of $332,000 and $231,000 for Electronic Chemicals – North America and Electronic Chemicals – International, respectively, which are eliminated in consolidated revenues. For fiscal year 2008, sales to one customer represented approximately 10% of the Company’s revenue, but no other customers accounted for 10% or more of the Company’s revenues. No customer accounted for 10% or more of the Company’s revenues in fiscal years 2007 or 2006.

A reconciliation of total segment to consolidated amounts for fiscal years 2008, 2007 and 2006 is set forth in the table below.

	2008	2007	2006
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$147,208	$57,544
Total assets for discontinued operations	200	2,982
Cash and cash equivalents	2,605	16,004
Prepaid and other current assets	3,509	1,673
Deferred tax assets (1)	1,620	1,031
Other	656	1,999
Total assets	$155,798	$81,233

Revenues:
Total revenues for reportable segments	$154,394	$86,171	$67,200
Net sales	$154,394	$86,171	$67,200

Segment income (loss) from operations:
Total segment income from operations	$19,677	$21,791	$14,730
Other corporate expense	(8,184)	(6,673)	(4,807)
Operating income	11,493	15,118	9,923
Interest income	438	560	281
Interest expense	(2,670)	(945)	(1,044)
Other expense, net	(55)	6	(35)
Income from continuing operations before income taxes	$9,206	$14,739	$9,125

Geographic Data

	2008	2007	2006
Net sales:
United States	$140,207	$83,581	$65,894
International	14,187	2,590	1,306
Net sales	$154,394	$86,171	$67,200

	2008	2007
Property, plant and equipment, net:
United States	$37,235	$5,758
International	20,524	2,705
Property, plant and equipment, net	$57,759	$8,463

(1) Includes $1.0 million and $1.1 million as of July 31, 2008 and 2007, respectively, related to discontinued operations.

Other corporate expenses as disclosed in the table above represent those expenses that could not be directly identified with a particular business segment. Those expenses include almost all expenses associated with the Company’s Houston headquarters, such as executives and other employees, outside legal and accounting services, board compensation, expenses associated with being a publically traded entity, audit expense and fees related to the listing of our stock. Other corporate expenses that could not be directly identified with a particular business segment increased $1.5 million in the fiscal year 2008 over the fiscal year 2007, an increase of 22.6%. The increase for fiscal year 2008 over fiscal year 2007 was due primarily to a $1.3 million increase in legal and accounting fees (including $466,000 of fees related to Sarbanes-Oxley compliance), and a $167,000 increase in Houston personnel expense. Other corporate expenses also increased $1.9 million in fiscal year 2007 over fiscal year 2006, an increase of 38.8%. The increase for fiscal year 2007 was due primarily to a $442,000 increase in professional fees, a $718,000 increase in Houston personnel expense and increased director-related costs.

15.                               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the fiscal years ended July 31, 2008 and 2007, except for net income, exclude discontinued operations related to the Company’s agricultural chemical products. See note 5 for further detail on discontinued operations.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2008

Net sales	$21,323	$31,452	$50,259	$51,360
Gross profit	6,806	10,139	15,079	14,807
Operating income	2,579	2,999	3,874	2,041
Income from continuing operations before income taxes	2,625	2,563	2,865	1,153
Net income	1,553	1,572	1,679	571

Earnings Per share:

Income per share from continuing operations
– basic	$0.15	0.14	0.17	0.05
– diluted	0.15	0.14	0.16	0.05
Net income per share
– basic	0.14	0.14	0.15	0.05
– diluted	0.14	0.14	0.15	0.05

Year Ended July 31, 2007

Net sales	$16,874	$19,003	$26,699	$23,595
Gross profit	6,075	6,740	10,159	7,462
Operating income	2,801	2,669	6,274	3,374
Income from continuing operations before income taxes	2,704	2,564	6,138	3,333
Net income	1,571	1,462	3,774	2,042

Earnings Per share:

Income per share from continuing operations
– basic	$0.16	0.16	0.37	0.18
– diluted	0.15	0.15	0.35	0.18
Net income per share
– basic	0.15	0.14	0.36	0.19
– diluted	0.14	0.13	0.34	0.19

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE

None

ITEM 9A.                                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods is subject to the risk that controls may become inadequate in the future period because of changes in conditions, in the degree of compliance with the policies, or because procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2008.

Our internal control over financial reporting as of July 31, 2008 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occured during our fiscal quarter ended July 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KMG Chemicals, Inc.:

We have audited KMG Chemicals, Inc. (“the Company”) internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, KMG Chemicals, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KMG Chemicals, Inc. as of July 31, 2008 and 2007, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2008, and the financial statement schedule listed in the Index at Item 15(a), and our report dated October 14, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    UHY LLP

Houston, Texas

October 14, 2008

ITEM 9B.                                            OTHER INFORMATION

None

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-11, a portion of Item 12 and Items 13-14 of Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders on December 2, 2008, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2008.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our 1996 Stock Option Plan was adopted and approved by its shareholders in 1996, and has been filed previously as Exhibit 10.4 to the Company’s report on Form 10-QSB12G filed on December 6, 1996. The 1996 Stock Option Plan terminated by expiration of its original term as of July 31, 2007, but options previously issued under the plan remain in effect. The 2004 Long-Term Incentive Plan was adopted and approved by the shareholders in 2004, and has been filed previously as Exhibit 10.21 to the Company’s report on Form 10-Q filed on December 15, 2004. The 2004 Long-Term Incentive Plan is currently the Company’s only equity compensation plan, and the following information is provided as of July 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Plan Category

Equity compensation plans approved by security holders	359,500	(1)	$3.91	178,490

Equity compensation plans not approved by security holders	None

Total	359,500	(1)	$3.91	178,490

(1) Includes unvested options to purchase 97,500 shares of common stock.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.

(b)

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

10.41†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the company’s report on From 8-K filed February 21, 2007, and incorporated herein.

10.42*

Executive Severance Plan, dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the company’s report on Form 8-K filed October 13, 2008, and incorporated herein by this reference.

21.1	Subsidiaries of the company.

23.1	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

(c)       Schedule II-Valuation and Qualifying Accounts and Reserves is included. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

KMG Chemicals, Inc.

Schedule II — Valuation and Qualifying Accounts

Fiscal years ending July 31, 2008, 2007 and 2006

Description	Balance at beginning of period	Charged to costs and expenses	Additions/ Deductions		Balance at end of period

Year ended July 31, 2008:
Allowance for doubtful accounts	$48,000	$—	$294,000	(1)	$342,000
Inventory obsolescence	—	—	484,000	(1)	484,000

Year ended July 31, 2007:
Allowance for doubtful accounts	$35,000	$13,000	$—		$48,000
Inventory obsolescence	—	—	—		—

Year ended July 31, 2006:
Allowance for doubtful accounts	$150,000		$(115,000	)(2)	$35,000
Inventory obsolescence	—	—	—		—

(1) Additions to the allowance for doubtful accounts and inventory obsolescence in fiscal year 2008 were due to amounts related to the acquisition of the electronic chemicals business.

(2) Reduction in valuation on review of allowance at July 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ J. Neal Butler	Date: October 14, 2008
J. Neal Butler, President
and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 14, 2008
John V. Sobchak, Vice President
and Chief Financial Officer

By:	/s/ David L. Hatcher	Date: October 14, 2008
David L. Hatcher,
Director and Chairman of the Board

By:	/s/ Gerald G. Ermentrout	Date: October 14, 2008
Gerald G. Ermentrout, Director

By:	/s/ Christopher A. Fraser	Date: October 14, 2008
Christopher A. Fraser

By:	/s/ George W. Gilman	Date: October 14, 2008
George W. Gilman, Director

By:	/s/ Fred C. Leonard	Date: October 14, 2008
Fred C. Leonard III, Director

By:	/s/ Charles L. Mears	Date: October 14, 2008
Charles L. Mears, Director

By:	/s/ Stephen A. Thorington	Date: October 14, 2008
Stephen A. Thorington, Director

By:	/s/ Richard L. Urbanowski	Date: October 14, 2008
Richard L. Urbanowski, Director