Form 10-Q
period 2008-10-31
KMG CHEMICALS INC
filed 2008-12-09
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

As of December 5, 2008, there were 11,082,395 shares of the registrant’s common stock outstanding.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	October 31, 2008	July 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,317	$2,605
Accounts receivable:
Trade, net of allowances of $342 at October 31, 2008 and $342 at July 31, 2008	37,712	37,126
Other	2,371	2,060
Inventories, net	31,878	24,620
Current deferred tax asset	325	325
Prepaid expenses and other current assets	1,055	1,449
Total current assets	76,658	68,185

PROPERTY, PLANT AND EQUIPMENT, net	54,783	57,759

DEFERRED TAX ASSET	1,283	1,295
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	21,187	21,918
RESTRICTED CASH	288	343
OTHER ASSETS, net	2,581	2,520
TOTAL ASSETS	$160,558	$155,798

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,768	$23,016
Accrued liabilities	8,008	6,610
Current deferred tax liability	35	35
Current portion of long-term debt	5,500	7,500
Current portion of deferred rent	27	48
Total current liabilities	47,338	37,209

LONG-TERM DEBT, net of current portion	50,917	53,516
OTHER LONG-TERM LIABILITIES	1,231	1,386
Total liabilities	99,486	92,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 40,000,000 shares authorized, 11,082,395 shares issued and outstanding at October 31, 2008 and 11,034,795 shares issued and outstanding at July 31, 2008	111	110

Additional paid-in capital	22,748	22,525
Accumulated other comprehensive (loss) income	(3,100)	1,134
Retained earnings	41,313	39,918
Total stockholders’ equity	61,072	63,687
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,558	$155,798

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended October 31,
	2008	2007

NET SALES	$52,233	$21,323

COST OF SALES	36,703	14,517

Gross Profit	15,530	6,806

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,005	4,227

Operating income	3,525	2,579

OTHER INCOME (EXPENSE):
Interest income	2	249
Interest expense	(879)	(198)
Other, net	(33)	(5)

Total other (expense) income, net	(910)	46

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,615	2,625

Provision for income taxes	(999)	(954)

INCOME FROM CONTINUING OPERATIONS	1,616	1,671

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	—	(186)
Income tax benefit	—	68
Loss from discontinued operations	—	(118)

NET INCOME	$1,616	$1,553

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.15	$0.15
Loss from discontinued operations	—	(0.01)
Net income	$0.15	$0.14

Diluted
Income from continuing operations	$0.14	$0.15
Loss from discontinued operations	—	(0.01)
Net income	$0.14	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,068	10,941
Diluted	11,223	11,228

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,616	$1,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,778	956
Amortization of loan costs included in interest expense	22	3
Impairment on assets of discontinued operations	—	102
Stock-based compensation	110	147
Deferred rental income	(21)	(21)
Deferred income taxes	(200)	(177)
Tax deficiency (benefit) from stock-based awards	5	(151)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	(267)	3,212
Accounts receivable - other	(510)	441
Inventories	(6,586)	(1,862)
Prepaid expenses and other current assets	520	13
Accounts payable	11,815	1,163
Accrued liabilities	1,657	371
Net cash provided by operating activities	9,939	5,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,088)	(125)
Cash used in connection with the Electronic Chemicals acquisition	(2,935)	—
Additions to other assets	—	(71)
Net cash used in investing activities	(4,023)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolver credit agreement	776	—
Principal payments on borrowings on term loan	(5,375)	(414)
Proceeds from exercise of stock options	119	411
Tax (deficiency) benefit from stock-based awards	(5)	151
Payment of dividends	(221)	(218)
Net cash used in financing activities	(4,706)	(70)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(498)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	712	5,484

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,605	16,004

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,317	$21,488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$904	$129
Cash paid during the period for income taxes	$110	$128

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)                               Basis of Presentation. The (a) consolidated balance sheet as of July 31, 2008, which has been derived from audited consolidated financial statements, and (b) the unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.

These consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.

(2)                               Recent Accounting Standards.

Recent Accounting Standards Not Yet Adopted.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of assets under SFAS 141R and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP SFAS 142-3 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses ad incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) on August 1, 2009 and apply the requirements for business combinations that occur after the date of adoption.

Recently Adopted Accounting Standards.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on August 1, 2008. The Company did not elect the fair value option for any of its assets and liabilities, and as a result there was no impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Accounting for Fair Value Measurements.” SFAS 157 defines fair value, and establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. In February 2008, the FASB also issued FSP SFAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS 13, “Accounting for Leases” (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13. The provisions of SFAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for the Company for the fiscal year beginning August 1, 2008. The Company accordingly adopted the provisions of SFAS 157 for these items on August 1, 2008, which did not have an impact on its consolidated financial statements.

The Company elected to apply the deferral under FSP SFAS 157-2, and accordingly, will not apply SFAS 157 to its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, until fiscal year 2010.

(3)                               Earnings Per Share. Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended October 31,
	2008	2007
	(Amounts in thousands, except per share data)

Income from continuing operations	$1,616	$1,671
Loss from discontinued operations	—	(118)
Net income	$1,616	$1,553

Weighted average shares outstanding	11,068	10,941
Dilutive effect of options/warrants and stock awards	155	287
Weighted average shares outstanding, as adjusted	11,223	11,228

BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$0.15	$0.15
Basic earnings per share on loss from discontinued operations	—	(0.01)
Basic earnings per share	$0.15	$0.14

DILUTED EARNINGS PER SHARE:

Diluted earnings per share from continuing operations	$0.14	$0.15
Diluted earnings per share on loss from discontinued operations	—	(0.01)
Diluted earnings per share	$0.14	$0.14

There were no potentially dilutive securities not included in the computation of diluted earnings per share for the three month periods ended October 31, 2008 and 2007.

(4)                               Acquisition. On December 31, 2007, the Company acquired the high-purity wet process chemicals business of Air Products and Chemicals, Inc. That business sells high purity wet process chemicals to the semiconductor industry. Its products are used primarily to clean and etch silicon wafers in the production of semiconductors. In the purchase of the electronic chemicals business, the Company acquired accounts receivable, inventory, property, plant and equipment, and intangible assets. The Company also assumed certain accrued liabilities.

The cost of the acquisition was approximately $75.4 million, which included $25.8 million for working capital. The Company also agreed to pay retention bonuses of approximately $1.0 million in the aggregate to certain employees within one year of the acquisition date. As contemplated by the purchase agreement and to facilitate the transition of certain international customers, the purchase of approximately $4.4 million of accounts receivable and inventory, in the aggregate, was delayed until after the initial closing of the acquisition of the business, including $2.9 million acquired in the first quarter of fiscal year 2009.

The Company financed the acquisition with available cash, an amended and restated credit facility and a note purchase agreement. The Company operates its electronic chemicals business in the United States and in Europe through two subsidiaries, KMG Electronic Chemicals, Inc. and KMG Italia S.r.l.

The following table summarizes the cost of the acquisition (in thousands).

Cash paid to seller	$71,863
Employee retention bonus accrual	1,014
Other costs of acquisition	2,525
Total	$75,402

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

The following table summarizes the preliminary purchase price allocation for the acquisition (in thousands).

Accounts receivable, net of allowance	$14,250
Inventory, net of allowance	13,650
Property, plant and equipment	48,447
Intangible assets:
Non-compete agreement	93
Patent	72
Trademarks	47
Manufacturing agreement	919
Total intangible assets	1,131
Assumed liabilities	(2,076)
Total acquired assets, net of assumed liabilities	$75,402

The pro forma effect of the acquisition on the Company’s historical results for the three months ended October 31, 2007 is presented in the following table as if the transaction had occurred as of the beginning of the period presented (in thousands, except earnings per share). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the period indicated.

Three Months Ended October 31,
2007
Revenues	$44,261
Operating income	5,300
Net income	2,613
Basic earnings per share	$0.24

(5)                               Discontinued Operations. In the first quarter of fiscal year 2008, the Company discontinued operation of its herbicide product line (MSMA), which had comprised the agricultural chemical segment. MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. In the first quarter of fiscal year 2008, an impairment of $102,000 was recognized on the remaining net book value of these assets. Sales of MSMA products for the three months ended October, 31, 2008 and 2007 reported in discontinued operations were $0 and $392,000, respectively. The Company had a net loss from discontinued operations of $0 and $118,000 for the three months ended October 31, 2008 and 2007, respectively.

(6)                               Inventories. Inventories are summarized in the following table (in thousands):

	October 31, 2008	July 31, 2008

Raw materials and supplies	$7,589	$5,244
Finished products	24,738	19,860
	32,327	25,104
Less reserve for inventory obsolescence	(449)	(484)

Inventories, net	$31,878	$24,620

(7)                               Property, Plant and Equipment.

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31, 2008	July 31, 2008

Land	$7,777	$9,110
Buildings & improvements	29,690	30,617
Equipment	24,277	24,663
Leasehold improvements	132	132
	61,876	64,522
Less accumulated depreciation and amortization	(9,174)	(8,220)
	52,702	56,302
Construction-in-progress	2,081	1,457
Property, plant and equipment, net	$54,783	$57,759

(8)                               Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 13 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2008. The Company recognized stock-based compensation costs of $109,782 and $146,782, respectively, for the three months ended October 31, 2008 and 2007, which are recorded as selling, general and administrative expenses in the consolidated statements of income.

As of October 31, 2008, the unrecognized compensation costs related to stock-based awards was approximately $593,000, including $83,000 related to outstanding unvested stock options expected to be recognized over a weighted-average period of 2.3 years and $510,000 related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of 1.4 years.

A summary of stock option and stock activity for the three months ended October 31, 2008 is presented below.

Stock Options

Employee Options. As of October 31, 2008, there were 339,500 options outstanding, consisting of employee and non-employee director awards, of which 242,000 options were exercisable. During the three months ended October 31, 2008, there were 20,000 options exercised and no options were granted.

Non-Employee Options. In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The option was exercisable for five years. During the three months ended October 31, 2008, the remaining 25,000 shares were exercised.

Performance Shares

During the three months ended October 31, 2008, there were no performance-based stock awards granted or vested.

As of October 31, 2008, the outstanding performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2008 and 2007, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)	Closing (Fair Value) Stock Price on Grant Date	3-Year Measurement Period Ending	Expected Percentage of Vesting
02/16/2007	Series 1	23,850	$10.16	07/31/2009	100%
02/16/2007	Series 2	15,900	$10.16	07/31/2009	100%
		39,750

03/03/2008	Series 1	23,220	$16.76	07/31/1010	83%
03/03/2008	Series 2	15,480	$16.76	07/31/1010	20%
		38,700

	Total	78,450

Series 1: Vesting for the 2008 and 2007 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through October 31, 2008, 83% and 100% of the outstanding awards are projected to vest for the 2008 and 2007 Series 1 awards, respectively, at the end of their measurement periods.

Series 2: Vesting of the 2008 and 2007 Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through October 31, 2008, 20% and 100% of the outstanding awards are projected to vest for the 2008 and 2007 Series 2 awards, respectively at the end of their measurement periods.

Time Based Shares

During the three months ended October 31, 2008, there were 2,600 shares that vested and no shares were granted. There were 9,499 time-based shares outstanding as of October 31, 2008.

(9)                               Intangible Assets. Intangible assets are summarized as follows:

	October 31, 2008	July 31, 2008
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
	15,361	15,361

Intangible assets subject to amortization (range of useful life):

Creosote supply contract (10 years)	4,000	4,000
Other creosote related assets (5 years)	131	131
Penta supply contract and other related assets (3-5 years)	7,288	7,288
Animal health trademarks (4-5 years)	364	364
Animal health product registrations and other related assets (5-20 years)	6,165	6,165
Electronic chemicals-related contracts (3-5 years)	1,011	1,014
Electronic chemicals-related trademarks and patents (10-15 years)	117	117
	19,076	19,079

Total intangible assets	34,437	34,440

Less accumulated amortization	(13,250)	(12,522)

Total intangible assets, net	$21,187	$21,918

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was $728,000 and $676,000 for the three month periods ended October 31, 2008 and 2007, respectively.

(10)                        Dividends. Dividends of $221,196 ($0.02 per share) and $217,984 ($0.02 per share) were declared and paid in the first quarter of fiscal years 2009 and 2008, respectively.

(11)                        Comprehensive (Loss) Income. The Company’s other comprehensive (loss) income includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive (loss) income in the consolidated balance sheets. The following table summarizes total comprehensive (loss) income for the applicable periods (in thousands):

	Three Months Ended October 31,
	2008	2007

Net income	$1,616	$1,553
Other comprehensive loss:
Net foreign currency translation loss	(4,234)	—
Total comprehensive (loss) income	$(2,618)	$1,553

(12)                          Segment Information. The Company operates five reportable segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals.

	Three Months Ended October 31,
	2008	2007
	(Amounts in thousands)
Revenues
Electronic Chemicals – North America (1)	$21,230	$—
Electronic Chemicals – International (1)	4,964	—
Penta	7,127	7,288
Creosote	17,531	12,543
Animal Health	1,381	1,492
Total revenue for reportable segments	$52,233	$21,323

Depreciation and amortization
Electronic Chemicals – North America	$626	$—
Electronic Chemicals – International	194	—
Penta	637	628
Creosote	74	75
Animal Health	189	225
Discontinued operations	—	14
Other – general corporate	58	14
Total consolidated depreciation and amortization	$1,778	$956

Segment income (loss) from operations
Electronic Chemicals – North America	$1,589	$—
Electronic Chemicals – International	(1)	—
Penta	1,935	2,213
Creosote	2,416	2,500
Animal Health	(150)	(119)
Total segment income from operations	$5,789	$4,594

	October 31, 2008	July 31, 2008
Total assets
Electronic Chemicals – North America	$63,036	$62,162
Electronic Chemicals – International	31,128	32,484
Penta	21,098	21,230
Creosote	19,882	16,701
Animal Health	18,653	17,367
Total assets for reportable segments	$153,797	$149,944

(1) Net of intersegment revenues of $91,000 and 234,000 for the three-month period ending October 31, 2008 for Electronic Chemicals – North America and Electronic Chemicals – International, respectively, which are eliminated in consolidated revenues.

A reconciliation of total segment information to consolidated amounts is as follows:

	October 31, 2008	July 31, 2008
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$153,797	$149,944
Total assets for discontinued operations	25	200
Cash and cash equivalents	1,053	212
Prepaid and other current assets	1,711	1,773
Long-term deferred tax assets (1)	993	1,162
Other	2,979	2,507
Total assets	$160,558	$155,798

	Three Months Ended October 31,
	2008	2007

Revenues:
Total revenues for reportable segments	$52,233	$21,323
Net sales	$52,233	$21,323

Segment income (loss) from operations:
Total segment income from operations	$5,789	$4,594
Other corporate expense	(2,264)	(2,015)
Operating income	3,525	2,579
Interest income	2	249
Interest expense	(879)	(198)
Other expense, net	(33)	(5)
Income from continuing operations before income taxes	$2,615	$2,625

(1) Includes $1.0 million as of October 31, 2008 and July 31, 2008, related to discontinued operations.

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

(13)                          Long Term Obligations.

The Company’s debt consisted of the following (in thousands):

	October 31, 2008,	July 31, 2008

Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.5% (4.9% at October 31, 2008)	30,417	31,792
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.5% (6.0% at October 31, 2008)	6,000	5,224
Other Debt:
Unsecured Loan, payable in five equal annual installments of $2.0 million originally maturing on June 8, 2010, plus interest of 4.0% per annum, original face value of $10.0 million	—	4,000
Total debt	56,417	61,016

Current portion of long-term debt	(5,500)	(7,500)
Long-term debt, net of current portion	$50,917	$53,516

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

Currently advances bear interest at LIBOR plus 2.5%. The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments are $458,333 per month and then are $666,667 per month for the balance of the term prior to maturity. At October 31, 2008, the amount outstanding on the revolving facility was $6.0 million, and the amount outstanding on the term loan was $30.4 million.

The Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. The Company is also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used. On October 31, 2008, the Company was in compliance with all its debt covenants.

The Company’s purchase of certain pentachlorophenol assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. On October 30, 2008 the Company made a payment of $4.0 million to prepay that indebtedness in full.

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

Results of Operations

Three Month Period Ended October 31, 2008 compared with Three Month Period Ended October 31, 2007

Segment Data

Segment data is presented for our five reportable segments for the three month periods ended October 31, 2008 and 2007.

	Three Months Ended October 31,
	2008	2007
	(Amounts in thousands)
Revenues
Electronic Chemicals — North America	$21,230	$—
Electronic Chemicals — International	4,964	—
Penta	7,127	7,288
Creosote	17,531	12,543
Animal Health	1,381	1,492
Total revenues for reportable segments	$52,233	$21,323

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report.

Net Sales

Net sales increased $30.9 million, or 145.0%, in the first quarter of fiscal year 2009 as compared with the same period of the prior year. Of that increase, $26.2 million, or 84.7%, came from the electronic chemicals business we acquired in December 2007. We operate the electronic chemicals business as two segments, one segment for North America and one for the international portion of the business. In the first quarter of fiscal year 2009, the North America segment had net sales of $21.2 million and the international segment had net sales of 5.0 million. Net sales in the quarter benefited from price increases implemented earlier in the year and from increased volumes for certain other products. We operated electronic chemicals under a transitional services agreement with the seller of that business, Air Products and Chemicals, Inc. (“Air Products”), through the end of September 2008. Among other services, Air Products provided distribution for customers in Israel in the first two months of the first quarter of fiscal year 2009, and sales by electronic chemicals’ international segment were affected adversely by that arrangement.

Penta net sales declined $161,000, or 2.2%, to $7.1 million in the first quarter of fiscal year 2009 as compared to the prior year period because of a reduction in penta solutions volume. Constrained spending by utilities for maintenance and for installation of poles for their distribution network, caused penta solutions volume to decline as compared with the prior year period. Creosote revenues increased $5.0 million, or 39.8%, to $17.5 million. Higher prices and greater volumes contributed equally to the increase in the first quarter of fiscal year 2009 as compared with the prior year period. Demand by railroads for crossties treated with creosote held steady in the first quarter near the top of the historical range, despite the current economic uncertainty. However, railroads generally react to lessened rail traffic by slowing maintenance programs, and we could see an impact later in the fiscal year.

Net sales of animal health pesticides decreased by $111,000, or 7.4%, in the first quarter of fiscal year 2009 as compared with the prior year period. Although energy prices have dropped significantly since recent highs, our farm and livestock customers continue to be impacted by the effect of high costs for feed, fuel, and fertilizer. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters. Seasonal usage of animal health pesticides chemicals is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Revenues from products subject to significant seasonal variations represented less than 10% of our fiscal year 2008 revenues.

Gross Profit

Gross profit increased by $8.7 million, or by 128.2%, to $15.5 million in the first quarter of fiscal year 2009 from $6.8 million in the same quarter of the prior year. Gross profit as a percentage of sales declined to 29.7% in the first quarter as compared with 31.9% in the first quarter of fiscal year 2008. Gross profit increased in the quarter because of the added sales from our electronic chemicals business, and because of higher creosote revenues. Price increases in electronic chemicals were implemented after we acquired the business, and we have seen improved margins in electronic chemicals. Aggregate gross profits in our penta, creosote and animal health segments were essentially flat in the first quarter of fiscal year 2009 as compared with the same period of the prior year, although gross profit as a percentage of net sales declined for the wood treating and animal health segments.

Margins may continue to be impacted in fiscal year 2009 by the high cost of certain raw materials used to produce our products. Despite the recent reductions oil prices and in some raw material prices, we continue to see high raw material prices. For example, penta raw material costs for chlorine and phenol remained at high levels in the first quarter of fiscal year 2009. Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $7.8 million in the first quarter of fiscal year 2009 to $12.0 million, or 23.0% of net sales, from $4.2 million, or 19.8% of net sales for the same quarter of the prior fiscal year. Selling, general and administrative expenses associated with our electronic chemicals business were approximately $7.6 million in the first quarter. Although we discontinued transitional services with Air Products at the end of September 2008, we incurred substantial costs for transitional services until then, along with approximately $434,000 in fees to consultants assisting in the integration of the business. We purchased transitional services from Air Products in the first two months of the first quarter of fiscal year 2009, while at the same time we had built and staffed our post-transition system so we could complete training and testing. We believe that the redundant systems added approximately $600,000 in additional expense in the first quarter.

Outside of electronic chemicals, selling, general and administrative expense was flat in the first quarter as compared with the prior year period.

Interest Expense

Interest expense was $879,000 in the first quarter of fiscal year 2009 as compared with $198,000 in the same quarter of fiscal year 2008. The increase was due to interest on the substantially larger indebtedness we incurred to fund the acquisition of the electronic chemicals business in fiscal year 2008.

Income Taxes

Our effective tax rate from continuing operations was 38.2% in the first quarter of fiscal year 2009, as compared with 36.4% for the same quarter in the prior year.

Liquidity and Capital Resources

Cash Flows

Net cash from operating activities was $9.9 million for the first quarter of fiscal year 2009 and $5.8 million for the prior year period. Net income and the adjustment for depreciation and amortization increased cash by a combined $3.4 million in the first quarter of fiscal year 2009. Increases in inventories used $6.6 million of cash in the first quarter of this fiscal year. Most of that amount was from our creosote and penta segments, and the balance was from the electronic chemicals business. Increases in accounts payable added $11.8 million to cash in the first quarter of fiscal year 2009, about half of which was attributable to the electronic chemicals business while most of the remainder was derived from our creosote segment.

Net cash used in investing activities in the first three months of fiscal 2009 was $4.0 million as compared with $196,000 in the prior year period. We made additions to property, plant and equipment of $1.1 million over the first quarter of fiscal year 2009. Of that amount, approximately $900,000 of the additions was for our electronic chemicals business, primarily for the purchase of software and shipping containers. We also spent $2.9 million in the first quarter in connection with the acquisition of the electronic chemicals business to purchase inventory in Israel that was owned as of the end of September 2008 by Air Products as our distributor there, and to pay transfer taxes due in Italy on the purchase. Otherwise, we added to property, plant and equipment consistent with our normal practices.

In the first quarter of fiscal year 2009, we made principal payments of $5.4 million on our term loan borrowings, $1.4 million of which went to pay term indebtedness incurred when we purchased the electronic chemicals business. Of the total principal payments in the first quarter of fiscal year 2009, $4.0 million was used to pay the principal outstanding on seller-financed indebtedness incurred when we purchased certain penta assets in fiscal year 2006. We prepaid that indebtedness in October 2008 from available cash. We had additional net borrowings under our revolving line of $776,000 in the first quarter of fiscal year 2009, and we paid dividends of $221,000. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At October 31, 2008, we had borrowed $6.0 million under that revolving facility, and our net borrowing base availability was $29.0 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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

Currently advances bear interest at LIBOR plus 2.50%. Through December 31, 2010 principal payments on the term loan will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity. At October 31, 2008, the amount outstanding on the revolving facility was $6.0 million, and the amount outstanding on the term loan was $30.4 million.

We also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2008, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The amended and restated facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through October 31, 2008 and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, a pro forma EBITDA is used. On October 31, 2008, we were in compliance with all our debt covenants.

Our purchase of certain penta assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. On October 30, 2008, we prepaid the $4.0 million principal owing on that indebtedness in full.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.

Recent Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of assets under SFAS 141R and other U.S. GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We are currently evaluating the impact, if any, that FSP SFAS 142-3 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses ad incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141(R) on August 1, 2009 and apply the requirements for business combinations that occur after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on August 1, 2008. We did not elect the fair value option for any assets and liabilities, and as a result the was no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Accounting for Fair Value Measurements.” SFAS 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. In February 2008, the FASB also issued FSP SFAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes SFAS 13, “Accounting for Leases” (“SFAS No. 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13. The provisions of SFAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for us for the fiscal year beginning August 1, 2008. We accordingly adopted the provisions of SFAS 157 for these items on August 1, 2008, which did not have an impact on our consolidated financial statements.

We elected to apply the deferral under FSP SFAS 157-2, and accordingly, will not apply SFAS 157 to our goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, until fiscal year 2010.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended July 31, 2008.

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

Interest Rate Sensitivity

As of October 31, 2008 our fixed rate debt consisted of $20 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

As of October 31, 2008 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 2.50%, maturing on December 31, 2012. On October 31, 2008, we had $6.0 million borrowed on a $35.0 million revolving credit line under that facility, and $30.4 million borrowed on a term loan under that same facility. Principal payments on the term loan are $458,333 per month until December 31, 2010 and $666,667 per month for the remaining term of the facility.

Based on the outstanding balance of the revolving term loan and LIBOR rate as of October 31, 2008, a 1.0% change in the LIBOR interest rate would result in a change of approximately $300,000 in annual interest expense.

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

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have previously reported that KMEX, our Mexico subsidiary, has been sued over its purchase from Oscar Villarreal in 2004 of additional property adjacent to our facility in Matamoros. The suit was filed in 2008 in Matamoros, Mexico under Guillermo Villarreal, et al vs KMG de Mexico, et al. In December 2008, we settled that litigation by purchasing additional adjacent property for future expansion at fair value.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008, except that the following additional risks should be considered.

We depend upon access to financial markets to fund our growth strategy.  Currently, those markets are experiencing an unprecedented disruption which, if it continues for an extended period of time, will adversely affect our growth strategy.

Financial markets in the United States and internationally are experiencing unprecedented volatility and disruption.  Current conditions in financial markets make it unlikely that we could successfully issue common stock or debt securities to fund our growth in the near future.  In addition, the current market for bank credit facilities is unfavorable to borrowers.  If the disruption in the financial markets continues for a substantial period of time, our ability to fund growth would be adversely affected.

If there is a sustained economic downturn or recession in the United States or globally, the demand for chemicals that we produce or their prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations.

Many economists are predicting an economic downturn or a recession for the United States and globally.  The reduced economic activity associated with an economic downturn or recession would lessen demand for, or the prices for, the chemicals that we produce.  Since our business depends on the continuing needs of our customers, a sustained reduction in their needs would have a material adverse effect on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the first quarter of fiscal year 2009. However, our annual shareholders’ meeting was held on December 2, 2008. At that meeting, the shareholders voted to elect all the nominees to our board of directors as follows:

Nominees	Votes For	Votes Against	Abstentions

David L. Hatcher	8,907,769	78,773	84,651

J. Neal Butler	8,894,769	91,773	84,651

Gerald G. Ermentrout	8,986,193	349	84,651

Christopher T. Fraser	8,977,654	8,888	84,651

George W. Gilman	8,898,681	87,861	84,651

Fred C. Leonard, III	8,907,720	78,822	84,651

Charles L. Mears	8,977,929	8,613	84,651

Stephen A. Thorington	8,986,518	24	84,651

Richard L. Urbanowski	8,986,417	125	84,651

The foregoing persons compose our full board of directors.

The shareholders also voted to approve the appointment of UHY LLP as our independent registered public accounting firm for fiscal year 2009. The vote was 9,036,484 for, 24,774 against and 9,935 abstentions.

ITEM 5. OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for fiscal year 2010, if such recommendations are received in writing, addressed to the chair of the committee, Mr. Urbanowski, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 31, 2009.

ITEM 6. EXHIBITS

The financial statements are filed as part of this report in Item 1. The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date:	December 9, 2008
J. Neal Butler,
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	December 9, 2008
John V. Sobchak,
Vice President and Chief Financial Officer