Form 10-Q
period 2009-01-31
KMG CHEMICALS INC
filed 2009-03-12
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

As of March 6, 2009, there were 11,092,595 shares of the registrant’s common stock outstanding.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	January 31, 2009	July 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,245	$2,605
Accounts receivable:
Trade, net of allowances of $475 and $342 at January 31, 2009 and July 31, 2008, respectively	29,102	37,126
Other	2,788	2,060
Inventories, net	35,218	24,620
Current deferred tax asset	325	325
Prepaid expenses and other current assets	642	1,449
Total current assets	69,320	68,185

PROPERTY, PLANT AND EQUIPMENT, net	54,902	57,759

DEFERRED TAX ASSET	1,596	1,295
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	20,638	21,918
RESTRICTED CASH	284	343
OTHER ASSETS, net	2,559	2,520
TOTAL ASSETS	$153,077	$155,798

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,541	$23,016
Accrued liabilities	5,844	6,658
Current deferred tax liability	35	35
Current portion of long-term debt	5,500	7,500
Total current liabilities	29,920	37,209

LONG-TERM DEBT, net of current portion	60,532	53,516
OTHER LONG-TERM LIABILITIES	1,178	1,386
Total liabilities	91,630	92,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 40,000,000 shares authorized, 11,083,845 shares issued and outstanding at January 31, 2009 and 11,034,795 shares issued and outstanding at July 31, 2008	111	110

Additional paid-in capital	22,914	22,525
Accumulated other comprehensive (loss) income	(3,572)	1,134
Retained earnings	41,994	39,918
Total stockholders’ equity	61,447	63,687
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,077	$155,798

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

NET SALES	$44,207	$31,452	$96,440	$52,775

COST OF SALES	30,471	21,313	67,174	35,830

Gross Profit	13,736	10,139	29,266	16,945

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,229	7,140	23,234	11,368

Operating income	2,507	2,999	6,032	5,577

OTHER INCOME (EXPENSE):
Interest income	4	171	6	420
Interest expense	(785)	(582)	(1,664)	(780)
Other, net	(247)	(25)	(280)	(30)

Total other expense, net	(1,028)	(436)	(1,938)	(390)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,479	2,563	4,094	5,187

Provision for income taxes	(572)	(992)	(1,571)	(1,946)

INCOME FROM CONTINUING OPERATIONS	907	1,571	2,523	3,241

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, before income taxes	(7)	2	(7)	(183)
Income tax benefit (expense)	3	(1)	3	67
Income (loss) from discontinued operations	(4)	1	(4)	(116)

NET INCOME	$903	$1,572	$2,519	$3,125

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.08	$0.14	$0.23	$0.30
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.08	$0.14	$0.23	$0.29

Diluted
Income from continuing operations	$0.08	$0.14	$0.22	$0.29
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.08	$0.14	$0.22	$0.28

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,083	11,010	11,076	10,957
Diluted	11,221	11,263	11,222	11,232

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,519	$3,125
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,388	2,167
Amortization of loan costs included in interest expense	44	38
Impairment on assets of discontinued operations	—	102
Bad debt expense	133	—
Stock-based compensation	236	459
Deferred rental income	(43)	(50)
Deferred income taxes	(376)	(376)
Tax benefit from stock-based awards	(34)	(151)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	8,252	(8,320)
Accounts receivable - other	(952)	(1,370)
Inventories	(10,016)	(714)
Prepaid expenses and other current assets	823	(867)
Accounts payable	(3,752)	7,625
Accrued liabilities	(546)	1,345
Net cash (used in) provided by operating activities	(324)	3,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,230)	(529)
Cash used in connection with the electronic chemicals acquisition	(3,257)	(69,817)
Additions to other assets	—	(71)
Net cash used in investing activities	(5,487)	(70,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing cost	—	(466)
Net borrowings under revolver credit agreement	11,766	9,000
Borrowings on term loan	—	55,000
Principal payments on borrowings on term loan	(6,750)	(8,582)
Proceeds from exercise of stock options	119	411
Tax benefit from stock-based awards	34	151
Payment of dividends	(443)	(437)
Net cash provided by financing activities	4,726	55,077

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(275)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,360)	(12,327)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,605	16,004

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,245	$3,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,665	$481
Cash paid during the period for income taxes	$653	$1,499

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

(2)                               Recent Accounting Standards.

Recent Accounting Standards Not Yet Adopted.

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 refers to intangible assets acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to hold as defensive intangible assets to prevent others from obtaining access to them. Historically, these assets have been typically allocated little or no value. EITF 08-7 requires defensive intangible assets to be accounted for as a separate identifiable asset recognized at fair value with an assigned useful life. The effective date of EITF 08-7 is for fiscal years beginning on or after December 15, 2008.  The Company will adopt EITF 08-7 on August 1, 2009 and apply the requirements prospectively to intangible assets acquired on or after that date. The impact of adoption on the Company’s consolidated financial statements cannot be currently evaluated and will depend on the nature and significance of any future acquisitions.

In April 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of assets under SFAS 141R and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP SFAS 142-3 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) on August 1, 2009 and apply the requirements prospectively to business combinations that occur after the date of adoption. The impact of adoption on the Company’s consolidated financial statements cannot be currently evaluated and will depend on the nature and significance of any future acquisitions.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)

Income from continuing operations	$907	$1,571	$2,523	$3,241
Income (loss) from discontinued operations	(4)	1	(4)	(116)
Net income	$903	$1,572	$2,519	$3,125

Weighted average shares outstanding	11,083	11,010	11,076	10,957
Dilutive effect of options/warrants and stock awards	138	253	146	275
Weighted average shares outstanding, as adjusted	11,221	11,263	11,222	11,232

BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$0.08	$0.14	$0.23	$0.30
Basic earnings per share on loss from discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.08	$0.14	$0.23	$0.29

DILUTED EARNINGS PER SHARE:

Diluted earnings per share from continuing operations	$0.08	$0.14	$0.22	$0.29
Diluted earnings per share on loss from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.08	$0.14	$0.22	$0.28

During the first and second quarters of 2009 there were 31,868 and 58,990 stock based awards outstanding, respectively, that were not included in the computation of diluted earnings per share under the treasury stock method because their inclusion would have been anti-dilutive. Potentially dilutive common shares for the six month ended period are determined by calculating a weighted average of the incremental shares outstanding for each quarter during the period. There were no potentially dilutive securities not included in the computation of diluted earnings per share for the respective periods ended January 31, 2008.

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

The cost of the acquisition was approximately $75.7 million, which included $25.8 million for working capital. The Company also agreed to pay retention bonuses of approximately $1.0 million in the aggregate to certain employees within one year of the acquisition date. As contemplated by the purchase agreement and to facilitate the transition of certain international customers, the purchase of approximately $4.4 million of accounts receivable and inventory, in the aggregate, was delayed until after the initial closing of the acquisition of the business, including $2.9 million acquired in the first quarter of fiscal year 2009.

The Company financed the acquisition with available cash, an amended and restated credit facility and a note purchase agreement. The Company operates its electronic chemicals business in the United States and in Europe through two subsidiaries, KMG Electronic Chemicals, Inc. and KMG Italia S.r.l.

The following table summarizes the cost of the acquisition (in thousands).

Cash paid to seller	$71,863
Employee retention bonus accrual	1,014
Other costs of acquisition	2,849
Total	$75,726

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

The following table summarizes the purchase price allocation for the acquisition (in thousands).

Accounts receivable, net of allowance	$14,250
Inventory, net of allowance	13,650
Property, plant and equipment	48,771
Intangible assets:
Non-compete agreement	93
Patent	72
Trademarks	47
Manufacturing agreement	919
Total intangible assets	1,131
Assumed liabilities	(2,076)
Total acquired assets, net of assumed liabilities	$75,726

The pro forma effect of the acquisition on the Company’s historical results for the three and six months ended January 31, 2008 is presented in the following table as if the transaction had occurred as of the beginning of the period presented (in thousands, except earnings per share). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the period indicated.

	Three Months Ended January 31, 2008	Six Months Ended January 31, 2008
Sales	$47,961	$92,222
Operating income	4,601	9,901
Net income	2,149	4,762
Basic earnings per share	$0.20	$0.43

(5)          Discontinued Operations. In the first quarter of fiscal year 2008, the Company discontinued operation of its herbicide product line (MSMA), which had comprised the agricultural chemical segment. MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. In the first quarter of fiscal year 2008, an impairment of $102,000 was recognized on the remaining net book value of these assets. Sales of MSMA products for the second quarter of fiscal years 2009 and 2008, reported in discontinued operations were $0 and $470,000, respectively, and $0 and $862,000 for the six months ended January 31, 2009 and 2008, respectively . The Company had a net loss from discontinued operations of $4,000 for the three and six months ended January 31, 2009.

(6)          Inventories. Inventories are summarized in the following table (in thousands):

	January 31, 2009	July 31, 2008

Raw materials and supplies	$8,450	$5,244
Finished products	27,156	19,860
	35,606	25,104
Less reserve for inventory obsolescence	(388)	(484)

Inventories, net	$35,218	$24,620

(7)          Property, Plant and Equipment.

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31, 2009	July 31, 2008

Land	$8,244	$9,110
Buildings & improvements	29,657	30,617
Equipment	24,579	24,663
Leasehold improvements	132	132
	62,612	64,522
Less accumulated depreciation and amortization	(10,223)	(8,220)
	52,389	56,302
Construction-in-progress	2,513	1,457
Property, plant and equipment, net	$54,902	$57,759

(8)          Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 13 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2008. The Company recognized stock-based compensation costs of $126,171 and $312,925, respectively, for the three months ended January 31, 2009 and 2008, and $235,953 and $459,707, respectively, for the six months ended January 31, 2009 and 2008 which are recorded as selling, general and administrative expenses in the consolidated statements of income.

As of January 31, 2009, the unrecognized compensation costs related to stock-based awards was approximately $889,900, including $75,520 related to outstanding unvested stock options expected to be recognized over a weighted-average period of 2.3 years and $814,380 related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of 1.7 years.

A summary of stock option and stock activity is presented below.

Stock Options

Employee Options. As of January 31, 2009, there were 339,500 options outstanding, consisting of employee and non-employee director awards, of which 242,000 options were exercisable. During the six months ended January 31, 2009, there were 20,000 options exercised and no options were granted.

Non-Employee Options. In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The option was exercisable for five years. The remaining 25,000 shares were exercised in the first quarter of 2009.

Performance Shares

During the six months ended January 31, 2009, no performance-based stock awards vested but performance-based awards were granted to certain executives in December 2008 for a maximum of 91,242 shares of common stock. The fiscal 2009 award will cliff vest upon achievement of the performance targets at the end of the three-year measurement period and the grant-date fair value will be recognized as expense over a 32 month period from the grant date. As of January 31, 2009, the outstanding performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2009, 2008 and 2007, are summarized below.

Date of Grant	Series Award	Maximum Award (Shares)	Closing Stock Price (Fair Value) on Grant Date	3-Year Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
02/16/2007	Series 1	23,850	$10.16	07/31/2009	100%	23,850
02/16/2007	Series 2	15,900	$10.16	07/31/2009	100%	15,900
		39,750				39,750

03/03/2008	Series 1	23,220	$16.76	07/31/1010	83%	19,273
03/03/2008	Series 2	15,480	$16.76	07/31/1010	20%	3,096
		38,700				22,369

12/02/2008	Series 1	54,745	$3.19	07/31/2011	100%	54,745
12/02/2008	Series 2	36,497	$3.19	07/31/2011	100%	36,497
		91,242				91,242

	Total	169,692				153,361

Series 1: Vesting for the 2009, 2008 and 2007 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through January 31, 2009, 100%, 83% and 100% of the outstanding awards are projected to vest for the 2009, 2008 and 2007 Series 1 awards, respectively, at the end of their measurement periods.

Series 2: Vesting of the 2009, 2008 and 2007 Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through January 31, 2009, 100%, 20% and 100% of the outstanding awards are projected to vest for the 2009, 2008 and 2007 Series 2 awards, respectively at the end of their measurement periods.

Time Based Shares

During the six months ended January 31, 2009, there were 4,050 shares that vested and an additional 6,410 shares were granted to certain executives under time-based awards as summarized below.

Date of Grant	Award	Number of Shares Granted	Grant Date Fair Value	Vesting Period from Grant Date
12/02/2008	Time	6,410	$3.19	32 months, cliff vesting, ending July 31, 2011

The Company also changed the equity portion of compensation for non-employee directors. Each non-employee director will receive 5,000 shares of Common Stock for service as a director from December 1, 2008 through November 30, 2009. Twenty-five percent of the shares will be issued on the last trading day of each three month service period ending in February, May, August and November. The issuance will be prorated for any non-employee director starting or ending service during the annual period, based on the number of months during such period that the director served as a director, with any day of service during a month being counted as service for the entire month.

The fair value of the 2009 director stock award was measured on the grant date established on December 2, 2008. The grant date fair value of the award of $111,650 was based on the Company’s closing stock price of $3.19 on December 2, 2008 and consisted of 35,000 shares of the Company’s stock. The grant-date fair value will be recognized on a straight-line basis over the twelve month requisite service period beginning December 2, 2008.

There were awards for 49,459 time-based shares outstanding as of January 31, 2009.

(9)          Intangible Assets. Intangible assets are summarized as follows:

	January 31, 2009	July 31, 2008
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
	15,361	15,361

Intangible assets subject to amortization (range of useful life):

Creosote supply contract (10 years)	4,000	4,000
Other creosote related assets (5 years)	131	131
Penta supply contract and other related assets (3-5 years)	7,288	7,288
Animal health trademarks (4-5 years)	364	364
Animal health product registrations and other related assets (5-20 years)	6,165	6,165
Electronic chemicals-related contracts (3-5 years)	1,010	1,014
Electronic chemicals-related trademarks and patents (10-15 years)	117	117
	19,075	19,079

Total intangible assets	34,436	34,440

Less accumulated amortization	(13,798)	(12,522)

Total intangible assets, net	$20,638	$21,918

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was $548,556 and $1.3 million for the three and six month periods ended January 31, 2009, respectively, and $687,000 and $1.4 million for the three and six month periods ended January 31, 2008.

(10)        Dividends. Dividends of $221,648 ($0.02 per share) and $219,408 ($0.02 per share) were declared and paid in the second quarter of fiscal years 2009 and 2008, respectively. Dividends of $442,844 ($0.04 per share) and $437,392 ($0.04 per share) were declared and paid in the first six months of fiscal years 2009 and 2008, respectively.

(11)        Comprehensive (Loss) Income. The Company’s other comprehensive (loss) income includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive (loss) income in the consolidated balance sheets. The following table summarizes total comprehensive (loss) income for the applicable periods (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Net income	$903	$1,572	$2,519	$3,125
Other comprehensive (loss) gain:
Net foreign currency translation (loss) gain	(472)	150	(4,706)	150
Total comprehensive (loss) income	$431	$1,722	$(2,187)	$3,275

(12)         Segment Information. The Company operates five reportable segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals.

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(Amounts in thousands)
Sales
Electronic Chemicals – North America (1)	$17,513	$6,888	$38,743	$6,888
Electronic Chemicals – International (2)	4,104	1,721	9,068	1,721
Penta	5,842	6,642	12,969	13,929
Creosote	14,507	13,252	32,038	25,796
Animal Health	2,241	2,949	3,622	4,441
Total sales for reportable segments	$44,207	$31,452	$96,440	$52,775

Depreciation and amortization
Electronic Chemicals – North America	$638	$220	$1,264	$220
Electronic Chemicals – International	190	54	384	54
Penta	457	630	1,094	1,259
Creosote	75	75	149	149
Animal Health	190	219	379	444
Discontinued operations	—	—	—	14
Other – general corporate	60	13	118	27
Total consolidated depreciation and amortization	$1,610	$1,211	$3,388	$2,167

Segment income (loss) from operations
Electronic Chemicals – North America	$1,206	$256	$2,795	$256
Electronic Chemicals – International	263	50	262	50
Penta	1,581	1,891	3,516	4,104
Creosote	1,970	2,547	4,386	5,047
Animal Health	(259)	167	(409)	48
Total segment income from operations	$4,761	$4,911	$10,550	$9,505

	January 31, 2009	July 31, 2008
Total assets
Electronic Chemicals – North America	$59,824	$62,162
Electronic Chemicals – International	27,871	32,484
Penta	19,845	21,230
Creosote	18,980	16,701
Animal Health	20,213	17,367
Total assets for reportable segments	$146,733	$149,944

(1) Net of intersegment sales of $10,000 and $101,000 for the three and six month periods ended January 31, 2009, respectively, which were eliminated in consolidated sales. There were no intersegment sales for the three and six month periods ended January 31, 2008.

(2) Net of intersegment sales of $127,000 and $361,000 for the three and six month periods ended January 31, 2009, respectively, which were eliminated in consolidated sales. There were no intersegment sales for the three and six month periods ended January 31, 2008.

A reconciliation of total segment information to consolidated amounts is as follows:

	January 31, 2009	July 31, 2008
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$146,733	$149,944
Total assets for discontinued operations (1)	998	1,212
Cash and cash equivalents	509	212
Prepaid and other current assets	1,580	1,773
Other	3,257	2,657
Total assets	$153,077	$155,798

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Sales:
Total sales for reportable segments	$44,207	$31,452	$96,440	$52,775
Net sales	$44,207	$31,452	$96,440	$52,775

Segment income from operations:
Total segment income from operations	$4,761	$4,911	$10,550	$9,505
Other corporate expense	(2,254)	(1,912)	(4,518)	(3,928)
Operating income	2,507	2,999	6,032	5,577
Interest income	4	171	6	420
Interest expense	(785)	(582)	(1,664)	(780)
Other expense, net	(247)	(25)	(280)	(30)
Income from continuing operations before income taxes	$1,479	$2,563	$4,094	$5,187

(1) Includes approximately $1.0 million as of January 31, 2009 and July 31, 2008, of long-term deferred tax assets related to discontinued operations.

Other corporate expenses as disclosed in the table above represent those expenses that could not be directly identified with a particular business segment. Those expenses include almost all expenses associated with the Company’s Houston headquarters, such as executives and other employees, outside legal and accounting services, board compensation, expenses associated with being a publicly traded entity, audit expense and fees related to the listing of our stock.

(13)         Long Term Obligations.

The Company’s debt consisted of the following (in thousands):

	January 31, 2009	July 31, 2008

Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.5% (2.9% at January 31, 2009)	29,042	31,792
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.5% (2.9% at January 31, 2009)	16,990	5,224
Other Debt:
Unsecured Loan, payable in five equal annual installments of $2.0 million originally maturing on June 8, 2010, plus interest of 4.0% per annum, original face value of $10.0 million	—	4,000
Total debt	66,032	61,016

Current portion of long-term debt	(5,500)	(7,500)
Long-term debt, net of current portion	$60,532	$53,516

To finance the acquisition of the electronic chemicals business, the Company entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced the Company’s existing credit agreement with Wachovia Bank, National Association. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently advances bear interest at LIBOR plus 2.5% but that rate will increase to LIBOR plus 2.75% based on second quarter-end ratios. The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments are $458,333 per month and then are $666,667 per month for the balance of the term prior to maturity. At January 31, 2009, the amount outstanding on the revolving facility was $17.0 million, and the amount outstanding on the term loan was $29.0 million.

The Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2009, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009 and 3.0 to 1.0 thereafter. The credit facility and note purchase agreement were amended effective January 30, 2009, primarily to increase the debt to EBITDA ratio requirement covering the Company’s second and third fiscal quarters. The Company is also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, but adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. Our lenders have approved adding back approximately $1.0 million in integration costs incurred in the first quarter of fiscal year 2009 in connection with our acquisition of the electronic chemicals business. On January 31, 2009, the Company was in compliance with all of its debt covenants.

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

Results of Operations

Three and Six Month Periods Ended January 31, 2009 compared with Three and Six Month Periods Ended January 31, 2008

Segment Data

Segment data is presented for our five reportable segments for the three and six month periods ended January 31, 2009 and 2008.

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(Amounts in thousands)
Sales
Electronic Chemicals — North America	$17,513	$6,888	$38,743	$6,888
Electronic Chemicals — International	4,104	1,721	9,068	1,721
Penta	5,842	6,642	12,969	13,929
Creosote	14,507	13,252	32,038	25,796
Animal Health	2,241	2,949	3,622	4,441
Total sales for reportable segments	$44,207	$31,452	$96,440	$52,775

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report.

Net Sales

Net sales increased $12.8 million, or 40.6%, in the second quarter of fiscal year 2009 as compared with the same period of the prior year. Of that increase, $10.6 million, or 83.3%, came from the electronic chemicals segment in North America and $2.4 million, or 18.7%, came from that business internationally. For the six month comparison, net sales increased in fiscal year 2009 by $43.7 million to $96.4 million, as compared with $52.8 million in fiscal year 2008. The electronic chemicals business in North America comprised $31.9 million of the increase, or 73.0%, and the electronic chemicals business internationally was $7.3 million, or 16.8%, of the increase. We acquired the electronic chemicals business late in the second quarter of fiscal year 2008. Creosote net sales increased $1.3 million in the second quarter of fiscal year 2009 as compared with the prior year period, and increased $6.2 million in the six months’ comparison.  Penta and animal health net sales declined somewhat in both the second quarter of fiscal year 2009 and in the six month period compared with fiscal year 2008.

In the second quarter of fiscal year 2009, the electronic chemicals North America segment had net sales of $17.5 million and the international segment had net sales of $4.1 million, increases of $10.6 million, or 154.3%,  and $2.4 million, or 138.5%, respectively, over the prior year period. For the six month period in fiscal year 2009, electronic chemicals North America had net sales of $38.7 million and the international segment had net sales of $9.1 million, increases of $31.9 million, or 462.5%, and $7.3 million, or 426.9%, over the same period in fiscal year 2008. While our results in the electronic chemicals segments, a business we did not acquire until December 31, 2007, represent significant increases in net sales over the prior year periods, demand softened in both segments late in the second quarter as the effects of the worst economic downturn in recent memory began to impact the semiconductor industry. In the first quarter of fiscal year 2009, the two electronic chemicals segments were on track to generate approximately $105.0 million of annual net sales, but second quarter results imply annualized sales of $86.0 million. We expect challenging market conditions in our two electronic chemicals segments at least through the balance of the fiscal year.

Penta net sales declined $800,000, or 12.0%, to $5.8 million in the second quarter of fiscal year 2009 as compared to the prior year period, and for the full six month period the decline was $960,000, or 6.9%. Constrained spending by utilities for maintenance and for installation of poles for their distribution network, caused penta solutions volume to decline as compared with the prior year period. Creosote net sales increased in the second quarter of fiscal year 2009, as compared with the prior year period, by $1.3 million, or 9.5%, to $14.5 million. For the full six months of fiscal year 2009, creosote net sales were up $6.2 million, or 24.2%, to $32.0 million. Higher prices partially offset a volume decline in the second quarter, but the full six months volume was nearly flat as compared with prior year period. Demand by railroads for crossties treated with creosote held steady in the first six months near the top of the historical range, despite the current economic uncertainty. Railroads generally react to lessened rail traffic by slowing maintenance programs, and we expect some reduction in creosote sales in the second half of the fiscal year, but we continue to believe that sales will be relatively healthy in the period.

Net sales of animal health pesticides decreased by $708,000, or 24.0%, to $2.2 million in the second quarter of fiscal year 2009 as compared with the prior year period. Net sales in that segment decreased $819,000, or 18.4%, to $3.6 million in the first six months of fiscal year 2009 as compared with the prior fiscal year. Seasonal usage of animal health pesticides is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Although energy prices have dropped significantly from recent highs, our farm and livestock customers continue to be impacted by the effect of high costs for feed, fuel, and fertilizer. Additionally, livestock, dairy and poultry markets are under stress from the current economic conditions, and because of that our distributors appear to be reluctant to build inventory of our animal health products in advance of the selling season as they normally would. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters. Revenues from products subject to significant seasonal variations represented less than 10% of our fiscal year 2008 revenues.

Gross Profit

Gross profit increased by $3.6 million, or 35.5%, to $13.7 million in the second quarter of fiscal year 2009 from $10.1 million in the same quarter of the prior year. Gross profit as a percentage of sales declined to 31.1% in the second quarter of fiscal year 2009 from 32.2% in the second quarter of fiscal year 2008. For the first six months of fiscal year 2009, gross profit increased $12.3 million, or 72.7%, to $29.3 million from $16.9 million. As a percentage of sales, gross profit was 30.3% in the six month period in fiscal year 2009 as compared to 32.1% in fiscal year 2008. Gross profit increased in the second quarter and in the first six months of fiscal year 2009 because of the added sales from our electronic chemicals business. Price increases in electronic chemicals were implemented after we acquired the business, and we have seen improved margins in electronic chemicals. Gross profits in each of our wood treating and animal health segments were down in the second quarter of fiscal year 2009 and for the six month period as compared with the same periods of the prior year. The decline in gross profit in the penta segment was due equally to lower sales and higher costs, but in the animal health segment the decline in gross profit was due to reduced net sales. In our creosote segment, gross profit declined because of higher raw material costs. We believe that shift will reverse itself in the second half of the fiscal year. Gross profit as a percentage of net sales declined for the six month period in fiscal year 2009 in each of our wood treating and animal health segments.

With the decline in oil prices and economic activity, some raw material prices have declined. For example, the cost of the solvent used to formulate our penta solutions declined significantly late in the second quarter of fiscal year 2009, and the cost of other raw materials now appear to be declining.  We expect to benefit from those cost declines in the balance of the fiscal year. In addition, we also expect to benefit from a creosote raw material cost reduction for product imported under a supply agreement indexed to oil prices in the second half of the year. Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $4.1 million in the second quarter of fiscal year 2009 to $11.2 million, or 25.4% of net sales, from $7.1 million, or 22.7% of net sales, for the same quarter of the prior fiscal year. In the first six months of fiscal year 2009, selling, general and administrative expenses increased by $11.9 million to $23.2 million, or 24.1% of net sales, from $11.4 million, or 21.5% of net sales. Selling, general and administrative expenses associated with our two electronic chemicals segments were approximately $6.5 million in the second quarter, and were approximately $14.1 million for the first six months of fiscal year 2009. Although we discontinued transitional services with Air Products at the end of September 2008, we incurred substantial costs for transitional services until then, along with fees to consultants assisting in the integration of the business. Those fees were approximately $434,000 for the first quarter of fiscal year 2009. We purchased transitional services from Air Products in the first two months of the first quarter of fiscal year 2009, while at the same time we had built and staffed our post-transition infrastructure so we could complete training and testing. We believe that the redundant infrastructure added approximately $600,000 in additional expense in the first six month’s period.

Outside of electronic chemicals, selling, general and administrative expense was flat in the second quarter and in the first six months of fiscal year 2009 as compared with the prior year periods.  Although we incurred greater expenses over the first six months of fiscal year 2009 to expand our infrastructure supporting the electronic chemicals business, those expenses have been offset by reductions in other areas such as in warehouse costs and the completion of our amortization of certain wood treating intangible assets.

Interest Expense

Interest expense was $785,000 in the second quarter and $1.7 million in the first six months of fiscal year 2009 as compared with $582,000 and $780,000, respectively, in the same periods of fiscal year 2008. The increase was due to interest on the substantially larger indebtedness we incurred to fund the acquisition of the electronic chemicals business in fiscal year 2008.

Income Taxes

Our effective tax rate from continuing operations was 38.7% in the second quarter of both fiscal years 2009 and 2008. For the six month period, our effective tax rate was 38.4% in fiscal year 2009 as compared with 37.5% in the prior year.

Liquidity and Capital Resources

Cash Flows

Net cash used in operating activities was $324,000 for the first six months of fiscal year 2009, while in the prior year period net cash provided by operations was $3.0 million. Net income adjusted for depreciation and amortization increased cash to $6.0 million in the first six months of fiscal year 2009. Although reductions in accounts receivable trade and other contributed $7.3 million to cash, increases in inventories used $10.0 million of cash in the first six months of this fiscal year. Slightly more than half of that increase was from our electronic chemicals business and the balance was split about equally between our creosote and animal health segments. A reduction in accounts payable and accrued liabilities, primarily attributable to our electronic chemicals business, used $4.3 million in cash in the first six months of fiscal year 2009.

Net cash used in investing activities in the first six months of fiscal 2009 was $5.5 million as compared with $70.4 million in the prior year period. We made additions to property, plant and equipment of $2.2 million over the first six months of fiscal year 2009. Of that amount, approximately $1.2 million of the additions was for our electronic chemicals business, primarily for the purchase of software and shipping containers, and $496,000 was for the purchase of additional land adjacent to our facility in Matamoros. We also spent $2.9 million in the period in connection with the acquisition of the electronic chemicals business to purchase inventory and accounts receivable pertaining in Israel that was owned as of the end of September 2008 by Air Products and Chemicals, Inc. as our distributor there.

In the first six months of fiscal year 2009, we made principal payments of $6.8 million on our term loan borrowings, $2.8 million of which went to pay term indebtedness incurred when we purchased the electronic chemicals business. Of the total principal payments in the first six months of fiscal year 2009, $4.0 million was used to pay the principal outstanding on seller-financed indebtedness incurred when we purchased certain penta assets in fiscal year 2006. We prepaid that indebtedness in full in October 2008 from available cash. We had additional net borrowings under our revolving line of $11.8 million in the first six months of fiscal year 2009, and we paid dividends of $443,000. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At January 31, 2009, we had borrowed $17.0 million under that revolving facility, and our net borrowing base availability was $15.0 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months. We also believe that cash provided by operations in the balance of the fiscal year will allow us to pay off the $17.0 million now borrowed under our revolving credit facility by the end of fiscal year 2009.

Long Term Obligations

To finance the acquisition of the electronic chemicals business, we entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced our existing credit agreement with Wachovia Bank, National Association. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The

Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently advances bear interest at LIBOR plus 2.50% but that rate will increase to LIBOR plus 2.75% based on second quarter-end ratios. Through December 31, 2010 principal payments on the term loan will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity. At January 31, 2009, the amount outstanding on the revolving facility was $17.0 million, and the amount outstanding on the term loan was $29.0 million.

We also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2009, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA, as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009, and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, but add back extraordinary or non-recurring expense or loss as may be approved by our lenders. Our lenders have approved adding back approximately $1.0 million in integration costs incurred in the first quarter of fiscal year 2009 in connection with our acquisition of the electronic chemicals business. On January 31, 2009, we were in compliance with all our debt covenants.

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

Recent Accounting Standards

Recent Accounting Standards Not Yet Adopted.

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 refers to intangible assets acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to hold as defensive intangible assets to prevent others from obtaining access to them. Historically, these assets have been typically allocated little or no value. EITF 08-7 requires defensive intangible assets to be accounted for as a separate identifiable asset recognized at fair value with an assigned useful life. The effective date of EITF 08-7 is for fiscal years beginning on or after December 15, 2008.  The Company will adopt EITF 08-7 on August 1, 2009 and apply the requirements prospectively to intangible assets acquired on or after that date. The impact of adoption on the Company’s consolidated financial statements cannot be currently evaluated and will depend on the nature and significance of any future acquisitions.

In April 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under SFAS 142, “Goodwill and Other Intangible Assets.” FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of assets under SFAS 141R and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP SFAS 142-3 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. SFAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141(R) on August 1, 2009 and apply the requirements prospectively to business combinations that occur after the date of adoption. The impact of adoption on the Company’s consolidated financial statements cannot be currently evaluated and will depend on the nature and significance of any future acquisitions.

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

Interest Rate Sensitivity

As of January 31, 2009 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

As of January 31, 2009 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 2.50%, maturing on December 31, 2012. On January 31, 2009, we had $17.0 million borrowed on a $35.0 million revolving credit line under that facility, and $29.0 million borrowed on a term loan under that same facility. Principal payments on the term loan are $458,333 per month until December 31, 2010 and $666,667 per month for the remaining term of the facility.

Based on the outstanding balance of the credit facility and term loan and LIBOR rate as of January 31, 2009, a 1.0% change in the LIBOR interest rate would result in a change of approximately $297,000 in interest expense for the next twelve months.

Foreign Currency Exchange Rate Sensitivity

We are exposed to fluctuations in foreign currency exchange rates from our electronic chemicals international segment. This segment uses a different functional currency than the U.S. Dollar which is our consolidated reporting currency. Currency translation gains and losses result from the process of translating the segment’s financial statements from its functional currency (Euros) into our reporting currency. Currency translation gains and losses have no impact on the consolidated statements of income and are recorded as accumulated other comprehensive (loss) income within stockholders’ equity in our consolidated balance sheets. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.

During the six months ended January 31, 2009, we recognized foreign currency translation losses of $4.7 million as accumulated other comprehensive loss in the consolidated balance sheets.  The losses reflect the weakening of the U.S. Dollar against the Euro over the first six months of fiscal year 2009. At January 31, 2009, the cumulative foreign currency translation loss reflected in accumulated other comprehensive (loss) income was $3.6 million.

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

We have discontinued the operation of our agricultural herbicide product line, referred to as MSMA, but in connection with that product line we were a member of the MSMA task force. As previously reported, an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), was sued by Albaugh, Inc. in 2007 claiming that AHP overbilled it for certain task force expenses. Although Albaugh Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it now claims that it was overbilled for many years by at least $900,000. The case is in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. AHP has responded that the billings were proper and as agreed. In February 2009, the court denied Albaugh’s request to add us and the other two MSMA task force members as defendants in the suit. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

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

In a sustained economic downturn or recession in the United States or globally, the demand for chemicals that we produce or their prices will fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations.

The reduced economic activity associated with the current economic downturn or recession will lessen demand for, or the prices for, the chemicals that we produce.  Since our business depends on the continuing needs of our customers, a sustained reduction in their needs would have a material adverse effect on our results of operations.

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

10.43	First Amendment to Amended and Restated Credit Agreement and Amended Pledge Agreement with Wachovia Bank, National Association dated effective January 30, 2009 filed herewith.

10.44	Amendment No. 1 to Note Purchase Agreement with The Prudential Insurance Company of America dated effective January 30, 2009 filed herewith.

31.1	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date:	March 12, 2009
J. Neal Butler,
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	March 12, 2009
John V. Sobchak,
Vice President and Chief Financial Officer