Form 10-Q
period 2009-04-30
KMG CHEMICALS INC
filed 2009-06-09
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

As of June 8, 2009, there were 11,101,345 shares of the registrant’s common stock outstanding.

Part I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	April 30, 2009	July 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,815	$2,605
Accounts receivable:
Trade, net of allowances of $476 and $342 at April 30, 2009 and July 31, 2008, respectively	26,860	37,126
Other	2,761	2,060
Inventories, net	29,251	24,620
Current deferred tax asset	325	325
Prepaid expenses and other current assets	2,143	1,449
Total current assets	63,155	68,185

PROPERTY, PLANT AND EQUIPMENT, net	54,570	57,759

DEFERRED TAX ASSET	1,924	1,295
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	20,398	21,918
RESTRICTED CASH	294	343
OTHER ASSETS, net	2,654	2,520
TOTAL ASSETS	$146,773	$155,798

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,436	$23,016
Accrued liabilities	7,488	6,658
Current deferred tax liability	35	35
Current portion of long-term debt	6,337	7,500
Total current liabilities	29,296	37,209

LONG-TERM DEBT, net of current portion	51,329	53,516
OTHER LONG-TERM LIABILITIES	1,222	1,386
Total liabilities	81,847	92,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,092,595 shares issued and outstanding at April 30, 2009 and 11,034,795 shares issued and outstanding at July 31, 2008	111	110
Additional paid-in capital	23,096	22,525
Accumulated other comprehensive income (loss)	(2,835)	1,134
Retained earnings	44,554	39,918
Total stockholders’ equity	64,926	63,687
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,773	$155,798

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

NET SALES	$45,869	$50,259	$142,309	$103,034

COST OF SALES	30,519	35,180	97,693	71,010

Gross Profit	15,350	15,079	44,616	32,024

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,910	11,205	33,144	22,572

Operating income	5,440	3,874	11,472	9,452

OTHER INCOME (EXPENSE):
Interest income	1	16	7	435
Interest expense	(732)	(1,010)	(2,396)	(1,791)
Other, net	(15)	(15)	(295)	(44)

Total other expense, net	(746)	(1,009)	(2,684)	(1,400)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,694	2,865	8,788	8,052

Provision for income taxes	(1,902)	(1,051)	(3,473)	(2,997)

INCOME FROM CONTINUING OPERATIONS	2,792	1,814	5,315	5,055

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	(15)	(219)	(22)	(402)
Income tax benefit	5	84	8	151
Loss from discontinued operations	(10)	(135)	(14)	(251)

NET INCOME	$2,782	$1,679	$5,301	$4,804

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.25	$0.16	$0.48	$0.46
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net income	$0.25	$0.15	$0.48	$0.44

Diluted
Income from continuing operations	$0.25	$0.16	$0.47	$0.45
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net income	$0.25	$0.15	$0.47	$0.43

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,090	10,990	11,080	10,968
Diluted	11,208	11,227	11,217	11,220

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,301	$4,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,704	4,043
Amortization of loan costs included in interest expense	66	60
Impairment on assets of discontinued operations	15	102
Inventory valuation adjustment	364	—
Bad debt expense (recovery)	134	(59)
Stock-based compensation	416	563
Deferred rental income	(48)	(66)
Deferred income taxes	(693)	(569)
Excess tax benefit from stock-based awards	(37)	(151)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable - trade	10,706	(17,707)
Accounts receivable - other	(857)	33
Inventories	(4,234)	(2,296)
Prepaid expenses and other current assets	(815)	(1,396)
Accounts payable	(7,056)	17,903
Accrued liabilities	1,062	4,037
Net cash provided by operating activities	9,028	9,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,442)	(1,686)
Cash used in connection with the electronic chemicals acquisition	(3,257)	(69,816)
Net cash used in investing activities	(5,699)	(71,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing cost	—	(466)
Net borrowings under revolver credit agreement	4,777	4,000
Borrowings on term loan	—	55,000
Principal payments on borrowings on term loan	(8,125)	(9,957)
Proceeds from exercise of stock options	119	412
Excess tax benefit from stock-based awards	37	151
Payment of dividends	(665)	(657)
Net cash (used in) provided by financing activities	(3,857)	48,483

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(262)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(790)	(13,718)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,605	16,004

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,815	$2,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,360	$1,435
Cash paid during the period for income taxes	$917	$2,784

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of assets under FAS 141R and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

In December 2007, the FASB issued FAS 141(R), “Business Combinations.” FAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. FAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations that Arise from Contingencies,” to amend certain provisions of FAS 141(R) related to the accounting for contingencies. FAS 141(R) and FSP FAS 141(R)-1 are effective for fiscal years beginning on or after December 15, 2008. The Company will adopt FAS 141(R) and FSP FAS 141(R)-1 on August 1, 2009 and apply the requirements prospectively to business combinations that occur after the date of adoption. The impact of adoption on the Company’s consolidated financial statements cannot be currently evaluated and will depend on the nature and significance of any future acquisitions.

Recently Adopted Accounting Standards.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 on August 1, 2008. The Company did not elect the fair value option for any of its assets and liabilities, and as a result there was no impact on its consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Accounting for Fair Value Measurements.” FAS 157 defines fair value, and establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. In February 2008, the FASB also issued FSP FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes FAS 13, “Accounting for Leases” (“FAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under FAS 13. The provisions of FAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for the Company for the fiscal year beginning August 1, 2008. The Company accordingly adopted the provisions of FAS 157 for these items on August 1, 2008, which did not have an impact on its consolidated financial statements.

The Company elected to apply the deferral under FSP FAS 157-2, and accordingly, will not apply FAS 157 to its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, until fiscal year 2010.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)

Income from continuing operations	$2,792	$1,814	$5,315	$5,055
Loss from discontinued operations	(10)	(135)	(14)	(251)
Net income	$2,782	$1,679	$5,301	$4,804

Weighted average shares outstanding	11,090	10,990	11,080	10,968
Dilutive effect of options/warrants and stock awards	118	237	137	252
Weighted average shares outstanding, as adjusted	11,208	11,227	11,217	11,220

BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$0.25	$0.16	$0.48	$0.46
Basic earnings per share on loss from discontinued operations	—	(0.01)	—	(0.02)
Basic earnings per share	$0.25	$0.15	$0.48	$0.44

DILUTED EARNINGS PER SHARE:

Diluted earnings per share from continuing operations	$0.25	$0.16	$0.47	$0.45
Diluted earnings per share on loss from discontinued operations	—	(0.01)	—	(0.02)
Diluted earnings per share	$0.25	$0.15	$0.47	$0.43

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. Consequently, in fiscal year 2009, 78,347 outstanding stock based awards were not included for the third quarter calculation and for the nine months ended April 30, 2009 there was an average of 56,400 shares that were not included.  Potentially dilutive common shares for the nine month ended period are determined by calculating a weighted average of the incremental shares outstanding for each quarter during the period. There were no potentially dilutive securities not included in the computation of diluted earnings per share for the respective periods ended April 30, 2008.

(4)          Acquisition. On December 31, 2007, the Company acquired the high-purity wet process chemicals business of Air Products and Chemicals, Inc. (“Air Products”). That business sells high purity wet process chemicals to the semiconductor industry. Its products are used primarily to clean and etch silicon wafers in the production of semiconductors. In the purchase of the electronic chemicals business, the Company acquired accounts receivable, inventory, property, plant and equipment, and intangible assets. The Company also assumed certain accrued liabilities.

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

The pro forma effect of the acquisition on the Company’s historical results for the nine months ended April 30, 2008 is presented in the following table as if the transaction had occurred as of the beginning of the period presented (in thousands, except earnings per share). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the period indicated.

Nine Months Ended April 30, 2008
Sales	$142,481
Operating income	13,389
Net income	6,698
Basic earnings per share	$0.61

(5)          Discontinued Operations. In the first quarter of fiscal year 2008, the Company discontinued operation of its herbicide product line (MSMA), which had comprised the agricultural chemical segment. MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. In the first quarter of fiscal year 2008, an impairment of $102,000 was recognized respecting these assets. Sales of MSMA products for the third quarter of fiscal years 2009 and 2008, reported in discontinued operations were $0 and $295,000, respectively, and $0 and $1.2 million for the nine months ended April 30, 2009 and 2008, respectively. The Company had a net loss from discontinued operations of $10,000 and $14,000 for the three and nine months ended April 30, 2009, respectively, and a net loss of $135,000 and $251,000 for the three and nine months ended April 30, 2008, respectively.

(6)          Inventories. Inventories are summarized in the following table (in thousands):

	April 30, 2009	July 31, 2008

Raw materials and supplies	$6,344	$5,244
Finished products	23,299	19,860
	29,643	25,104
Less reserve for inventory obsolescence	(392)	(484)

Inventories, net	$29,251	$24,620

(7)          Property, Plant and Equipment.

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30, 2009	July 31, 2008

Land	$8,487	$9,110
Buildings & improvements	29,826	30,617
Equipment	24,908	24,663
Leasehold improvements	132	132
	63,353	64,522
Less accumulated depreciation and amortization	(11,320)	(8,220)
	52,033	56,302
Construction-in-progress	2,537	1,457
Property, plant and equipment, net	$54,570	$57,759

(8)          Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 13 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2008. The Company recognized stock-based compensation costs of $180,113 and $103,501, respectively, for the three months ended April 30, 2009 and 2008, and $416,066 and $563,208, respectively, for the nine months ended April 30, 2009 and 2008 which are recorded as selling, general and administrative expenses in the consolidated statements of income.

As of April 30, 2009, the unrecognized compensation costs related to stock-based awards was approximately $658,000, including $68,000 related to outstanding unvested stock options expected to be recognized over a weighted-average period of 2.2 years and $590,000 related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of 1.6 years.

A summary of stock option and stock activity is presented below.

Stock Options

Employee Options. As of April 30, 2009, there were 339,500 options outstanding, consisting of employee and non-employee director awards, of which 257,000 options were exercisable. During the nine months ended April 30, 2009, there were 20,000 options exercised and no options were granted.

Non-Employee Options. In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The option was exercisable for five years. The option was exercised for the last remaining 25,000 shares in the first quarter of 2009.

Performance Shares

During the nine months ended April 30, 2009, no performance-based stock awards vested but performance-based awards were granted to certain executives in December 2008 for a maximum of 91,242 shares of common stock. The fiscal 2009 award will cliff vest upon achievement of the performance targets at the end of the three-year measurement period and the grant-date fair value will be recognized as expense over a 32 month period from the grant date.

As of April 30, 2009, the outstanding performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2009, 2008 and 2007, are summarized below.

Date of Grant	Series Award	Maximum Award (Shares)	Closing Stock Price (Fair Value) on Grant Date	3-Year Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
02/16/2007	Series 1	23,850	$10.16	07/31/2009	80%	19,080
02/16/2007	Series 2	15,900	$10.16	07/31/2009	100%	15,900
		39,750				34,980

03/03/2008	Series 1	23,220	$16.76	07/31/2010	83%	19,273
03/03/2008	Series 2	15,480	$16.76	07/31/2010	0%	—
		38,700				19,273

12/02/2008	Series 1	54,745	$3.19	07/31/2011	100%	54,745
12/02/2008	Series 2	36,497	$3.19	07/31/2011	100%	36,497
		91,242				91,242

Total		169,692				145,495

Series 1: Vesting for the 2009, 2008 and 2007 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through April 30, 2009, 80%, 83% and 100% of the outstanding awards are projected to vest for the 2009, 2008 and 2007 Series 1 awards, respectively, at the end of their measurement periods.

Series 2: Vesting of the 2009, 2008 and 2007 Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through April 30, 2009, 100%, 0% and 100% of the outstanding awards are projected to vest for the 2009, 2008 and 2007 Series 2 awards, respectively at the end of their measurement periods.

Time Based Shares

During the nine months ended April 30, 2009, there were 12,800 shares that vested and an additional 6,410 shares were granted to certain executives under time-based awards as summarized below.

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

There were awards for 40,709 time-based shares outstanding as of April 30, 2009.

(9)          Intangible Assets. Intangible assets are summarized as follows:

	April 30, 2009	July 31, 2008
	(Amounts in thousands)
Intangible assets not subject to amortization:

Creosote product registrations	$6,518	$6,518
Other creosote related assets	78	78
Penta product registrations	8,765	8,765
	15,361	15,361

Intangible assets subject to amortization (range of useful life):

Creosote supply contract (10 years)	4,000	4,000
Other creosote related assets (5 years)	131	131
Penta supply contract and other related assets (3-5 years)	7,288	7,288
Animal health trademarks (4-5 years)	364	364
Animal health product registrations and other related assets (5-20 years)	6,173	6,165
Electronic chemicals-related contracts (3-5 years)	1,011	1,014
Electronic chemicals-related trademarks and patents (10-15 years)	117	117
	19,084	19,079

Total intangible assets	34,445	34,440

Less accumulated amortization	(14,047)	(12,522)

Total intangible assets, net	$20,398	$21,918

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was $248,586 and $1.5 million for the three and nine month periods ended April 30, 2009, respectively, and $767,000 and $2.1 million for the three and nine month periods ended April 30, 2008.

(10)        Dividends. Dividends of $221,852 ($0.02 per share) and $219,803 ($0.02 per share) were declared and paid in the third quarter of fiscal years 2009 and 2008, respectively. Dividends of $664,696 ($0.06 per share) and $657,195 ($0.06 per share) were declared and paid in the first nine months of fiscal years 2009 and 2008, respectively.

(11)        Comprehensive Income (Loss). The Company’s other comprehensive income (loss) includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive income (loss) in the consolidated balance sheets. The following table summarizes total comprehensive  income for the applicable periods (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Net income	$2,782	$1,679	$5,301	$4,804
Other comprehensive gain (loss):
Net foreign currency translation gain (loss)	737	971	(3,969)	1,121
Total comprehensive income	$3,519	$2,650	$1,332	$5,925

(12)         Segment Information. The Company operates five reportable segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Sales
Electronic Chemicals — North America (1)	$14,284	$20,451	$53,027	$27,339
Electronic Chemicals — International (2)	2,960	5,662	12,028	7,383
Penta	6,914	5,890	19,883	19,819
Creosote	18,211	14,288	50,249	40,084
Animal Health	3,500	3,968	7,122	8,409
Total sales for reportable segments	$45,869	$50,259	$142,309	$103,034

Depreciation and amortization
Electronic Chemicals — North America	$656	$756	$1,920	$976
Electronic Chemicals — International	178	178	562	232
Penta	155	631	1,249	1,890
Creosote	75	75	224	224
Animal Health	191	210	570	654
Discontinued operations	—	—	—	14
Other — general corporate	61	26	179	53
Total consolidated depreciation and amortization	$1,316	$1,876	$4,704	$4,043

Segment income (loss) from operations
Electronic Chemicals — North America	$398	$2,043	$3,193	$2,501
Electronic Chemicals — International	(1,018)	(630)	(756)	(580)
Penta	3,089	1,381	6,605	5,485
Creosote	4,799	2,283	9,185	7,330
Animal Health	314	675	(95)	723
Total segment income from operations	$7,582	$5,752	$18,132	$15,459

	April 30, 2009	July 31, 2008
Total assets
Electronic Chemicals — North America	$55,489	$62,162
Electronic Chemicals — International	24,432	32,484
Penta	19,143	21,230
Creosote	19,589	16,701
Animal Health	19,520	17,367
Total assets for reportable segments	$138,173	$149,944

(1) Net of intersegment transactions of $255,000 and $154,000 for the three and nine month periods ended April 30, 2009, respectively, and $103,000 for the three and nine month periods ended April 30, 2008, respectively, which were eliminated in consolidated sales.

(2) Net of intersegment transactions of $458,000 and $819,000 for the three and nine month periods ended April 30, 2009, respectively, which were eliminated in consolidated sales. There were no intersegment transactions for the three and nine month periods ended April 30, 2008.

A reconciliation of total segment information to consolidated amounts is as follows:

	April 30, 2009	July 31, 2008
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$138,173	$149,944
Total assets for discontinued operations (1)	998	1,212
Cash and cash equivalents	1,468	212
Prepaid and other current assets	2,438	1,773
Other	3,696	2,657
Total assets	$146,773	$155,798

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Sales:
Total sales for reportable segments	$45,869	$50,259	$142,309	$103,034
Net sales	$45,869	$50,259	$142,309	$103,034

Segment income from operations:
Total segment income from operations	$7,582	$5,752	$18,132	$15,459
Other corporate expense	(2,142)	(1,878)	(6,660)	(6,007)
Operating income	5,440	3,874	11,472	9,452
Interest income	1	16	7	435
Interest expense	(732)	(1,010)	(2,396)	(1,791)
Other expense, net	(15)	(15)	(295)	(44)
Income from continuing operations before income taxes	$4,694	$2,865	$8,788	$8,052

(1) Includes approximately $1.0 million as of April 30, 2009 and July 31, 2008, of long-term deferred tax assets related to discontinued operations.

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

(13)         Long Term Obligations.

The Company’s debt consisted of the following (in thousands):

	April 30, 2008	July 31, 2008

Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.75% (3.2% at April 30, 2009)	27,666	31,792
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.75% (3.2% at April 30, 2009)	10,000	5,224
Other Debt:
Unsecured Loan, payable in five equal annual installments of $2.0 million originally maturing on June 8, 2010, plus interest of 4.0% per annum, original face value of $10.0 million	—	4,000
Total debt	57,666	61,016

Current portion of long-term debt	(6,337)	(7,500)
Long-term debt, net of current portion	$51,329	$53,516

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

Currently, advances bear interest at LIBOR plus 2.75% but that rate will decrease to LIBOR plus 2.5% based on third quarter-end ratios. The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments are $458,333 per month and then are $666,667 per month for the balance of the term prior to maturity. At April 30, 2009, the amount outstanding on the revolving facility was $10.0 million, and the amount outstanding on the term loan was $27.7 million.

The Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2009, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009 and 3.0 to 1.0 thereafter. The credit facility and note purchase agreement were amended effective January 30, 2009, primarily to increase the debt to EBITDA ratio requirement covering the Company’s second and third fiscal quarters. The Company is also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, but adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. Our lenders have approved adding back approximately $1.0 million in integration costs incurred in the first quarter of fiscal year 2009 in connection with our acquisition of the electronic chemicals business. On April 30, 2009, the Company was in compliance with all of its debt covenants.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood preservation chemicals and animal health pesticides.  Our electronic chemicals are used in the manufacturing of semiconductors.  Our wood preserving chemicals, penta and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties.  Our animal health pesticides are used on cattle, other livestock and poultry to protect the animals from flies and other pests.

Results of Operations

Three and Nine Month Periods Ended April 30, 2009 compared with Three and Nine Month Periods Ended April 30, 2008

Segment Data

Segment data is presented for our five reportable segments for the three and nine month periods ended April 30, 2009 and 2008.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Sales
Electronic Chemicals — North America	$14,284	$20,451	$53,027	$27,339
Electronic Chemicals — International	2,960	5,662	12,028	7,383
Penta	6,914	5,890	19,883	19,819
Creosote	18,211	14,288	50,249	40,084
Animal Health	3,500	3,968	7,122	8,409
Total sales for reportable segments	$45,869	$50,259	$142,309	$103,034

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report.

Net Sales

Net sales decreased $4.4 million, or 8.7%, in the third quarter of fiscal year 2009 as compared with the same period of the prior year, and for the nine month comparison, net sales increased in fiscal year 2009 by $39.3 million, or 38.1%, to $142.3 million as compared with $103.0 million in fiscal year 2008.

In the third quarter of fiscal year 2009, the electronic chemicals North America segment had net sales of $14.3 million and the international segment had net sales of $3.0 million, decreases of $6.2 million, or 30.2%, and $2.7 million, or 47.7%, respectively, over the prior year period. For the nine month period in fiscal year 2009, electronic chemicals North America had net sales of $53.0 million and the international segment had net sales of $12.0 million, increases of $25.7 million, or 94.0%, and $4.6 million, or 62.9%, over the same period in fiscal year 2008. We realized lower net sales for the three month ended period as compared to the prior year period as demand softened in both segments beginning in the second quarter from the effect of the economic downturn in the semiconductor industry.  Although the nine month period reflected the impact of the economic downturn, sales were higher for the current year period as compared with the prior year because the prior year included only four months of sales since our acquisition of the electronic chemicals business. Although we saw some improvement in the North America segment late in the third quarter, we expect challenging market conditions in our two electronic chemicals segments through the balance of the fiscal year.  We are now beginning to experience increased pricing pressure from our customers in electronic chemicals.

Penta net sales increased $1.0 million, or 17.4%, to $6.9 million in the third quarter of fiscal year 2009 as compared to the prior year period, and for the full nine month period net sales remained relatively flat at $19.9 million. Increased sales for the three month period were due to higher volumes. Creosote net sales increased in the third quarter of fiscal year 2009, as compared with the prior year period, by $3.9 million, or 27.5%, to $18.2 million. For the full nine months of fiscal year 2009, creosote net sales were up $10.2 million, or 25.4%, to $50.2 million. Higher prices were partially offset by a small volume decline in the third quarter, while the increase for the full nine months came from higher prices as compared with prior year period. Demand by railroads for crossties treated with creosote held steady in the first nine months near the top of the historical range, despite the current economic uncertainty.

Railroads generally react to lessened rail traffic by slowing maintenance programs, but we continue to believe that sales will be relatively stable in the remainder of the calendar year.

Net sales of animal health pesticides decreased by $468,000, or 11.8%, to $3.5 million in the third quarter of fiscal year 2009 as compared with the prior year period. Net sales in that segment decreased $1.3 million, or 15.3%, to $7.1 million in the first nine months of fiscal year 2009 as compared with the prior fiscal year. Seasonal usage of animal health pesticides is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Although energy prices have dropped significantly from recent highs, our farm and livestock customers continue to be impacted by the effect of high costs for feed, fuel, and fertilizer. Additionally, livestock, dairy and poultry markets are under stress from the current economic conditions, and because of that our distributors appear to be reluctant to build inventory of our animal health products in advance of the selling season as they normally would. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters. Revenues from products subject to significant seasonal variations represented less than 10% of our fiscal year 2008 revenues.

Gross Profit

Gross profit increased by $271,000, or 1.8%, to $15.4 million in the third quarter of fiscal year 2009 from $15.1 million in the same quarter of the prior year. Gross profit as a percentage of sales increased to 33.5% in the third quarter of fiscal year 2009 from 30.0% in the third quarter of fiscal year 2008. For the first nine months of fiscal year 2009, gross profit increased $12.6 million, or 39.3%, to $44.6 million from $32.0 million. As a percentage of sales, gross profit was 31.4% in the nine month period in fiscal year 2009 as compared to 31.1% in fiscal year 2008.

Gross profit increased in the first nine months of fiscal year 2009 because of the added sales from our electronic chemicals business. Price increases and cost initiatives in electronic chemicals were implemented after we acquired the business, contributing to improved margins in electronic chemicals. Gross profits in our wood treating segment increased for both the three and nine months ended April 30, 2009 while our animal health segment increased for the third quarter of fiscal year 2009 but was down for the nine month period as compared with the same periods of the prior year. Approximately 80% of the increase in gross profit in the penta segment was due to higher sales for the third quarter period, while lower costs contributed to a higher gross profit for the nine month ended period.  In our creosote segment, the increase in gross profit for the three and nine month periods was due to higher sales price offset in part by higher raw material costs. The decline in gross profit in the animal health segment was due primarily to lower revenues.  For the nine month period in fiscal year 2009 gross profit as a percentage of net sales increased in the penta segment but declined in our animal health and creosote segments.

With the decline in oil prices and economic activity, raw material prices have declined. For example, the cost of the solvent used to formulate our penta solutions declined significantly in the third quarter of fiscal year 2009 toward 2008 levels, and the cost of other raw materials have declined.  We expect to benefit from lower raw material costs for the balance of the fiscal year relative to the prior year. Other companies may include certain of the costs that we record in cost of sales as selling, general and administrative expenses, and may include certain of the costs that we record in selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $1.3 million in the third quarter of fiscal year 2009 to $9.9 million, or 21.6% of net sales, from $11.2 million, or 22.3% of net sales, for the same quarter of the prior fiscal year. In the first nine months of fiscal year 2009, selling, general and administrative expenses increased by $10.6 million to $33.1 million, or 23.3% of net sales, from $22.6 million, or 21.9% of net sales. Selling, general and administrative expenses associated with our two electronic chemicals segments were approximately $6.2 million and $20.3 million for the third quarter and first nine months of fiscal year 2009, respectively, and $7.0 million for the third quarter of fiscal year 2008. Although we discontinued transitional services with Air Products and Chemicals, Inc. at the end of September 2008, we incurred substantial costs for transitional services until then, along with fees to consultants assisting in the integration of the business. Those fees were approximately $434,000 for the first quarter of fiscal year 2009. We purchased transitional services from Air Products in the first two months of the first quarter of fiscal year 2009, while at the same time we had built and staffed our post-transition infrastructure so we could complete training and testing. We believe that the redundant infrastructure added approximately $600,000 of additional expense in the first nine months of fiscal year 2009. As part of our effort to reduce costs and inventory, in the third quarter we temporarily curtailed production at our Milan facility. Although that effort had the desired cost-reducing effect, we expensed in the third quarter approximately $655,000 of non-variable manufacturing costs that would normally have been absorbed as part of the cost of inventory.

Outside of electronic chemicals, selling, general and administrative expense was flat in the third quarter and in the first nine months of fiscal year 2009 as compared with the prior year periods.  Although we incurred greater expenses over the first nine months of fiscal year 2009 to expand our infrastructure supporting the electronic chemicals business, those expenses have been offset by reductions in other areas such as in warehouse costs and the completion of our amortization of certain wood treating intangible assets.

Interest Expense

Interest expense was $732,000 in the third quarter and $2.4 million in the first nine months of fiscal year 2009 as compared with $1.0 million and $1.8 million, respectively, in the same periods of fiscal year 2008. The increase was due to interest on the substantially larger indebtedness we incurred to fund the acquisition of the electronic chemicals business in fiscal year 2008.

Income Taxes

Our effective tax rate from continuing operations was 40.5% and 36.7% in the third quarter of fiscal years 2009 and 2008, respectively. For the nine month period, our effective tax rate was 39.5% in fiscal year 2009 as compared with 37.2% in the prior year.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $9.0 million and $9.3 million for the first nine months of fiscal year 2009 and 2008, respectively. Net income adjusted for depreciation and amortization increased cash to $10.1 million in the first nine months of fiscal year 2009. Although reductions in accounts receivable trade and other contributed $9.8 million to cash, increases in inventories used $4.2 million of cash in the first nine months of this fiscal year. Approximately 70% of that increase was from our electronic chemicals business and the balance was attributable to our animal health segment. A reduction in accounts payable, primarily attributable to our electronic chemicals business, used $7.1 million in cash in the first nine months of fiscal year 2009.

Net cash used in investing activities in the first nine months of fiscal 2009 was $5.7 million as compared with $71.5 million in the prior year period. We made additions to property, plant and equipment of $2.4 million during the first nine months of fiscal year 2009. Of that amount, approximately $1.4 million of the additions was for our electronic chemicals business, primarily for the purchase of software and shipping containers, and $496,000 was for the purchase of additional land adjacent to our facility in Matamoros. We also spent $2.9 million in the period in connection with the acquisition of the electronic chemicals business to purchase inventory and accounts receivable pertaining to sales in Israel that was owned as of the end of September 2008 by Air Products as our distributor there.

In the first nine months of fiscal year 2009, we made principal payments of $8.1 million on our term loan borrowings, $4.1 million of which went to pay term indebtedness incurred when we purchased the electronic chemicals business. Of the total principal payments in the first nine months of fiscal year 2009, $4.0 million was used to pay the principal outstanding on seller-financed indebtedness incurred when we purchased certain penta assets in fiscal year 2006. We prepaid that indebtedness in full in October 2008 from available cash. We had additional net borrowings under our revolving line of $4.8 million in the first nine months of fiscal year 2009, and we paid dividends of $665,000. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At April 30, 2009, we had borrowed $10.0 million under that revolving facility, and our net borrowing base availability was $20.0 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months. We also believe that cash provided by operations in the balance of the fiscal year will allow us to pay off the amount now borrowed under our revolving credit facility by the end of fiscal year 2009.  As of May 31, 2009, we had repaid another $5.0 million of our revolving facility, and had only $5.0 million of borrowings outstanding under it.

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

Currently, advances bear interest at LIBOR plus 2.75% but that rate will decrease to LIBOR plus 2.5% based on third quarter-end ratios. Through December 31, 2010 principal payments on the term loan will be $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity. At April 30, 2009, the amount outstanding on the revolving facility was $10.0 million, and the amount outstanding on the term loan was $27.7 million.

We also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2009, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA, as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009, and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, but add back extraordinary or non-recurring expense or loss as may be approved by our lenders. Our lenders have approved adding back approximately $1.0 million in integration costs incurred in the first quarter of fiscal year 2009 in connection with our acquisition of the electronic chemicals business. On April 30, 2009, we were in compliance with all our debt covenants.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of assets under FAS 141R and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP FAS 142-3 will have on its consolidated financial statements.

In December 2007, the FASB issued FAS 141(R), “Business Combinations.” FAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. FAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations that Arise from Contingencies,” to amend certain provisions of FAS 141(R) related to the accounting for contingencies. FAS 141(R) and FSP FAS 141(R)-1 are effective for fiscal years beginning on or after December 15, 2008. The Company will adopt FAS 141(R) and FSP FAS 141(R)-1 on August 1, 2009 and apply the requirements prospectively to business combinations that occur after the date of adoption. The impact of adoption on the Company’s consolidated financial statements cannot be currently evaluated and will depend on the nature and significance of any future acquisitions.

Recently Adopted Accounting Standards.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 on August 1, 2008. The Company did not elect the fair value option for any of its assets and liabilities, and as a result there was no impact on its consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Accounting for Fair Value Measurements.” FAS 157 defines fair value, and establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. In February 2008, the FASB also issued FSP FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes FAS 13, “Accounting for Leases” (“FAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under FAS 13. The provisions of FAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for the Company for the fiscal year beginning August 1, 2008. The Company accordingly adopted the provisions of FAS 157 for these items on August 1, 2008, which did not have an impact on its consolidated financial statements.

The Company elected to apply the deferral under FSP FAS 157-2, and accordingly, will not apply FAS 157 to its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, until fiscal year 2010.

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

Interest Rate Sensitivity

As of April 30, 2009 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

As of April 30, 2009 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 2.75%, maturing on December 31, 2012. On April 30, 2009, we had $10.0 million borrowed on a $35.0 million revolving credit line under that facility, and $27.7 million borrowed on a term loan under that same facility. Principal payments on the term loan are $458,333 per month until December 31, 2010 and $666,667 per month for the remaining term of the facility.

Based on the outstanding balance of the credit facility and term loan and LIBOR rate as of April 30, 2009, a 1.0% change in the LIBOR interest rate would result in a change of approximately $270,000 in interest expense for the next twelve months.

Foreign Currency Exchange Rate Sensitivity

We are exposed to fluctuations in foreign currency exchange rates from our electronic chemicals international segment. This segment uses a different functional currency than the U.S. Dollar which is our consolidated reporting currency. Currency translation gains and losses result from the process of translating the segment’s financial statements from its functional currency (Euros) into our reporting currency. Currency translation gains and losses have no impact on the consolidated statements of income and are recorded as accumulated other comprehensive income (loss) within stockholders’ equity in our consolidated balance sheets. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.

During the nine months ended April 30, 2009, we recognized foreign currency translation losses of $4.0 million as accumulated other comprehensive loss in the consolidated balance sheets.  The losses reflect the weakening of the U.S. Dollar against the Euro over the first nine months of fiscal year 2009. At April 30, 2009, the cumulative foreign currency translation loss reflected in accumulated other comprehensive income (loss) was $2.8 million.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have previously reported that a lawsuit was filed in 2007 against us in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs. Cleveland G. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that air emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

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

We have previously reported that a lawsuit was filed against our subsidiary, KMG de Mexico, respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The lawsuit was filed in 1998 Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.

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

10.45†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to this company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

31.1	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date:	June 9, 2009
J. Neal Butler,
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date:	June 9, 2009
John V. Sobchak,
Vice President and Chief Financial Officer