Form 10-K
period 2009-07-31
KMG CHEMICALS INC
filed 2009-10-15
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of $5.21 on the Nasdaq Global Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2009) was $31,618,000.
As of October 13, 2009, there were 11,112,695 shares of the registrant’s common stock, par value $.01, per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement pertaining to the December 8, 2009 annual meeting of shareholders is incorporated by reference in Part III of this report.

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
We have acquired and currently operate segments engaged in the electronic chemicals, industrial wood preserving and animal health businesses. Our electronic chemicals segment provides high purity wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier of high purity wet process chemicals to the semiconductor industry in the United States, and have a significant presence in Europe. Our wood preserving chemicals, pentachlorophenol, or penta, and creosote, are sold to industrial customers who use these preservatives primarily to extend the useful life of utility poles and railroad crossties. We are the only supplier of penta in North America, and we are the principal supplier of creosote in the United States to wood treaters who do not produce their own creosote. Our animal health pesticides are used on cattle, swine and poultry to protect these animals from flies and other pests.
For the twelve months ended July 31, 2009, we generated revenues of $190.7 million and net income of $10.2 million. On July 31, 2009, we had total long-term debt, including the current portion, of $46.3 million, cash and cash equivalents of $7.2 million and total stockholders’ equity of $71.0 million.
Business Strategy
Our goal is to continue to profitably grow in a manner that increases shareholder value. Our business strategies to achieve this are:
•	Operate. We seek to increase the profitability and maximize the cash flow and return on invested capital of our businesses by focusing on customer satisfaction, rational pricing policies, optimization of operating assets, efficient management of raw material purchasing, and maintaining a low overhead structure.
•	Acquire. The cash flow generated by the businesses that we operate provides us with the ability to pursue further acquisitions in order to build on one of our existing segments, or to establish a new business platform for future growth. We screen though many market segments and acquisition candidates to find opportunities that exhibit the characteristics described above. We systematically approach identified acquisition candidates to attempt to structure an acquisition that meets our financial requirements. We typically do not spend a material sum of money on third party services in pursuit of an acquisition candidate until we feel the opportunity has a reasonable likelihood of meeting our financial requirements and of closing.
•	Integrate. We have consistently been improving our ability as an organization to efficiently integrate progressively larger acquisitions. Our focus is to maintain reliable service to our customers during the integration period, identify and harvest the long-term synergies, and efficiently absorb acquisitions into our operations. An effective integration strategy sets the stage for optimized operations.

Business Segments
Electronic Chemicals—North America and International Segments. Our electronic chemicals business sells high purity wet process chemicals to the semiconductor industry. High purity process chemicals are used to clean and etch silicon wafers in the production of semiconductors. The business was acquired in December 2007 from Air Products and Chemicals, Inc. (“Air Products”). Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol and various blends of chemicals. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at < 100-500 parts per trillion levels. To accomplish that objective, we purchase chemicals as raw materials from various suppliers, some of which are further purified. We are then responsible for their purity level, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in several containers, including bottles, drums, totes and in bulk. This process is largely accomplished at our Pueblo, Colorado, and Milan, Italy facilities, although we do contract with Air Products to produce certain products for us at their Dallas, Texas facility. We believe that the market for wet process chemicals is down from a year ago and is now approximately $160 million in the United States, $80 million in Europe and $450 million in Asia, including Japan. Of our total net sales in fiscal year 2009, the Electronic Chemicals-North America segment accounted for 37% and the Electronic Chemicals-International segment accounted for 8%. Our international segment sells primarily in Europe, and we do not yet participate materially in Asia. Our electronic chemicals business accounted for 45% of our net sales in fiscal year 2009 and 40% (over the seven months we had the business) in fiscal year 2008.
Wood Preserving Chemicals—Penta and Creosote Segments. We supply penta and creosote to industrial customers who use these products to extend the useful life of wood, primarily utility poles and railroad crossties. Our penta products include penta blocks, solutions and hydrochloric acid, a byproduct of penta production. Penta is used primarily to treat utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico. We sell solid penta to our customers, or make it into a liquid solution of penta concentrate at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. We sell penta products primarily in the southeastern and northwestern United States and in Canada. The hydrochloric acid we produce as a byproduct of penta production is sold in Mexico for use in the steel and oil well service industries. Our penta segment constituted about 14% of our net sales in fiscal year 2009, 17% in fiscal year 2008 and 33% in fiscal year 2007.
Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. For several years, purchases of wood crossties by United States and Canadian railroads have been at the top of their historic range of from about 15.0 million to 21.0 million ties. In calendar 2008, we believe that crosstie purchases were somewhat greater than approximately 20.0 million ties per year. Almost all wood crossties are treated with creosote. We believe that less than 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our creosote segment constituted about 35% of our net sales in fiscal year 2009, 36% in 2008 and 51% in 2007.
Animal Health Pesticides Segment. We sell animal health pesticides to protect cattle, swine and poultry from flies and other pests. These animal health pesticides include oral larvicides, ear tags, sprays and dust products. We manufacture these products at our Elwood, Kansas facility or under agreements with third-party formulators. These products are sold under the trade names Avenger, Rabon, Ravap, Patriot and Annihilator, among others. We purchased the Rabon and Ravap product lines in fiscal years 2003 and 2004, respectively. The Rabon and Ravap products contain tetrachlorvinphos and include oral larvicides, insecticidal powders and liquid sprays. We sell these products in the United States and Canada. In February 2006, we expanded our presence in animal health pesticides by purchasing additional product lines, including insecticide ear tags for cattle, along with several liquid and dust formulations for livestock and their premises. These products are sold in the United States, Canada, Australia, Mexico and several other countries in Latin America. Our animal health pesticides segment comprised about 6% of our net sales in fiscal year 2009, 7% in fiscal year 2008 and 16% in fiscal year 2007.
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

In our wood preserving chemical segments, we depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and cosolvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell from two suppliers, VFT Belgium N.V. and Koppers, Inc. Our creosote supply agreements with each of them provide that we purchase an agreed minimum volume of creosote in each calendar year at a fluctuating, mutually agreed or formula-based price. The creosote supply agreement we entered into with Koppers in fiscal year 2007 is for an initial term ending in 2017.
We generally have more than one source for raw materials for our animal health pesticides. However, we have only one major supplier of the tetrachlorvinphos active ingredient used in our Rabon and Ravap products. We also have only one supplier for two other animal health active ingredients, dichlorvos and endosulfan. Each of these three raw materials is purchased under supply agreements. We believe that where we do not have supply contracts, the necessary raw materials for our animal health pesticides are available from a variety of sources.
Customers
We sell our products to approximately 300 customers. One of our customers for electronic chemicals, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2009 and 2008. No other customer accounted for 10% or more of our revenues in fiscal years 2009 or 2008. No customer accounted for 10% or more of our revenues in fiscal years 2007. Assuming that the level of overall demand for wood preserving chemicals remains the same, we do not believe that the loss of any customer of our wood preserving or animal health segments would have a material adverse effect on sales of our wood preserving chemicals.
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
Geographical Information
Sales made to customers in the United States were 91% of total revenues in fiscal years 2009 and 2008 and 97% in fiscal year 2007. In fiscal years 2009 and 2008, sales made outside of the United States were primarily electronic chemicals sold in Europe, particularly in Italy, France and England. Sales made outside of the United States in fiscal year 2007 were primarily wood preserving chemicals sold in Canada and Mexico. As of the end of fiscal year 2009, our property, plant and equipment were allocated, based on net book value, 65% in the United States, 30% in Italy where one of our electronic chemical facilities is located and 5% in Mexico where our penta manufacturing facility is located.
Competition
There are only a few firms competing with us in the sale of our products. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.
In electronic chemicals in North America, we believe we have the largest market share, and our principal competitors include General Chemical, Honeywell, Kanto Corporation and Mallinckrodt Baker. Internationally, we compete in Europe primarily against BASF, Honeywell and the OM Group. We believe BASF has a more significant market share than we do in Europe, but we believe our market share approximates that of the other two principal competitors in Europe. We do not participate materially in the market in Asia. We believe that the market for wet process chemicals is down from a year ago and is now approximately $160 million in the United States, $80 million in Europe and $450 million in Asia, including Japan.
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
Employees
As of the end of fiscal year 2009, we had a total of 272 full-time employees. At our corporate offices in Houston, Texas, we employed 41 persons. At the end of the fiscal year, we had 67 employees at our Pueblo, Colorado facility, 71 at our Milan, Italy facility, 55 at the Matamoros, Mexico facility, nine at our Alabama facility, 11 in Kansas at our animal health operating facility, and the remainder of our employees worked from home. None of our employees in the United States are represented by a labor union. Approximately 50% of our employees in Mexico are represented under an annual labor agreement which was last renewed in May 2009. We believe that we have good relations with our employees.
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
Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico, Italy and other countries in which we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, and our animal health pesticides are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under agreements with other industry participants, we sometimes share research and testing costs pertaining to our chemical products. We incurred expenses of approximately $880,000 in fiscal year 2009, $1.3 million in fiscal year 2008 and $1.5 million in fiscal year 2007 in connection with the research, testing and other expenses related to our participation in several industry task forces.
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
Our wood preserving chemicals, penta and creosote, which represented 49% of our total revenues in fiscal year 2009, are sold into mature markets. The principal consumers of our wood preserving chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroads.
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
The preservation of wood railroad crossties represents the largest market for creosote in the United States. For more than five years, the average annual purchases of wood crossties by United States and Canadian railroads have been in the upper reaches of their normal range. We believe that more than 20.0 million railroad crosstie were purchased in fiscal year 2009, but that purchases are now likely to decline. If the current purchase rate declines, or if railroads shift significantly to a greater use of non-wood ties, such as those made with concrete or plastic, we will experience a decline in our creosote sales.
A significant decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.
The industries that we compete in are subject to economic downturns.
An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at the manufacturing plants of our customers, could have a material adverse impact on the results of our electronic chemicals segments. Similarly, an economic downturn affecting utilities or major railroads could have a material adverse effect on demand for our wood preserving chemicals, and economic distress affecting livestock producers could have a material adverse effect on our animal health segment.

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
Chlorine is a key component in the manufacture of penta. The price we pay for chlorine has often been at very high levels, and although we have increased prices, those increases have not always been sufficient to maintain the previous profitability of that product. High energy prices have increased the competition for creosote, since it can be burned as a fuel in certain markets and can be used as feed stock in the carbon black market. Creosote is produced by our suppliers from the distillation of coal tar. Coal tar supplies, particularly in the United States, are in short supply, a situation which we expect will continue indefinitely. Historically, the cost of our creosote has increased each year, and we believe that it will continue to increase.
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
We depend on a limited number of suppliers for the cosolvent needed to produce the liquid formulation of our penta product. These suppliers produce cosolvent as a byproduct of a process intended to manufacture a higher value product. Changes in that process or in market conditions affecting the higher value product could materially affect the availability or price of cosolvent. Our creosote is supplied primarily by two suppliers. There are no other significant suppliers of creosote for the North American market. We have one supplier of the tetrachlorvinphos active ingredient for our Rabon and Ravap products, and only one supplier for each of two other active ingredients in our animal health pesticides, dichlorvos and endosulfan.
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
We will continue to pursue new acquisitions or joint ventures, and any such transaction could result in operating or management problems that adversely affect operating results. We remain subject to the ongoing risks of successfully managing the acquisitions and joint ventures that are completed.
We acquired our electronic chemicals business in fiscal year 2008. Other acquisitions we may make in the future expose us to the risk of successfully integrating a major acquisition. An integration impacts various areas of our business, including, but not limited to, our workforce, management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.
We continue to pursue new acquisitions or joint ventures in the future, a pursuit which could consume substantial time and resources. The successful implementation of our operating strategy in current and future acquisitions and joint ventures may require substantial attention from our management team, which could divert management attention from existing businesses. The businesses acquired, or the joint ventures entered into, may not generate the cash flow and earnings, or yield the other benefits anticipated at the time of their acquisition or formation. The risks inherent in any such strategy could have an adverse impact on our results of operation or financial condition.
If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited.
Our creosote, penta and many of our animal health products registration are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, EPA announced that it had determined that creosote and penta were eligible for re-registration, but EPA proposed new restrictions on the use of those products that will require some of our customers to incur substantial additional costs and to revise certain operating procedures. EPA also required that creosote and penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. EPA is also reviewing the risk profile of penta under its Interated Risk Information System database. That review will establish a toxicological profile that may prompt EPA to reconsider its risk assessment. Additionally, EPA has requested more testing in its registration review of certain animal health pesticides. We cannot assure you as to when or if the EPA will issue a final decision concluding that the conditions of re-registration for our creosote and penta products have been satisfied, or concluding the registration review of our animal health pesticides. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration would have a material adverse effect on our financial condition and results of operations.

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
Much of the creosote we sell is supplied from Europe, and we import that product through a terminal in New Orleans, Louisiana. Several other suppliers of raw materials for our electronic chemicals business are located on the Gulf Coast of the United States. Thus, we are dependent on terminals and facilities located in coastal areas for a substantial portion of the creosote we use and for certain of the raw materials we use for our electronic chemicals products. These terminals and facilities are vulnerable to hurricanes and other adverse weather conditions that have the potential to cause substantial damage and to interrupt operations. For example, in 2005 Hurricane Katrina closed our terminal in New Orleans, Louisiana temporarily and forced us to locate an interim substitute terminal. We cannot assure you that adverse weather conditions will not affect our importation of creosote or the availability of certain other raw materials in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations.

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
REACH, which was effective on June 1, 2007, will require chemical manufacturers and importers in the European Union to prove safety of their products. As a result, we will be required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. REACH required all covered substances to be pre-registered by November 30, 2008. Products containing covered substances cannot be manufactured or imported into the EU after that date unless they are pre-registered. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH will be phased in over the next ten years. We will incur additional expense to affect the registration of our products under these regulations. REACH may also affect our ability to manufacture and sell certain products in the European Union.
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
We have facilities in the United States, Mexico, and Italy, and generate a significant portion of our sales in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in foreign currency exchange rates. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico and Italy and, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease the following properties.

			Owned/	Lease Expiration
Location	Primary Use	Approximate Size	Leased	Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	September 2013
Elwood, Kansas	Manufacture and Warehouse: Animal Health Pesticides	14.9 acres	Owned	N/A
Matamoros, Mexico	Manufacture and Warehouse: Penta and MSMA	13.0 acres	Owned	N/A
Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A
Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A
Milan, Italy	Manufacture and Warehouse: Electronic Chemicals	7.3 acres	Owned	N/A
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
We have previously reported that a lawsuit was filed against KMEX respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The lawsuit was filed in 1998 Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs seek to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and in 2009 the plaintiffs were required to re-file the case. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.
We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted during the fourth quarter of fiscal 2009 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES
Our common stock, par value $.01 per share, has traded on The Nasdaq Global Market (trading symbol KMGB). As of October 13, 2009, there were 11,112,695 shares of Common Stock issued and outstanding held by approximately 500 shareholders of record, and more than 300 round lot holders. The following table represents:
•	the high and low sale prices for our common stock as reported by the Nasdaq Global Market during fiscal years 2009 and 2008; and
•	the quarterly dividends we declared and paid during fiscal years 2009 and 2008.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2009

First Quarter	$11.92	$3.93	$0.02	$221,000
Second Quarter	6.49	2.25	0.02	222,000
Third Quarter	5.73	3.75	0.02	222,000
Fourth Quarter	9.01	5.41	0.02	222,000

Fiscal 2008

First Quarter	$26.75	$13.65	$0.02	$218,000
Second Quarter	17.27	12.69	0.02	219,000
Third Quarter	17.70	13.03	0.02	220,000
Fourth Quarter	14.50	9.71	0.02	220,000
We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2010 of $0.02 per share, or approximately $222,000. The current quarterly dividend rate represents an annualized dividend of $0.08 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.
We repurchased no shares in fiscal years 2009 or 2008.

ITEM 6. SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2009. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2009, and the balance sheet data for the two fiscal years ended July 31, 2009, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the two fiscal years ended July 31, 2006, and the balance sheet data for the three fiscal years ended July 31, 2007, has been derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)
Statement of Income Data (1):
Net sales	$190,720	$154,394	$86,171	$67,200	$55,064
Cost of sales	126,553	107,563	55,735	43,575	37,668

Gross profit	64,167	46,831	30,436	23,625	17,396
Selling, general & administrative expenses	43,318	35,338	15,318	13,702	11,626

Operating income	20,849	11,493	15,118	9,923	5,770

Interest income	7	438	560	281	73
Interest expense	(3,032)	(2,670)	(945)	(1,044)	(620)
Other income (expense), net	(340)	(55)	6	(35)	(35)

Total other income (expense), net	(3,365)	(2,287)	(379)	(798)	(582)

Income from continuing operations before income taxes	17,484	9,206	14,739	9,125	5,188
Provision for income taxes	(7,248)	(3,550)	(5,576)	(3,190)	(1,903)

Income from continuing operations	10,236	5,656	9,163	5,935	3,285
Loss from discontinued operations	(21)	(281)	(314)	(2,159)	(233)

Net income	$10,215	$5,375	$8,849	$3,776	$3,052

Earnings per share from continuing operations-basic	$0.92	$0.52	$0.87	$0.66	$0.42
Loss per share from discontinued operations-basic	—	(0.03)	(0.03)	(0.24)	(0.03)

Earnings per share—basic	$0.92	$0.49	$0.84	$0.42	$0.39

Earnings per share from continuing operations-diluted	$0.91	$0.50	$0.83	$0.63	$0.40
Loss per share from discontinued operations-diluted	—	(0.02)	(0.03)	(0.23)	(0.03)

Earnings per share—diluted	$0.91	$0.48	$0.80	$0.40	$0.37

Weighted average shares outstanding—basic	11,085	10,978	10,573	8,914	7,901
Weighted average shares outstanding—diluted	11,230	11,232	11,034	9,447	8,256

Cash Flow Data (1):
Net cash provided by operating activities	$26,502	$15,668	$8,968	$7,055	$7,563
Net cash used in investing activities	6,268	75,540	802	10,967	13,442
Net cash provided by (used in) financing activities	(15,442)	46,442	(3,330)	6,300	13,685
Payment of dividends	887	877	791	660	529
Depreciation and amortization	6,168	5,665	3,832	3,889	2,204
Impairment charge	15	102	—	2,368	—
Additions to property, plant and equipment	3,009	2,729	581	2,085	445

Balance Sheet Data (1):
Total assets	$143,508	$155,798	$81,233	$72,702	$61,103
Long-term debt, net of current portion	39,326	53,516	10,468	13,981	17,644
Total stockholders’ equity	70,977	63,687	56,410	46,918	32,888

(1)	Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions since 2005.

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
Introduction
We manufacture, formulate and globally distribute specialty chemicals. We operate specialty chemical businesses selling electronic chemicals, industrial wood preservatives and animal health pesticides. Our electronic chemicals are sold to the semiconductor industry where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood preserving chemicals, penta and creosote, are used by industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health pesticides are used on cattle, swine and poultry to protect them from flies and other pests.
In fiscal year 2009, approximately 45% of our revenues were from electronic chemicals, 49% were from industrial wood preservation chemicals, and 6% were from animal health pesticides.
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
Results of Operations
Segment Data
Segment data is presented for our five segments for the three fiscal years ended July 31, 2009, 2008 and 2007. You should read the foregoing segment data in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The information for the fiscal year ended July 31, 2007 has been revised to reflect the discontinuation of the agricultural chemicals segment as discussed in note 5 to our consolidated financial statements.

	Year Ended July 31,
	2009	2008	2007
	(Amounts in thousands)
Sales:
Electronic Chemicals — North America	$69,701	$47,645	$—
Electronic Chemicals — International	16,123	13,524	—
Penta	26,189	26,366	28,377
Creosote	67,776	55,207	43,645
Animal Health	10,931	11,652	14,149

Total sales for reportable segments	$190,720	$154,394	$86,171

Segment Sales
We operate the electronic chemicals business as two segments, one segment for North America and one for the international portion of the business. In fiscal year 2009, net sales from the North America segment increased by $22.1 million, or 46.3%, to $69.7 million from $47.6 million in fiscal year 2008. The international segment increased net sales by $2.6 million, or 19.2%, to $16.1 million from $13.5 million in the prior year. The prior year comparison is skewed by the fact that we owned the two electronic chemicals segments for only seven months in fiscal year 2008. The economic downturn caused demand for electronic chemicals for the semiconductor industry to soften beginning in the second quarter of fiscal year 2009, and demand decreased by approximately 28.0% over the last half of the year as compared to fiscal year 2008. Although demand appears to have improved toward the end of the fiscal year, we are continuing to experience weakness in demand in both segments, particularly in our international segment.
Penta segment net sales were essentially flat in fiscal year 2009 at $26.2 million as compared to $26.4 million for the prior year, but in fiscal year 2008 penta net sales decreased by $2.0 million, or 7.1%, to $26.4 million from $28.4 million in fiscal year 2007. Despite the recession, utility company demand for poles treated with penta held steady in fiscal year 2009 as compared to the prior year. In fiscal year 2008, however, penta sales decreased on reduced sales of penta solutions when several customers switched to our penta blocks, and because spending for maintenance of utility poles in the southeast United States was at reduced levels.
Sales in the creosote segment increased $12.6 million, or 22.8%, to $67.8 million in fiscal year 2009 as compared with fiscal year 2008, which came after an increase in fiscal year 2008 over 2007 of $11.6 million, or 26.5%. Our creosote revenues were higher in both fiscal years on price increases, as volume was down about 4.1% in fiscal year 2009 and up only about 1.3% in fiscal year 2008. Demand for treated railroad crossties by major railroads, the principal use for creosote, continued at approximately 20.0 million crossties per year, near the upper end of the historic range.
Animal health pesticides segment sales decreased by $721,000, or 6.2%, to $10.9 million in fiscal year 2009 as compared to fiscal year 2008. In fiscal year 2008 animal health segment sales decreased $2.5 million, or 17.6%, to $11.7 million. In fiscal year 2009 the recession held down purchases of our animal health products, in both fiscal years 2009 and 2008 high costs for feed, fuel, and fertilizer led our customers to economize by reducing ear tag purchases. Sales also lagged in fiscal year 2008 because cooler than normal weather reduced parasitic fly infestation, and because the distribution chain had ended fiscal year 2007 with a substantial base inventory of ear tags. Sales of our animal health products are seasonal, and occur primarily in the second half of our fiscal year. Seasonal usage follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. The end users of some of our products may, because of weather patterns, delay or intermittently curtail use of some products, which may result in a reduction of our revenues and profitability. The combined revenues from products subject to seasonal variations represented about 5.7% of our total annual revenues in fiscal year 2009. Their peak selling season is during the last two quarters of the fiscal year, and revenue and profit are concentrated in these periods.

Segment Income (Loss) from Operations
Income from operations of the electronic chemicals segment in North America was $5.0 million in fiscal year 2009 and $3.3 million for the seven months we owned the business in fiscal 2008. Our international electronic chemicals segment, however, had a loss from operations of $1.3 million in fiscal year 2009 and a loss of $1.2 million in fiscal year 2008. Both segments suffered in fiscal year 2009 from the effect of the world-wide recession, and our operations in Europe were particularly affected. In fiscal year 2008, our electronic chemicals international segment income was adversely affected by selling through the Air Products distribution chain for much of the year. Fiscal year 2008 also saw significant raw material price volatility, and we were not always able to respond timely with increased prices, particularly in Europe. We also operated the electronic chemicals business under a transition services agreement with Air Products in fiscal year 2008 and for the first two months of fiscal year 2009. Under that agreement, Air Products supplied certain supply chain, information technology and accounting services for the business, while we developed the infrastructure to integrate the new business into our operations. We estimated that the transition services cost us approximately $175,000 per month more than it would have cost us to provide those functions internally. During the first two months of fiscal year 2009 we built and staffed our post-transition infrastructure while at the same time purchasing transitional services from Air Products. We believe that the redundant infrastructure added approximately $600,000 of additional expense during fiscal year 2009. We additionally incurred consulting costs associated with the integration of the business of approximately $434,000 in fiscal year 2009 and $667,000 in fiscal year 2008.
In fiscal year 2009 income from operations of the penta segment increased $2.7 million, or 43.8%, to $9.0 million, and in fiscal year 2008 it decreased $2.9 million, or 31.3%, to $6.3 million. The increase in fiscal year 2009 resulted from a decrease in certain raw material costs of $1.6 million along with a decrease in amortization expense of $1.1 million related to intangible assets primarily from the fiscal year 2005 acquisition of certain penta assets. Those intangible assets were fully amortized during fiscal year 2009. The decline in fiscal year 2008 was mainly due to a 35.4% increase in the cost of a petroleum-based raw material combined with a 7.1% decline in penta net sales.
Creosote segment income increased $6.5 million in fiscal year 2009 to $15.6 million, a 71.2% increase, and increased $278,000 in fiscal year 2008 to $9.1 million, a 3.1% increase. Higher creosote prices contributed to the increases in each year. Additionally, improved pricing on our imported creosote, and a greater proportion of imported creosote in our sales mix during the second half of fiscal year 2009, improved segment income.
Animal health pesticides segment income from operations decreased $616,000, or 75.5%, in fiscal year 2009 to $200,000, and decreased $2.1 million, or 72.1%, in fiscal year 2008 to $816,000. The reduction in income from operations for the animal health pesticides segment in each year largely hinged on the sales volume decline, primarily because of lower sales of our ear tags in response to the recession.
Net Sales and Gross Profit
Net Sales and Gross Profit for Fiscal Year 2009 vs. Fiscal Year 2008.
Net sales increased $36.3 million, or 23.5%, in fiscal year 2009 to $190.7 million from $154.4 million in fiscal year 2008. The increase was composed of increased sales from our two electronic chemicals segments of a combined $24.7 million, and an increase of $12.6 million in sales from our creosote segment. We acquired our electronic chemicals business in December 2007.
Gross profit increased in fiscal year 2009 by $17.3 million, or 37.0%, to $64.2 million as compared to gross profit of $46.8 million in fiscal year 2008. Gross profit as a percent of sales improved in fiscal year 2009 to 33.6% of sales as compared to 30.3% of sales in fiscal year 2008.

Our electronic chemicals business contributed to higher gross profit in fiscal year 2009 due to price increases and cost initiatives implemented since the business was acquired. We also realized improved margins in our penta and creosote segments as compared to fiscal year 2008 because of a reduction in the cost of the chlorine and solvent raw materials used to make our penta products, and because of improved pricing for creosote.
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
Gross profit increased in fiscal year 2008 by $16.4 million, or 53.9%, to $46.8 million as compared to gross profit of $30.4 million in fiscal year 2007. Gross profit as a percent of sales declined in fiscal year 2008 to 30.3% of sales as compared to 35.3% of sales in fiscal year 2007. Price increases in electronic chemicals were implemented after we acquired the business in December 2007. However, margins for these products for fiscal year 2008 were lower than margins we have been able to achieve over time on some of our wood preserving and animal health products. Our creosote segment gross profit improved by $700,000 in fiscal year 2008, but our penta segment and animal health segments both declined significantly as compared to fiscal year 2007. The penta segment gross profit decreased by $2.5 million, and the animal health segment decreased by $2.0 million.
Margins were impacted in fiscal year 2008 by the high costs of raw materials used to produce our products. In electronic chemicals, raw material price increases beginning in January 2008 in phosphoric acid, sulfuric acid and isopropyl alcohol put serious pressure on product pricing. Penta raw material costs for chlorine and phenol remained at high levels in fiscal year 2008 and the cost of solvent used for penta solutions increased approximately 35.4% over fiscal year 2007.
Selling, General and Administrative Expenses
SG&A for Fiscal Year 2009 vs. Fiscal Year 2008.
Selling, general and administrative expenses increased to $43.3 million in fiscal year 2009 from $35.3 million in fiscal year 2008, an increase of $8.0 million, or 22.6%. Those expenses were 22.7% of net sales in fiscal year 2009 and 22.9% in the prior year. Increased selling, general and administrative expenses in our electronic chemicals North America and international segments, of $6.4 million and $2.5 million, respectively, contributed to the higher expense in fiscal year 2009. The prior year comparison is skewed by the fact that we owned the two electronic chemicals segments for only seven months in fiscal year 2008. Corporate expenses not directly identified with a particular segment increased $873,000 to $7.7 million in fiscal year 2009 from $6.8 million in fiscal year 2008. The increase was primarily because of increased employee related costs.
Our distribution expenses, which are included as a sales expense, increased by $5.4 million to $20.6 million in fiscal year 2009 as compared with $15.2 million in fiscal year 2008. In our wood treating and animal health segments, distribution expense only represents 2.8% of their aggregate net sales, or $2.9 million in fiscal year 2009. However, distribution expense for the electronic chemicals business was 20.7% of that business’s fiscal 2009 revenue, which was an increase in distribution expense of $6.2 million in fiscal year 2009 over that expense for the seven months we owned that business in fiscal 2008. While we incurred no distribution expense associated with electronic chemicals during the first five months of fiscal 2008 before we owned the business, we incurred $8.8 million of distribution expense during the first five months of fiscal 2009 associated with that business.
Administrative expenses include the amortization of intangible assets. Starting January 2009, certain amortization expenses associated with an earlier acquisition in the Penta segment ceased as that asset was fully amortized. As a result, amortization expense for fiscal 2009 was approximately $1.1 million less than fiscal 2008. Also, amortization expense associated with those same assets will decrease by approximately $800,000 in fiscal 2010 versus fiscal 2009.

Also included in sales, general and administrative expenses for fiscal 2009 was approximately $1.0 million of non-recurring costs associated with the transition and integration of the acquired electronic chemicals business. Those costs were predominantly incurred in the first fiscal quarter of fiscal year 2009.
SG&A for Fiscal Year 2008 vs. Fiscal Year 2007.
Selling, general and administrative expenses increased to $35.3 million in fiscal year 2008 from $15.3 million in fiscal year 2007, an increase of $20.0 million, or 130.7%. Selling, general and administrative expenses were 22.9% of net sales in fiscal year 2008 and 17.8% in the prior year. Of the increase in fiscal year 2008, $17.4 million was attributable to the addition of the electronic chemicals North America and international segments. Corporate expense not directly identified with a particular business segment increased to $6.8 million in fiscal year 2008 from $5.8 million in fiscal year 2007. The increase in other corporate expense in fiscal year 2008 was primarily because of increased expense for legal and professional services of $646,000, including accounting expense, and $177,000 in increased employee related costs.
Selling, general and administrative expenses included charges for transitional services provided by Air Products and approximately $667,000 for consultants assisting with the integration of the electronic chemicals business. Although approximately 60% of transitional services were costs from third parties allocated to us by Air Products, about $3.7 million were allocated to us in fiscal year 2008 for Air Products’ internal costs, including corporate overhead.
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
Interest Expense
Interest expense was $3.0 million in fiscal year 2009 compared with $2.7 million in fiscal year 2008 and $945,000 in fiscal year 2007. The year-over-year increase was due to increased borrowings to complete our acquisition of the electronic chemicals business in December 2007.
Income Taxes
We had income tax expense of $7.2 million, $3.6 million and $5.6 million in fiscal years 2009, 2008 and 2007, respectively. Our effective tax rate was 41.5% in fiscal year 2009, 38.8% in fiscal year 2008 and 37.7% in fiscal year 2007. In fiscal year 2009, the effective tax rate varied from the statutory rate primarily due to the recognition of a valuation allowance in connection with our deferred tax asset and foreign exchange losses relating to our electronic chemicals international segment.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $26.5 million in fiscal year 2009 as compared with $15.7 million in fiscal year 2008 and $9.0 million in fiscal year 2007.
In fiscal year 2009, net income adjusted for depreciation and amortization increased cash by $16.5 million. We realized an additional increase in cash of $16.5 million resulting from a reduction in trade accounts receivables from collections of amounts obtained in our acquisition of the electronic chemicals business. Cash was unfavorably impacted from increased inventories of $3.4 million and a decrease in accounts payable of $6.0 million. The increase in inventory was primarily made up of an increase of $2.4 million in creosote inventory, due to timing of inventory purchases, and an increase of $2.3 million in inventory for our electronic chemicals North America segment as sales declined in the recession. That increased inventory was offset by a decrease of $620,000 in our electronic chemicals international segment. The decrease in accounts payable was related to both of our electronic chemicals segments.

In fiscal year 2008, net income added $5.4 million to net cash provided by operations. However, substantial net cash from operations was used in the year as accounts receivable increased by $13.7 million. Accounts receivable increased during fiscal year 2008 from sales in our electronic chemicals segments and due to the transitional services provided by Air Products. Accounts receivable owed to us by Air Products was approximately $10.1 million, which primarily represented amounts owed to us for customer payment to the Air Products lock box account. Inventories, net of the effect of $12.4 million of acquired electronic chemicals inventory, declined by $1.0 million in fiscal year 2008, or 7.5%, because inventory from discontinued operations was sold. Accounts payable increased in fiscal year 2008 by $14.8 million, $13.8 million of which was from increased payables in our electronic chemicals business which include $10.4 million payable to Air Products primarily for amounts paid to vendors on our behalf. Accrued liabilities increased in fiscal year 2008 by $3.9 million, primarily because of liabilities pertaining to the electronic chemicals business increased by $1.9 million, net of accrued liabilities acquired in the purchase of that business.
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
Net cash used in investing activities was $6.3 million in fiscal year 2009, $75.5 million in fiscal year 2008 and $802,000 in fiscal year 2007. In fiscal year 2009 we made additions to property, plant and equipment of $3.0 million, mainly comprised of $1.8 million in capital expenditures for our electronic chemicals business for shipping containers and other equipment, and $496,000 for the purchase of additional land adjacent to our facility in Matamoros. We also spent $2.9 million in fiscal year 2009 to purchase inventory and accounts receivable pertaining to our electronic chemicals acquisition. In fiscal year 2008, we used approximately $72.5 million for the electronic chemicals business acquisition, and another $2.7 million for capital expenditures. About $1.8 million of the additions to property, plant and equipment in fiscal year 2008 were in the electronic chemicals segment for totes for large quantity product deliveries, for a project to improve our sewer system at our facility in Milan, Italy, and for normal facility improvements in Pueblo, Colorado and Milan. Otherwise in fiscal year 2008, we added to property plant and equipment consistent with normal practices. In fiscal year 2007, $581,000 of net cash from investing activities was used for additions to property and plant, primarily in Matamoros, Mexico, and Tuscaloosa, Alabama.
In fiscal year 2009, net cash used in financing activities was $15.4 million which included principal payments of $9.5 million on our long term borrowings and net payments on our revolving line of $5.2 million. The payments on our long term borrowings included $5.5 million of indebtedness incurred with the purchase of the electronic chemicals business and $4.0 million used to pay the principal outstanding on seller-financed indebtedness incurred with we purchased certain penta assets in fiscal year 2006. We repaid that indebtedness in full in October 2008 from available cash. In fiscal year 2008, net cash provided by financing activities was $46.4 million. We borrowed $64.0 million to finance the acquisition of the electronic chemicals business and refinance existing bank debt at the end of December 2007. That amount consisted of $55.0 million borrowed on our term loans and $9.0 million borrowed on our revolving facility. In connection with the new financing, we paid $466,000 of deferred financing costs. In fiscal year 2008, we made principal payments of $13.3 million on our borrowings under our term loans, $7.4 million of which paid our then outstanding bank facility when we financed for the purchase of our electronic chemicals business, and $2.0 million went to reduce the indebtedness we incurred in fiscal year 2005 to finance our acquisition of the penta business from Basic Chemicals Company. At July 31, 2008 we had reduced the amount outstanding on our revolving facility to $5.2 million.
We paid dividends of $887,000 in fiscal year 2009, $877,000 in fiscal year 2008 and $791,000 in fiscal year 2007.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At July 31, 2009, we had no amount outstanding under that revolving facility, and our net borrowing base availability was $35.0 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations
To finance the acquisition of the electronic chemicals business, we entered into an amended and restated credit agreement and a note purchase agreement. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Currently, advances bear interest at LIBOR plus 2.50%, but advances will bear interest at 2.00% beginning in the first quarter of fiscal year 2010. For the first 24 months of the term facility, principal payments are $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity. At July 31, 2009, $0 was outstanding on the revolving facility and $26.3 million was outstanding on the term loan. At September 30, 2009, $0 was outstanding on the revolving facility, and $26.3 million was outstanding on the term loan.
The financing for the acquisition of the electronic chemicals business included a $20.0 million note purchase agreement we entered into with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2009, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009 and 3.0 to 1.0 thereafter. We are also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, but add back extraordinary or non-recurring expense or loss as may be approved by our lenders. Our lenders approved adding back approximately $1.0 million in integration costs incurred in the first quarter of fiscal year 2009 in connection with our acquisition of the electronic chemicals business. On July 31, 2009, we were in compliance with all of our debt covenants.
Our purchase of certain penta assets from Basic Chemical Company in fiscal 2005 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. The loan was paid in full on October 30, 2008.
Capital Expenditures
In fiscal year 2009 our capital expenditures included $3.0 million of additions to property, plant and equipment mainly comprised of $1.8 million in connection with our electronic chemicals business for shipping containers and other equipment, and $496,000 for the purchase of additional land adjacent to our facility in Matamoros. We also spent $2.9 million to purchase additional assets pertaining to our electronic chemicals acquisition in completing the transition of certain operations. In fiscal year 2008, we incurred capital expenditures, net of $49.6 million included in our acquisition of the electronic chemicals business, of $2.7 million. About $1.8 million of that amount was for expenditures attributable to the electronic chemicals business, including expenditures for the cost of totes for large quantity product deliveries, and for normal facility improvements. In fiscal year 2007 our capital expenditures were approximately $581,000 for normal improvements to our production facilities, particularly in Matamoros, Mexico and in Tuscaloosa, Alabama.
Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $576,000 in fiscal year 2009, $454,000 in fiscal year 2008 and $621,000 in fiscal year 2007.

We expensed approximately $880,000 for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2009, and approximately $1.3 million and $1.5 million in fiscal years 2008 and 2007, respectively. The decreased expense was due to decreased activity in the product reauthorization process conducted by the EPA. In September 2008, EPA determined conditionally that our two wood treating pesticides, penta and creosote, were entitled to re-registration. Nevertheless, we estimate that we will continue to incur additional testing, data submission and other costs in fiscal year 2010 of approximately $900,000. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.
Contractual Obligations
Our obligations to make future payments under contracts as of July 31, 2009 are summarized in the following table (in thousands).

	Payments Due by Period (in thousands)
				More than
	Total	1 Year	2-5 Years	5 Years

Long-term debt	$46,292	$6,966	$19,326	$20,000
Estimated interest payments on debt (1)	9,340	2.195	6,650	495
Operating leases	5,390	1,468	3,899	23
Other long-term liabilities (2)	541	—	541	—
Purchase obligations (3)	189,536	33,291	97,719	58,526

	$251,099	$43,920	$128,135	$79,044

(1)	Estimated payments are based on interest rates as of July 2009.

(2)	Post retirement benefit obligations.

(3)	Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices.
Outlook for Fiscal Year 2010
Due to the recession, the demand for our electronic chemicals decreased approximately 28.0% in the second half of fiscal year 2009 versus the run rate in the first half of the year. However, efficiency improvements implemented during the year enabled the business to maintain a positive contribution to operating income. We anticipate seeing at least a partial recovery in the electronic chemicals business during fiscal year 2010, and believe that our new cost structure for the business will yield a significant improvement in profitability.
In wood treating chemicals, we expect that penta revenue will decline in fiscal year 2010 as a result of a moderate lessening of demand. Because of the continuing effect of the economic recession, we also expect to see a slight reduction in purchases of crossties by railroads from the high levels we have enjoyed over the last several years, primarily occurring in the second half of fiscal year 2010.
The cattle and poultry businesses in the United States have been depressed for two years, but we have been able to maintain market share, and the business continues to be profitable. We have made a number of adjustments to strengthen our commercial organization, strip out costs in our supply chain and decrease capital demand. We believe we are well positioned to take advantage of a recovery in the cattle and poultry sector.
Raw material prices increased dramatically from the second half of fiscal 2008 through the first half of fiscal 2009 in our electronic chemicals and wood treating segments, putting pressure on our profitability during that time. In the second half of fiscal year 2009, raw material prices in electronic chemicals and in our wood treating segments retracted sharply, resulting in an increase in profits and margins. We anticipate that in fiscal year 2010, raw material prices in electronic chemicals and in wood treating chemicals will be higher than the very low prices we had in the fourth quarter of fiscal year 2009.
We expect a strong first quarter in fiscal year 2010, but anticipate that higher raw material prices, along with an easing of demand for treated wood by utilities and railroads will cause a partial retraction in the exceptional profitability we have experienced in recent quarters. Overall, we expect fiscal year 2010 results to be slightly better than 2009. These expectations assume a continued gradual economic recovery, and exclude the impact of any acquisitions.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168 The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162. That FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This adoption of FAS No. 168 is not expected to have a material impact on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of assets under FAS 141R and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. We adopted FSP FAS 142-3 on August 1, 2009, which did not have a material impact on our consolidated financial statements.
In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 refers to intangible assets acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to hold as defensive intangible assets to prevent others from obtaining access to them. Historically, these assets have been typically allocated little or no value. EITF 08-7 requires defensive intangible assets to be accounted for as a separate identifiable asset recognized at fair value with an assigned useful life. The effective date of EITF 08-7 is for fiscal years beginning on or after December 15, 2008. We adopted EITF 08-7 on August 1, 2009, which did not have a material impact on our consolidated financial statements, and will apply the requirements prospectively to intangible assets acquired on or after that date.
In December 2007, the FASB issued FAS 141(R), “Business Combinations.” FAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. FAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations that Arise from Contingencies,” to amend certain provisions of FAS 141(R) related to the accounting for contingencies. FAS 141(R) and FSP FAS 141(R)-1 are effective for fiscal years beginning on or after December 15, 2008. We adopted FAS 141(R) and FSP FAS 141(R)-1 on August 1, 2009, which did not have a material impact on our consolidated financial statements, and will apply the requirements prospectively to business combinations that occur after the date of adoption.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted FAS 159 on August 1, 2008. We did not elect the fair value option for any of its assets and liabilities, and as a result there was no impact on our consolidated financial statements.
In September 2006, the FASB issued FAS 157, “Accounting for Fair Value Measurements.” FAS 157 defines fair value, and establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. In February 2008, the FASB also issued FSP FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes FAS 13, “Accounting for Leases” (“FAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under FAS 13. The provisions of FAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for our fiscal year beginning August 1, 2008. We accordingly adopted the provisions of FAS 157 for these items on August 1, 2008, which did not have an impact on our consolidated financial statements.
We elected to apply the deferral under FSP FAS 157-2, and accordingly, will not apply FAS 157 to our goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, until fiscal year 2010. We do not expect the application of the deferred portion of FAS 157 will have a significant impact on our consolidated financial statements.
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
Revenue Recognition — Our chemical products are sold in the open market and revenue is recognized when risk of loss and title to the products transfers to customers.
Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $595,000 and $342,000 at July 31, 2009 and 2008, respectively.
Goodwill — In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the carrying value of goodwill will be reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, our carrying value of goodwill will be adjusted in accordance with SFAS 142. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, we determined that as of July 31, 2009 and 2008, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2009 and 2008.
Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting form the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. No impairment existed as of July 31, 2009 and 2008.

Income Taxes — We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. We have provided a valuation allowance for the full amount of the net deferred tax asset related to our international electronic chemicals segment due to uncertainty regarding our ability to generate sufficient taxable income in future periods. A significant portion of the net deferred tax asset is related to net operating losses, which have no time expiration. At July 31, 2009 and 2008, our valuation allowance totaled $1.5 million and $0, respectively.
Inventory Valuation — We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve for when inventory is considered unsellable. Lower of cost or market adjustments and inventory obsolescence reserve are recorded as an expense in cost of goods sold and as a reduction in inventories. During the fiscal years ended July 31, 2009 and 2008, we recognized inventory valuation adjustments of $766,000 and $0, respectively, to reflect inventory at lower of cost or market. As of July 31, 2009 and 2008, we had recorded $395,000 and $484,000, respectively of reserves for inventory obsolescence.
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
Interest Rate Sensitivity
As of July 31, 2009 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
Our variable rate debt as of July 31, 2009 consisted of a credit facility with an interest rate of 2.50% plus LIBOR, maturing on December 31, 2012. On July 31, 2009, we had $0 borrowed on a $35.0 million revolving credit line under that facility, and $26.3 million borrowed on a term loan under that same facility. Principal payments on the term loan are $458,333 per month for the first two years of the term facility and $666,667 per month for the remaining term of the facility.
Based on the outstanding balance of the term loan, a 1.0% change in the LIBOR interest rate as of July 31, 2009 would result in a change of approximately $232,000 in annual interest expense.
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
During the fiscal year 2009, we recognized foreign currency translation losses of $2.6 million as accumulated other comprehensive loss in the consolidated balance sheets. The losses reflect the weakening of the U.S. Dollar against the Euro during fiscal year 2009. At July 31, 2009, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $1.5 million.
Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our Italy operations. Accordingly, we recognize exchange gains or losses in our consolidated statement of operations from these transactions. We believe the impact of changes in foreign currency exchange rates do not have a material effect on our results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of KMG Chemicals, Inc.:
We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. (“the Company”) as of July 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
We were not engaged to examine the Company’s assertion about the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. as of July 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ UHY LLP
Houston, Texas
October 14, 2009

[This page intentionally blank]

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2009 AND 2008 (in thousands, except for share and per share data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,174	$2,605
Accounts receivable:
Trade, net of allowances of $595 at July 31, 2009 and $342 at July 31, 2008	21,206	37,126
Other	1,896	2,060
Inventories, net	28,163	24,620
Current deferred tax asset	698	325
Prepaid expenses and other current assets	1,638	1,449

Total current assets	60,775	68,185

PROPERTY, PLANT AND EQUIPMENT, net	54,834	57,759

DEFERRED TAX ASSET	923	1,295
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	20,149	21,918
RESTRICTED CASH	313	343
OTHER ASSETS, net	2,736	2,520

TOTAL ASSETS	$143,508	$155,798

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,606	$23,016
Accrued liabilities	7,151	6,658
Current deferred tax liability	328	35
Current portion of long-term debt	6,966	7,500

Total current liabilities	31,051	37,209

LONG-TERM DEBT, net of current portion	39,326	53,516

DEFERRED TAX LIABILITY	874	—
OTHER LONG-TERM LIABILITIES	1,280	1,386

Total liabilities	72,531	92,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized. 11,101,345 shares issued and outstanding at July 31, 2009 and 11,034,795 shares issued and outstanding at July 31, 2008	111	110
Additional paid-in capital	23,084	22,525
Accumulated other comprehensive income (loss)	(1,464)	1,134
Retained earnings	49,246	39,918

Total stockholders’ equity	70,977	63,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,508	$155,798

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 2009, 2008 AND 2007 (in thousands, except per share data)

	2009	2008	2007

NET SALES	$190,720	$154,394	$86,171

COST OF SALES	126,553	107,563	55,735

Gross Profit	64,167	46,831	30,436

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	43,318	35,338	15,318

Operating income	20,849	11,493	15,118

OTHER INCOME (EXPENSE):
Interest income	7	438	560
Interest expense	(3,032)	(2,670)	(945)
Other, net	(340)	(55)	6

Total other expense, net	(3,365)	(2,287)	(379)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,484	9,206	14,739

Provision for income taxes	(7,248)	(3,550)	(5,576)

INCOME FROM CONTINUING OPERATIONS	10,236	5,656	9,163

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	(29)	(425)	(533)
Income tax benefit	8	144	219

Loss from discontinued operations	(21)	(281)	(314)

NET INCOME	$10,215	$5,375	$8,849

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.92	$0.52	$0.87
Loss from discontinued operations	—	(0.03)	(0.03)

Net income	$0.92	$0.49	$0.84

Diluted
Income from continuing operations	$0.91	$0.50	$0.83
Loss from discontinued operations	—	(0.02)	(0.03)

Net income	$0.91	$0.48	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,085	10,978	10,573
Diluted	11,230	11,232	11,034
See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2009, 2008 AND 2007 (in thousands)

					Accumulated
	Common Stock		Additional		Other		Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income (loss)	Earnings	Equity

BALANCE AT AUGUST 1, 2006	10,677	$107	$20,117	$(721)	$53	$27,362	$46,918

Cash dividends						(791)	(791)
Stock options exercised	97	1	(1,458)				(1,457)
144 treasury shares issued			(721)	721			—
Additional costs of stock placement			(5)				(5)
Stock-based compensation			510				510
Tax benefit — nonqualified stock options exercised			2,439				2,439
Comprehensive income:
Net income						8,849	8,849
Change in unrealized value on interest rate swap (net of taxes of $33)					(53)		(53)

Total comprehensive income							8,796

BALANCE AT JULY 31, 2007	10,774	$108	$20,882	$—	$—	$35,420	$56,410

Cash dividends						(877)	(877)
Stock options/warrants exercised	195	1	537				538
Restricted stock issued	66	1	(1)				—
Stock-based compensation			751				751
Tax benefit — nonqualified stock options exercised			356				356
Comprehensive income:
Net income						5,375	5,375
Gain on foreign currency translation					1,134		1,134

Total comprehensive income							6,509

BALANCE AT JULY 31, 2008	11,035	$110	$22,525	$—	$1,134	$39,918	$63,687

Cash dividends						(887)	(887)
Stock options/warrants exercised	45		119				119
Restricted stock issued	21	1	(1)				—
Stock-based compensation			391				391
Tax benefit — nonqualified stock options exercised			50				50
Comprehensive income:
Net income						10,215	10,215
Loss on foreign currency translation					(2,598)		(2,598)

Total comprehensive income							7,617

BALANCE AT JULY 31, 2009	11,101	$111	$23,084	$—	$(1,464)	$49,246	$70,977

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2009, 2008 AND 2007 (in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,215	$5,375	$8,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,168	5,665	3,832
Amortization of loan costs included in interest expense	88	51	50
Impairment on assets of discontinued operations	15	102	—
Stock-based compensation	391	751	510
Bad debt expense	253	—	13
Inventory valuation adjustment	766	—	—
Loss on disposal of property	87	13	157
Gain on termination of interest rate swap	—	—	(30)
Deferred rental income	(48)	(86)	(86)
Deferred income tax expense (benefit)	1,123	(600)	(307)
Excess tax benefit from exercise of stock options	(50)	(356)	(2,439)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable — trade	16,503	(12,757)	(2,890)
Accounts receivable — other	107	(914)	(872)
Inventories	(3,355)	983	(3,096)
Prepaid expenses and other current assets	(486)	(1,264)	175
Accounts payable	(6,015)	14,824	2,194
Accrued liabilities	740	3,881	2,908

Net cash provided by operating activities	26,502	15,668	8,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,009)	(2,729)	(581)
Cash used in connection with electronic chemicals acquisition	(3,257)	(72,468)	—
Proceeds from sale of property		—	10
Proceeds from termination of interest rate swap	—	—	30
Increase in restricted cash	(2)	(343)	—
Additions to other assets	—	—	(261)

Net cash used in investing activities	(6,268)	(75,540)	(802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing cost	—	(466)	—
Net borrowings (payments) under revolver credit agreement	(5,224)	5,224	—
Proceeds from borrowings on term loans	—	55,000	8,400
Principal payments on borrowings on term loan	(9,500)	(13,333)	(11,921)
Proceeds from exercise of stock options	119	538	83
Excess tax benefit from exercise of stock options	50	356	2,439
Payments of employee withholding tax for employee cashless exercise of employee stock options	—	—	(1,540)
Payment of dividends	(887)	(877)	(791)

Net cash (used in) provided by financing activities	(15,442)	46,442	(3,330)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(223)	31	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,569	(13,399)	4,836

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,605	16,004	11,168

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,174	$2,605	$16,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$2,980	$2,492	$1,008
Cash paid during the year for income taxes	$2,821	$3,983	$3,814
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General — KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture and sale of specialty chemicals in carefully focused markets through its two wholly-owned subsidiaries, KMG-Bernuth, Inc. (“KMG Bernuth”) and KMG Electronic Chemicals, Inc. (“KMG EC”). The Company sells two wood preserving chemicals—pentachlorophenol (“penta”) and creosote. The Company also sells animal health pesticides to protect livestock and poultry from flies and other pests, including insecticidal ear tags for cattle, and feed-through and pour-on insecticidal products for use on livestock and their premises. In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry.
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
Subsequent Events — The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through October 14, 2009 when the financial statements were filed electronically with the Securities and Exchange Commission.
Principles of Consolidation — The consolidated financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Reclassifications — Certain reclassifications of prior year amounts have been made to conform to current year presentation.
Cash and Cash Equivalents — The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.
Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2009 and 2008 was related to its operations in Italy in connection with certain utilities and warehouse providers.
Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2009 and 2008 approximated its carrying value since the debt obligations bear interest at a rate consistent with current market rates.
Accounts Receivable — The Company’s accounts receivable are primarily from wood-treating customers and agriculture chemicals distributors in the United States and from electronic chemical customers worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2009, there were no customers that represented a significant portion of total accounts receivable. At July 31, 2008, one customer represented approximately 10% of total accounts receivable, and Air Products and Chemicals, Inc. (“Air Products”) represented approximately 27%, which reflects amounts owed to us for payments into the Air Products lock box account under the transition services agreement. See note 2 to the consolidated financial statements.
The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and our assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $595,000 and $342,000 at July 31, 2009 and 2008, respectively.

Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined using the first-in first-out (“FIFO”) method, and in certain instances cost estimates of FIFO are used. The Company records inventory obsolescence as a reduction in its inventory when considered unsellable.
Property, Plant, and Equipment — Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Major renewals and betterments are capitalized. Repairs and maintenance costs are expensed as incurred.
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
Depreciation expense was approximately $4.4 million, $2.8 million and $1.1 million in fiscal years 2009, 2008 and 2007, respectively.
Intangible Assets — Identifiable intangible assets with a defined life are being amortized using the straight-line method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. The Company performed its annual impairment analysis of intangible assets not subject to amortization as of July 31, 2009 and 2008 and concluded that an impairment charge was not necessary.
Goodwill — In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” the carrying value of the Company’s goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, and the Company’s carrying value of goodwill will be adjusted to fair value. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, the Company determined that as of July 31, 2009 and 2008, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2009 and 2008.
Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.
Revenue Recognition — The Company’s chemical products are sold in the open market and revenue is recognized when risk of loss and title to the products transfers to customers. In general, risk of loss transfers upon shipment to customers.
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

Advertising Costs — Our policy is to expense advertising costs as they are incurred. Advertising costs were approximately $859,000, $871,000 and $537,000 in fiscal years ended July 31, 2009, 2008 and 2007, respectively.
Shipping and Handling Costs — Shipping and handling costs are included in cost of sales and selling, general and administrative expenses. Inbound freight charges and internal transfer costs are included in cost of sales. Product storage and handling costs and the cost of distributing products to the Company’s customers (distribution expense) are included in selling, general and administrative expenses.
Income Taxes — Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with Statement of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective August 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of FIN 48 or as of July 31, 2009. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. Fiscal years subsequent to 2005 remain open and subject to examination of United States federal taxes and subsequent to fiscal year 2004 for state tax jurisdictions. In Mexico, tax years subsequent to 2002, and in Italy tax years beginning with our acquisition of the electronic chemicals business in December 2007, remain open and subject to examination.
Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of all stock options having exercise prices less than the average market price during the period of the common stock using the treasury stock method.
Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transactions gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses resulted in a nominal net exchange loss in fiscal years 2009, 2008 and 2007, respectively.
The functional currency of the Company’s KMG Italia subsidiary is the local currency (Euro). The currency translation from the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from Euros into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the year. Foreign currency translation resulted in a loss of $2.6 million in fiscal year 2009 and a gain of $1.1 million in fiscal year 2008, each of which are included in accumulated other comprehensive income (loss) in the consolidated balance sheets.
Stock-Based Compensation — The Company accounts for stock-based compensation costs at fair value which is measured on the date of the grant of the award. The grant date fair value is measured using a Black-Scholes option valuation model for stock option awards. The Company’s stock price on the date of the grant of stock awards is used to measure grant date fair value for stock awards. Stock-based compensation costs are recognized as an expense over the requisite service period of the award using the straight-line method.
Recent Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS No. 168 is not expected to have a material impact on the company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under FAS 142 and the period of expected cash flows used to measure the fair value of assets under FAS 141R and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and early adoption is prohibited. The Company adopted FSP FAS 142-3 on August 1, 2009, which did not have a material impact on its consolidated financial statements.
In November 2008, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 refers to intangible assets acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to hold as defensive intangible assets to prevent others from obtaining access to them. Historically, these assets have been typically allocated little or no value. EITF 08-7 requires defensive intangible assets to be accounted for as a separate identifiable asset recognized at fair value with an assigned useful life. The effective date of EITF 08-7 is for fiscal years beginning on or after December 15, 2008. The Company adopted EITF 08-7 on August 1, 2009, which did not have a material impact on our consolidated financial statements, and will apply the requirements prospectively to intangible assets acquired on or after that date.
In December 2007, the FASB issued FAS 141(R), “Business Combinations.” FAS 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. FAS 141(R) requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expenses as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. In February 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in Business Combinations that Arise from Contingencies,” to amend certain provisions of FAS 141(R) related to the accounting for contingencies. FAS 141(R) and FSP FAS 141(R)-1 are effective for fiscal years beginning on or after December 15, 2008. The Company adopted FAS 141(R) and FSP FAS 141(R)-1 on August 1, 2009, which did not have a material impact on our consolidated financial statements, and will apply the requirements prospectively to business combinations that occur after the date of adoption.
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 159 on August 1, 2008. The Company did not elect the fair value option for any of its assets and liabilities, and as a result there was no material impact on its consolidated financial statements.
In September 2006, the FASB issued FAS 157, “Accounting for Fair Value Measurements.” FAS 157 defines fair value, and establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement 157” to defer the effective date for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. In February 2008, the FASB also issued FSP FAS 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which excludes FAS 13, “Accounting for Leases” (“FAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under FAS 13. The provisions of FAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for the Company for the fiscal year beginning August 1, 2008. The Company accordingly adopted the provisions of FAS 157 for these items on August 1, 2008, which did not have a material impact on its consolidated financial statements.
The Company elected to apply the deferral under FSP FAS 157-2, and accordingly, will not apply FAS 157 to its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, until fiscal year 2010. We do not expect that the application of the deferred portion of FAS No. 157 will have a material impact on the Company’s consolidated financial statements.

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
The cost of the electronic chemicals business acquisition was approximately $75.7 million, which included $25.8 million for net working capital. The Company also agreed to pay retention bonuses of approximately $1.0 million in the aggregate to certain employees within one year of the acquisition date. As contemplated by the purchase agreement and to facilitate the transition of certain international customers, the purchase of approximately $4.4 million of accounts receivable and inventory, in the aggregate, was delayed until after the initial closing of the acquisition of the business, including $2.9 million in the first quarter of fiscal year 2009.
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

	(Unaudited)
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
3. INVENTORIES, NET
Inventories are summarized as follows at July 31, 2009 and 2008 (in thousands):

	2009	2008

Raw materials and supplies	$5,865	$5,244
Finished products	22,693	19,860

	28,558	25,104
Less reserve for inventory obsolescence	(395)	(484)

Inventories, net	$28,163	$24,620

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2009 and 2008 (in thousands):

	2009	2008

Land	$8,946	$9,110
Buildings and improvements	30,546	30,617
Equipment	26,679	24,663
Leasehold improvements	153	132

	66,324	64,522
Less accumulated depreciation and amortization	(12,605)	(8,220)

	53,719	56,302
Construction-in-progress	1,115	1,457

Property, plant and equipment, net	$54,834	$57,759

5. DISCONTINUED OPERATIONS
In the first quarter of fiscal year 2008, the Company discontinued operation of its herbicide product line (MSMA), which had comprised the agricultural chemical segment. MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. Impairments of MSMA assets of $15,000 and $102,000 were recognized in fiscal years 2009 and 2008, respectively. Sales of MSMA products for the fiscal years 2009, 2008 and 2007 reported in discontinued operations were $0, $1.3 million and $3.6 million respectively. The Company had a net loss from discontinued operations of approximately $21,000 in fiscal year 2009, $281,000 in fiscal year 2008 and $314,000 in fiscal year 2007.
6. INCOME TAXES
The geographical sources of income (loss) from continuing operations before income taxes for each of the three years ended July 31 (in thousands):

	2009	2008	2007

United States	$17,833	$9,548	$14,346
Foreign	(349)	(342)	393

Income from continuing operations before income taxes	$17,484	$9,206	$14,739

The components of income tax expense (benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2009	2008	2007

Current:
Federal	$5,279	$3,398	$5,108
Foreign	242	395	227
State	758	461	625

	6,279	4,254	5,960

Deferred:
Federal	628	(262)	(220)
Foreign	288	(419)	(144)
State	53	(23)	(20)

	969	(704)	(384)

Total	$7,248	$3,550	$5,576

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2009 and 2008 (in thousands):

	2009	2008

Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$114	$18
Inventory	642	321
Accrued liabilities	310	139
Less: valuation allowance	(78)	—
Other	—	82

Total current deferred tax assets	$988	$560

Non-current deferred tax assets
Net operating loss	$1,715	$356
Difference in depreciable basis of property	678	1,109
Deferred compensation	507	370
Less: valuation allowance	(1,431)	—

Total non-current deferred tax assets	$1,469	$1,835

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(618)	$(270)

Non-current deferred tax liabilities:
Inventory	(44)	(81)
Difference in amortization basis of intangibles	(770)	(459)
Other	(606)	—

Total non-current deferred tax liabilities	(1,420)	(540)

Net current deferred tax asset	$370	$290

Net non-current deferred tax asset (liability)	$49	$1,295

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective August 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of FIN 48 or as of July 31, 2009 and 2008. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Fiscal years subsequent to 2005 remain open and subject to examination of United States federal taxes and subsequent to fiscal year 2004 for state tax jurisdictions. In Mexico tax years subsequent to 2002, and in Italy tax years beginning with our acquisition of the electronic chemicals business in December 2007, remain open and subject to examination.
One of the Company’s foreign subsidiaries operates in Italy. Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009 from 33% to 27.5%. This foreign subsidiary has incurred a net operating loss of approximately $3.9 million and $2.3 million for the fiscal years ended July 31, 2009 and 2008, respectively. The net operating loss is available to offset future income indefinitely. However, a valuation allowance of $1.5 million has been provided as the Company does not believe that it is more likely than not that the net deferred tax asset will be realized based on current projections.

Undistributed earnings of the Company’s Mexico subsidiary amounted to approximately $4.9 million at July 31, 2009. Those earnings are considered to be permanently reinvested; accordingly, no provision for United States federal and/or state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35%, 34% and 34%, to earnings before income taxes for the years ended July 31, 2009, 2008, and 2007, respectively (in thousands).

	2009	2008	2007

Income taxes at the federal statutory rate	$6,119	$3,130	$5,011
Effect of foreign operations	91	91	(5)
Valuation allowance	1,509	—	—
Currency exchange loss	(949)	—	—
State income taxes, net of federal income tax effect	548	292	459
Other	(70)	37	111

Total	$7,248	$3,550	$5,576

7. INTANGIBLE ASSETS
Intangible assets at July 31, 2009 and 2008 are summarized as follows:

	2009			2008
			Carrying			Carrying
			Amount			Amount
Intangible assets not subject to amortization:

Creosote product registrations			$5293			$5,293
Other creosote related assets			46			46
Penta product registrations			8,765			8,765

Total Intangible Assets not subject to amortization			14,104			14,104

Intangible assets subject to amortization: (range of useful life)
	Original	Accumulated	Intangible		Accumulated	Intangible
	Cost	Amortization	Assets, net	Original Cost	Amortization	Assets, net

Creosote supply contract (10 years)	4,000	(3,422)	578	4,000	(3,156)	844
Other creosote related assets (5 years)	131	(129)	2	131	(109)	22
Penta supply contract and other related assets (3-5 years)	7,288	(7,273)	15	7,288	(6,478)	810
MSMA product registrations and related assets (discontinued operations)
Animal health trademarks (4-5 years)	364	(349)	15	364	(340)	24
Animal health product registrations and other related assets (5-20 years)	6,165	(1,328)	4,837	6,165	(989)	5,176
Electronic chemicals-related contracts (3-5 years)	1,014	(516)	498	1,014	(188)	826
Electronic chemicals-related trademarks and patents (10-15 years)	117	(17)	100	117	(5)	112

Total Intangible Assets subject to amortization	19,079	(13,034)	6,045	19,079	(11,265)	7,814

Total intangible assets, net			20,149			21,918

Intangible assets subject to amortization are amortized over their estimated useful lives which are between 5 and 20 years. Amortization expense was approximately $1.8 million, $2.9 million and $2.7 million for fiscal years 2009, 2008 and 2007. The estimated amortization expense is projected to be approximately $966,000, $766,000, $409,000, $354,000 and $328,000 for fiscal years 2010 through 2014, respectively.

8. LONG-TERM OBLIGATIONS
The Company’s debt as of July 31, 2009 and July 31, 2008 consisted of the following (in thousands):

	July 31,	July 31,
	2009	2008
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.50% (3.04% at July 31, 2009)	26,292	31,792
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.50% (3.04% at July 31, 2009)	—	5,224
Other Debt:
Unsecured Loan, payable in five equal annual installments of $2.0 million maturing on June 8, 2010, plus interest of 4.0% per annum, original face value of $10.0 million	—	4,000

Total debt	46,292	61,016

Current portion of long-term debt	(6,966)	(7,500)

Long-term debt, net of current portion	$39,326	$53,516

To finance the acquisition of the electronic chemicals business, the Company entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced the Company’s existing credit agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Currently advances bear interest at LIBOR plus 2.50%. The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments are $458,333 per month and will then become $666,667 per month for the balance of the term prior to maturity. At July 31, 2009, the amount outstanding on the revolving facility was $0 and the amount outstanding on the term loan was $26.3 million.
The financing of the acquisition of the electronic chemicals business included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2009, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.25 to 1 through July 31, 2008 and 1.5 to 1.0 thereafter, and a ratio of funded debt to EBITDA of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009 and 3.0 to 1.0 thereafter. The credit facility and note purchase agreement were amended effective January 30, 2009, primarily to increase the debt to EBITDA ratio requirement covering the Company’s second and third fiscal quarters. The Company is also obligated to maintain a debt to capitalization ratio of not more than 60% through April 30, 2009, 50% from then until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, but adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. Our lenders have approved adding back approximately $1.0 million in integration costs incurred in the first quarter of fiscal year 2009 in connection with our acquisition of the electronic chemicals business. On July 31, 2009, the Company was in compliance with all of its debt covenants.

The Company’s purchase of certain pentachlorophenol assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness is payable in five equal annual installments of $2.0 million plus interest at 4% per annum. The indebtedness was paid in full on October 30, 2008.
Principal payments due under long-term debt agreements for the years ended July 31 are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$46,292	$6,966	$8,000	$8,000	$3,326	$0	$20,000
9. COMMITMENTS AND CONTINGENCIES
Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2009 are summarized in the following table (in thousands).

	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases	$5,390	$1,468	$1,210	$1,101	$890	$698	$23
Purchase obligations (1)	189,536	33,291	27,273	25,135	22,656	22,655	58,526

Total	$194,926	$34,759	$28,483	$26,236	$23,546	$23,353	$58,549

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices.
Rent expense relating to the operating leases was approximately $1.6 million, $1.4 million and $1.1 million in fiscal years 2009, 2008 and 2007, respectively.
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
The Company incurred expenses in connection with FIFRA research and testing programs of approximately $880,000, $1.3 million and $1.5 million in fiscal year 2009, 2008 and 2007, respectively. These costs are included in selling, general, and administrative expenses.

Litigation — The Company has been a defendant since 2007 in John Bailey, et al vs Cleveland G. Meredith et al in Superior Court, Fulton County, Georgia (Atlanta). The plaintiffs live near the wood treating facility of one of our customers, and complain that emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
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
Suit was filed in 1998 against KMEX, a Company subsidiary, by plaintiffs who claimed that their title to the land on which our Matamoros facility was built was superior to the person from whom our subsidiary bought the land. The lawsuit is styled Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs seek to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and the plaintiffs were required to re-file their case in 2009. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.
The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of any of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.
10. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The Company makes matching contributions under this plan of up to 3% of the participant’s compensation. Company contributions to the plan totaled approximately$282,000, $195,000 and $88,000 in fiscal years 2009, 2008 and 2007, respectively. Fiscal year 2009 included a full year of matching contributions for participating employees associated with our electronic chemicals business as compared to fiscal year 2008 which reflected only seven months of contributions for those respective employees due to the timing of the acquisition.
In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. One executive was designated as a participant in August 2001, which resulted in approximately $93,000, $84,000 and $76,000 of expenses for fiscal years 2009, 2008 and 2007, respectively. As of July 31, 2009, and 2008, the liability under this plan was approximately $541,000 and $448,000, respectively.

11. EARNINGS PER SHARE
Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2009	2008	2007
	(Amounts in thousands, except per share data)

Income from continuing operations	$10,236	$5,656	$9,163
Loss from discontinued operations	(21)	(281)	(314)

Net income	$10,215	$5,375	$8,849

Weighted average shares outstanding	11,085	10,978	10,573
Dilutive effect of options/warrants and stock awards	145	254	461

Weighted average shares outstanding, as adjusted	11,230	11,232	11,034

BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$0.92	$0.52	$0.87
Basic earnings per share on loss from discontinued operations	—	(0.03)	(0.03)

Basic earnings per share	$0.92	$0.49	$0.84

DILUTED EARNINGS PER SHARE:

Diluted earnings per share from continuing operations	$0.91	$0.50	$0.83
Diluted earnings per share on loss from discontinued operations	—	(0.02)	(0.03)

Diluted earnings per share	$0.91	$0.48	$0.80

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. Consequently, in fiscal year 2009 there was an average of 53,700 shares that were not included. There were no potentially dilutive securities that were not included in the computation of pro forma diluted earnings per share for fiscal years 2008 and 2007.
12. STOCK-BASED COMPENSATION
Stock-Based Incentive Plans
The Company adopted a 2009 Long-Term Incentive Plan in October 2009, which will be submitted for approval by the shareholders at the annual meeting on December 8, 2009, and adopted a 2004 Long-Term Incentive Plan in October 2004 which was approved by the shareholders at the Company’s annual meeting in November 2005.
The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 750,000 shares under the 2009 Long-Term Incentive Plan and 375,000 shares under the 2004 Long-Term Incentive Plan. Under the 2004 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock. Under the 2009 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals relating to more than 200,000 shares of common stock. At July 31, 2009, there were approximately 50,608 shares available for future grants under the 2004 Long-Term Incentive Plans.
The Company adopted the 1996 Stock Option Plan (the “1996 Stock Plan”) on October 15, 1996, but it terminated by expiration of its original term on July 31, 2007. Options previously issued under the 1996 Stock Plan remain in effect. The 1996 Stock Plan is administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors. Options are exercisable during the period specified in each option agreement and in accordance with a vesting schedule designated by the Board of Directors or the committee. Any option agreement may provide that options become immediately exercisable in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company. Options may be subject to early termination within a designated period following the option holder’s cessation of service with the Company.

Accounting for Stock-Based Compensation
The Company recognized stock-based compensation costs of approximately $391,000, $751,000 and $510,000, respectively, for the fiscal years ended July 31, 2009, 2008 and 2007, and the related tax benefits of $149,000, $285,000 and $194,000, respectively, for the fiscal year ended July 31, 2009, 2008 and 2007. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income and as an increase to additional paid-in capital in the consolidated balance sheets. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.
As of July 31, 2009, there was approximately $368,000 of unrecognized compensation costs, of which $60,000 was related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.1 years and $308,000 related to unvested performance and time-based stock awards which is expected to be recognized over a weighted-average period of 1.3 years.
A summary of activity for stock option and stock-awards is presented below.
Stock Options
Employee Options. A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2009 is presented below.

		Weighted-
		Average
	Shares	Exercise Price

Outstanding on August 1, 2008	359,500	3.91
Granted	—	—
Exercised	(20,000)	2.85
Forfeited/Expired	—	—

Outstanding on July 31, 2009	339,500	3.97

The following table summarizes information about stock options outstanding at July 31, 2009 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Term (years)	(in thousands) (1)

Fully vested and currently exercisable	259,500	3.86	4.74	897
Expected to vest	80,000	4.32	12.54	240

Total outstanding stock options	339,500	3.97	6.58	1,137

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on July 31, 2009.
No options were granted in fiscal years 2009, 2008 or 2007.
The total intrinsic value of options exercised in fiscal years 2009, 2008 and 2007 was approximately $119,000, $700,000, and $6.4 million, respectively. The total fair value of shares vested in fiscal years 2009, 2008 and 2007 was approximately $44,000, $48,000 and $44,000, respectively.
Non-employee options. In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares by common stock at an exercise price of $2.50 per share. The option was exercisable for five years. The holder exercised the remaining 25,000 shares during fiscal year 2009.

Performance Shares
There were aggregate awards for 78,450 performance shares granted as of August 1, 2008, and during fiscal year 2009 awards for 91,242 performance shares were granted. As of July 31, 2009, there were awards for 129,942 performance shares outstanding. A summary of the performance based stock awards granted to certain executives as Series 1 and Series 2 awards in fiscal years 2009, 2008 and 2007 is detailed below.

			Closing		Actual and	Actual Shares
		Maximum	(Fair Value)	3-Year	Expected	Vested and
		Award	Stock Price	Measurement	Percentage of	Shares Projected
Date of Grant	Series Award	(Shares)	on Grant Date	Period Ending	Vesting (1)	to Vest (1)
02/16/2007	Series 1	23,850	$10.16	07/31/2009	80.0%	$19,080
02/16/2007	Series 2	15,900	$10.16	07/31/2009	100.0%	15,900

		39,750				34,980

03/03/2008	Series 1	23,220	$16.76	07/31/2010	52.5%	12,191
03/03/2008	Series 2	15,480	$16.76	07/31/2010	0.0%	—

		38,700				12,191

12/2/2008	Series 1	54,745	$3.19	07/31/2011	68.75%	37,637
12/2/2008	Series 2	36,497	$3.19	07/31/2011	20.0%	7,299

		91,242				44,936

	Total	169,692				$92,107

(1)	For performance share grants on February 16, 2007, the above table represents the actual percentage vesting and shares vested as of the end of the measurement period ended July 31, 2009. For the other performance share grants identified in the above table, the information set forth is the expected vesting percentage and the shares projected to vest.
Series 1: Vesting for the 2009, 2008 and 2007 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capitol or equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through July 31, 2009, 68.75% and 52.5% is projected to be the probable vesting for the fiscal year 2009 and 2008 Series 1 awards, respectively, at the end of their measurement periods. For the Series 1 award for fiscal year 2007, the actual vesting was determined to be 80.0% at the end of the measurement period. Performance shares that have vested are normally issued within 75 days of the end of the fiscal year.
Series 2: Vesting of the 2009, 2008 and 2007 Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through July 31, 2009, 20.0% and 0% is projected to be the probable vesting for the 2009 and 2008 Series 2 awards, respectively, at the end of their measurement periods. For the Series 2 award for fiscal year 2007, the actual vesting was determined to be 100% at the end of the measurement period. Performance shares that have vested are normally issued within 75 days of the end of the fiscal year.
The weighted-average grant-date fair value of performance share awards outstanding at the beginning and ending of fiscal year 2009 was $11.87 and $6.09, respectively.
Time-Based Shares
A summary of activity for time-based stock awards for the fiscal year ended July 31, 2009 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding on August 1, 2008	12,099	$16.76
Granted	41,410	$3.19
Vested	(21,550)	$5.74
Forfeited	—	—

Outstanding on July 31, 2009	31,959	$6.61

The awards granted during fiscal year 2009 to certain executives and non-employee directors are as follows:

		Number of		Grant Date
Date of Grant	Type of Grant	Shares Granted	Vesting Period	Fair Value
12/2/2008	Employee	6,410	32 month cliff vesting ending July 31, 2011	$3.19
12/2/2008	Non-employee Director	35,000	12 month graded vesting ending November 30, 2009	$3.19
During fiscal year 2009 the Company changed the equity portion of compensation for non-employee directors. Each non-employee director will receive 5,000 shares of Common stock for service as a director from December 1, 2008 through November 30, 2009. Twenty-five percent of the shares will be issued on the last trading day of each three month service period ending in February, May, August and November. The issuance will be prorated for any non-employee director starting or ending service during the annual period, based on the number of months during such period that the director served as a director, with any day of service during a month being counted as service for the entire month.
The grant-date fair value of the non-employee director awards will be recognized on a straight-line basis over the twelve month requisite service period ending November 30, 2009.
The total fair value of shares vested in fiscal years 2009, 2008 and 2007 was $124,000, $0 and $0, respectively.

13. SEGMENT INFORMATION
The Company operates in five reportable segments organized around its three product lines: electronic chemicals, wood preserving chemicals and animal health pesticides. The electronic chemicals business sells high purity wet process chemicals to the semiconductor industry. The penta segment manufactures and sells its penta products line, including penta blocks, flakes, solutions, and a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The creosote segment sells creosote products as a wood preservative for railroad crossties and utility poles. Our creosote suppliers distill coal tar, and creosote is a by-product of that process. The Company supplies industrial users with both penta products and creosote. The animal health segment sells pesticides products under the trade names Rabon, Ravap, Patriot and Annihilator. These pesticide products are used by domestic livestock and poultry growers to protect animals from flies and other pests.

	2009	2008	2007
	(Amounts in thousands)
Sales
Electronic Chemicals — North America (1)	$69,701	$47,645	$—
Electronic Chemicals — International (1)	16,123	13,524	—
Penta	26,189	26,366	28,377
Creosote	67,776	55,207	43,645
Animal Health	10,931	11,652	14,149

Total sales for reportable segments	$190,720	$154,394	$86,171

Depreciation and amortization
Electronic Chemicals — North America	$2,694	$1,406	$—
Electronic Chemicals — International	757	473	—
Penta	1,405	2,525	2,485
Creosote	292	298	297
Animal Health	769	852	899
Discontinued operations	—	15	100
Other — general corporate	251	96	51

Total consolidated depreciation and amortization	$6,168	$5,665	$3,832

Segment income (loss) from operations
Electronic Chemicals — North America	$5,003	$3,331	$—
Electronic Chemicals — International	(1,308)	(1,224)	—
Penta	9,021	6,273	9,135
Creosote	15,645	9,136	8,858
Animal Health	200	816	2,926

Total segment income from operations	$28,561	$18,332	$20,919

Capital expenditures
Electronic Chemicals — North America	$1,741	$33,307	$—
Electronic Chemicals — International	370	18,021	—
Penta	822	307	362
Creosote	52	—	23
Animal Health	4	81	196
Included in acquisition	(324)	(49,576)	—
Discontinued operations	—	—	—
Other — General corporate	344	589	—

Total capital expenditures	$3,009	$2,729	$581

Total assets
Electronic Chemicals — North America	$49,610	$62,162
Electronic Chemicals — International	26,258	32,484
Penta	20,169	21,230
Creosote	18,894	16,701
Animal Health	17,157	17,367

Total assets for reportable segments	$132,088	$149,944

(1)	Net of intersegment revenues in fiscal year 2009 of approximately $13,000 and $862,000 and in fiscal year 2008 of $332,000 and $231,000 for Electronic Chemicals — North America and Electronic Chemicals — International, respectively, which were eliminated in consolidated revenues. For fiscal year 2009 and 2008, sales to one customer of our electronic chemicals North America segment represented approximately 14% and 10%, respectively, of the Company’s revenue, but no other customers accounted for 10% or more of the Company’s revenues. No customer accounted for 10% or more of the Company’s revenues in fiscal years 2007.

A reconciliation of total segment to consolidated amounts for fiscal years 2009, 2008 and 2007 is set forth in the table below.

	2009	2008	2007

Assets:
Total assets for reportable segments	$132,088	$149,944
Total assets for discontinued operations (1)	856	1,212
Cash and cash equivalents	6,613	212
Prepaid and other current assets	1,070	1,773
Other	2,881	2,657

Total assets	$143,508	$155,798

Sales:
Total sales for reportable segments	$190,720	$154,394	$86,171

Net sales	$190,720	$154,394	$86,171

Segment income (loss) from operations:
Total segment income from operations (2)	$28,561	$18,332	$20,919
Other corporate expense (2)	(7,712)	(6,839)	(5,801)

Operating income	20,849	11,493	15,118
Interest income	7	438	560
Interest expense	(3,032)	(2,670)	(945)
Other expense, net	(340)	(55)	6

Income from continuing operations before income taxes	$17,484	$9,206	$14,739

Geographic Data

	2009	2008	2007
Net sales:
United States	$173,786	$140,207	$83,581
International	16,934	14,187	2,590

Net sales	$190,720	$154,394	$86,171

Property, plant and equipment, net:
United States	$35,653	$37,235
International	19,181	20,524

Property, plant and equipment, net	$54,834	$57,759

(1)	Includes approximately $830,000 and $1.0 million of deferred tax assets as of July 31, 2009 and 2008, respectively, related to discontinued operations.

(2)	Certain reclassifications of prior year amounts have been made to conform to current year presentation.
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

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the fiscal years ended July 31, 2009 and 2008, except for net income, exclude discontinued operations related to the Company’s agricultural chemical products. See note 5 for further detail on discontinued operations.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2009

Net sales	$52,233	$44,207	$45,869	$48,411
Gross profit	15,530	13,736	15,350	19,551
Operating income	3,525	2,507	5,440	9,377
Income from continuing operations before income taxes	2,615	1,479	4,694	8,696
Net income	1,616	903	2,782	4,914

Earnings Per share:

Income per share from continuing operations
– basic	$0.15	$0.08	$0.25	$0.44
– diluted	0.14	0.08	0.25	0.44
Net income per share
– basic	0.15	0.08	0.25	0.44
– diluted	0.14	0.08	0.25	0.44

Year Ended July 31, 2008

Net sales	$21,323	$31,452	$50,259	$51,360
Gross profit	6,806	10,139	15,079	14,807
Operating income	2,579	2,999	3,874	2,041
Income from continuing operations before income taxes	2,625	2,563	2,865	1,153
Net income	1,553	1,572	1,679	571

Earnings Per share:

Income per share from continuing operations
– basic	$0.15	0.14	0.17	0.05
– diluted	0.15	0.14	0.16	0.05
Net income per share
– basic	0.14	0.14	0.15	0.05
– diluted	0.14	0.14	0.15	0.05
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2009.
This report does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting. The report was not subject to attestation by our independent registered accounting firm because of temporary rules of the SEC that permit us to provide only our report in this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fiscal quarter ended July 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-11, a portion of Item 12 and Items 13-14 of Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders on December 8, 2009, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
On October 12, 2009, we adopted our 2009 Long-Term Incentive Plan. That plan is to be submitted to the shareholders for approval at our annual meeting of shareholders on December 8, 2009. The plan is attached as Exhibit 10.46 to this report. Our 2004 Long-Term Incentive Plan was adopted and approved by the shareholders in 2004, and has been filed previously as Exhibit 10.21 to our report on Form 10-Q filed on December 15, 2004. Our 1996 Stock Option Plan was adopted and approved by its shareholders in 1996, and has been filed previously as Exhibit 10.4 to the Company’s report on Form 10-QSB12G filed on December 6, 1996. The 1996 Stock Option Plan terminated by expiration of its original term as of July 31, 2007, but options previously issued under the plan remain in effect. The following information is provided as of July 31, 2009, and does not include information respecting the 2009 Long Term Incentive Plan.

	Number of securities to be			Number of securities available for
	issued upon exercise of		Weighted-average exercise	future issuance under equity
	outstanding options,		price of outstanding options,	compensation plans (excluding
	warrants and rights		warrants and rights	securities reflected in column (a))
	(a)		(b)	(c)
Plan Category

Equity compensation plans approved by security holders	339,500	(1)	$3.97	50,608

Equity compensation plans not approved by security holders	—		—	—

Total	339,500		$3.97	50,608

(1)	Includes unvested options to purchase 80,000 shares of common stock.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
(a)	The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.

(b)	The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

3.1		Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.2		Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.3
Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1		Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.11	†
Creosote Supply Agreement dated November 1, 1998 between Rütgers VFT and the company filed as Exhibit 10.20 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.12	*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.13	*	Stock Option Agreement dated October 17, 1996 with Thomas H. Mitchell filed as Exhibit 10.5 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.15	*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.16	*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.17	*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.18	*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.19	*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.20		Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February 14, 2002, incorporated in this report.

10.21	*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

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

10.26		Asset Purchase Agreement dated June 7, 2005 between the company and Basic Chemicals Company, LLC. filed as Exhibit 10.26 to the company’s report on Form 8-K filed June 13, 2005.

10.28	*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.29	*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.30
Asset Purchase Agreement dated February 22, 2006 between the company and Boehringer Ingelheim Vetmedica, Inc., filed as Exhibit 10.30 to the company’s report on Form 8-K filed February 27, 2006, and incorporated herein by reference.

10.31	†
Asset Purchase Agreement by and among Wood Protection Products, Inc., KMG-Bernuth, Inc. and James R. Forshaw filed as Exhibit 2.1(v) to the company’s report on Form 8-K filed December 19, 2003, and incorporated herein by reference.

10.34	†	Sales Agreement with Koppers, Inc. dated May 8, 2007, and is incorporated in this report.

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

10.40
Note Purchase Agreement with The Prudential Insurance Company of America dated December 31, 2007 filed as Exhibit 10.40 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.41	†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the company’s report on Form 8-K filed February 21, 2007, and incorporated herein.

10.42	*
Executive Severance Plan, dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the company’s report on Form 8-K filed October 13, 2008, and incorporated herein by this reference.

10.43
First Amendment to Amended and Restated Credit Agreement and Amended Pledge Agreement with Wachovia Bank, National Association dated effective January 30, 2009 filed as Exhibit 10.43, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.44
Amendment No. 1 to Note Purchase Agreement with The Prudential Insurance Company of America dated effective January 30, 2009 filed as Exhibit 10.44, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.45	†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

10.46		2009 Long Term Incentive Plan of the Company, filed herewith and incorporated herein by this reference.

21.1		Subsidiaries of the company.

23.1		Consent of UHY LLP.

31		Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32		Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.
(c)	Schedule II-Valuation and Qualifying Accounts and Reserves is included. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.
KMG Chemicals, Inc.
Schedule II — Valuation and Qualifying Accounts
Fiscal years ending July 31, 2009, 2008 and 2007

	Balance at				Balance at
	beginning	Charged to costs	Additions/		end
Description	of period	and expenses	Deductions		of period

Year ended July 31, 2009:
Allowance for doubtful accounts	$342,000	$253,000	$—		$595,000
Inventory obsolescence	484,000	—	(89,000)		395,000
Valuation allowance on deferred tax assets	—	1,509,000	—		1,509,000

Year ended July 31, 2008:
Allowance for doubtful accounts	$48,000	$—	$294,000	(1)	$342,000
Inventory obsolescence	—	—	484,000	(1)	484,000
Valuation allowance on deferred tax assets	—	—	—		—

Year ended July 31, 2007:
Allowance for doubtful accounts	$35,000	$13,000	$—		$48,000
Inventory obsolescence	—	—	—		—
Valuation allowance on deferred tax assets	—	—	—		—

(1)	Additions to the allowance for doubtful accounts and inventory obsolescence in fiscal year 2008 were due to amounts related to the acquisition of the electronic chemicals business.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ J. Neal Butler J. Neal Butler, President	Date: October 14, 2009
and Chief Executive Officer
Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak John V. Sobchak, Vice President	Date: October 14, 2009
and Chief Financial Officer

By:	/s/ David L. Hatcher David L. Hatcher,	Date: October 14, 2009
Director and Chairman of the Board

By:	/s/ Gerald G. Ermentrout Gerald G. Ermentrout, Director	Date: October 14, 2009

By:	/s/ Christopher A. Fraser Christopher A. Fraser	Date: October 14, 2009

By:	/s/ George W. Gilman George W. Gilman, Director	Date: October 14, 2009

By:	/s/ Fred C. Leonard Fred C. Leonard III, Director	Date: October 14, 2009

By:	/s/ Charles L. Mears Charles L. Mears, Director	Date: October 14, 2009

By:	/s/ Stephen A. Thorington	Date: October 14, 2009

Stephen A. Thorington, Director

By:	/s/ Richard L. Urbanowski Richard L. Urbanowski, Director	Date: October 14, 2009

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of the company.

23.1	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.