Form 10-Q
period 2009-10-31
KMG CHEMICALS INC
filed 2009-12-09
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 8, 2009, there were 11,147,675 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	October 31,	July 31,
	2009	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,994	$7,174
Accounts receivable:
Trade, net of allowances of $765 and $595 at October 31, 2009 and July 31, 2009, respectively	22,523	21,206
Other	2,188	1,896
Inventories, net	28,857	28,163
Current deferred tax assets	698	698
Prepaid expenses and other current assets	964	1,638

Total current assets	67,224	60,775

PROPERTY, PLANT AND EQUIPMENT, net	54,701	54,834

DEFERRED TAX ASSETS	937	923
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	19,906	20,149
RESTRICTED CASH	215	313
OTHER ASSETS, net	2,746	2,736

TOTAL ASSETS	$149,507	$143,508

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,337	$16,606
Accrued liabilities	6,897	7,151
Current deferred tax liabilities	342	328
Current portion of long-term debt	7,593	6,966

Total current liabilities	33,169	31,051

LONG-TERM DEBT, net of current portion	37,323	39,326

DEFERRED TAX LIABILITIES	1,200	874
OTHER LONG-TERM LIABILITIES	1,290	1,280

Total liabilities	72,982	72,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,147,675 shares issued and outstanding at October 31, 2009 and 11,101,345 shares issued and outstanding at July 31, 2009	111	111
Additional paid-in capital	23,207	23,084
Accumulated other comprehensive loss	(438)	(1,464)
Retained earnings	53,645	49,246

Total stockholders’ equity	76,525	70,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,507	$143,508

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended
	October 31,
	2009	2008

NET SALES	$49,414	$52,233

COST OF SALES	31,023	36,703

Gross Profit	18,391	15,530

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,441	12,005

Operating income	7,950	3,525

OTHER INCOME (EXPENSE):
Interest income	1	2
Interest expense	(557)	(879)
Other, net	(28)	(33)

Total other expense, net	(584)	(910)

INCOME BEFORE INCOME TAXES	7,366	2,615

Provision for income taxes	(2,746)	(999)

NET INCOME	$4,620	$1,616

EARNINGS PER SHARE:
Basic	$0.41	$0.15

Diluted	$0.41	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,144	11,068
Diluted	11,375	11,223
See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,620	$1,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,379	1,778
Amortization of loan costs included in interest expense	22	22
Stock-based compensation	86	110
Bad debt expense	170	—
Inventory valuation adjustment	(77)	—
Deferred rental income	—	(21)
Deferred income tax expense (benefit)	317	(200)
Tax (benefit) deficiency from stock-based awards	(37)	5
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable — trade	(1,309)	(267)
Accounts receivable — other	(215)	(510)
Inventories	(517)	(6,586)
Prepaid expenses and other current assets	493	520
Accounts payable	1,645	11,815
Accrued liabilities	(151)	1,657

Net cash provided by operating activities	6,426	9,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(239)	(1,088)
Cash used in connection with the electronic chemicals acquisition	—	(2,935)
Change in restricted cash	111	—

Net cash used in investing activities	(128)	(4,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolver credit agreement	—	776
Principal payments on borrowings on term loan	(1,375)	(5,375)
Proceeds from exercise of stock options	—	119
Tax benefit (deficiency) from stock-based awards	37	(5)
Payment of dividends	(222)	(221)

Net cash used in financing activities	(1,560)	(4,706)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	82	(498)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,820	712

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,174	2,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,994	$3,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$536	$904
Cash paid during the period for income taxes	$271	$110
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) Basis of Presentation. The (a) consolidated balance sheet as of July 31, 2009, which has been derived from audited consolidated financial statements, and (b) the unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.
These consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through December 9, 2009 when the financial statements were filed electronically with the Securities and Exchange Commission.
(2) Recent Accounting Standards. In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“Codification”) which establishes the source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) to be applied by nongovernmental entities. The Codification was created by combining the various sources of then-existing non-Securities and Exchange Commission (“SEC”) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements.
In November 2008, the FASB issued new accounting guidance for intangible assets acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to hold as defensive intangible assets to prevent others from obtaining access to them, referred to as defensive intangible assets. Historically, these assets have been typically allocated little or no value. Under this guidance defensive intangible assets are required to be accounted for as a separate identifiable asset recognized at fair value with an assigned useful life. The effective date of this guidance is for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance on August 1, 2009, which did not have a material impact on its financial statements, and will apply the requirements prospectively to intangible assets acquired after the adoption date.
In April 2008, the FASB issued new accounting guidance for the determination of the useful life of intangible assets. This guidance amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets. The guidance is intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of assets accounted for under guidance specific to business combinations and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted this guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

In December 2007, the FASB issued new accounting guidance which establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. This new guidance requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at acquisition date at fair value, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The FASB issued additional guidance in February 2009 which amended certain provisions related to the accounting for contingencies in a business combination. The guidance under these new issuances is effective for fiscal years beginning on or after December 15, 2008. The Company adopted the new guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements, and will apply the requirements prospectively to business combinations that occur after the date of adoption.
In September 2006, the FASB issued new accounting guidance for the accounting of fair value measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued additional guidance which deferred the effective date of certain items under the September 2006 guidance including nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statement on a non-recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of this new guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective August 1, 2008, which did not have an material impact on its consolidated financial statements. The Company elected to apply the deferral for nonfinancial assets and liabilities recognized or disclosed on a non-recurring basis, including its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, and adopted this guidance on August 1, 2009 which did not have a material impact on its consolidated financial statements.
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

	Three Months Ended
	October 31,
	2009	2008
	(Amounts in thousands, except per share data)

Net income	$4,620	$1,616

Weighted average shares outstanding	11,144	11,068
Dilutive effect of options/warrants and stock awards	231	155

Weighted average shares outstanding, as adjusted	11,375	11,223

Basic earnings per share	$0.41	$0.15

Diluted earnings per share	$0.41	$0.14

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were no potentially dilutive securities not included in the computation of diluted earnings per share for the periods ended October 31, 2009 and 2008.
(4) Inventories. Inventories are summarized in the following table (in thousands):

	October 31,	July 31,
	2009	2009

Raw materials and supplies	$5,503	$5,865
Finished products	23,735	22,693
Less reserve for inventory obsolescence	(381)	(395)

Inventories, net	$28,857	$28,163

(5) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31,	July 31,
	2009	2009

Land	$9,297	$8,946
Buildings & improvements	30,859	30,546
Equipment	26,912	26,679
Leasehold improvements	132	153

	67,200	66,324
Less accumulated depreciation and amortization	(13,786)	(12,605)

	53,414	53,719
Construction-in-progress	1,287	1,115

Property, plant and equipment, net	$54,701	$54,834

(6) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2009. The Company recognized stock-based compensation costs of $86,103 and $109,782, respectively, for the three months ended October 31, 2009 and 2008, which are recorded as selling, general and administrative expenses in the consolidated statements of income.
As of October 31, 2009, the unrecognized compensation costs related to stock-based awards was approximately $282,000, including $54,000 related to outstanding unvested stock options expected to be recognized over a weighted-average period of 2.1 years and $228,000 related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of 1.4 years.
A summary of stock option and stock activity is presented below.
Stock Options
Employee Options. As of October 31, 2009, there were 339,500 options outstanding, consisting of employee and non-employee director awards, of which 259,500 options were exercisable. During the three months ended October 31, 2009, there were no options exercised and no options were granted.
Non-Employee Options. In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The option was exercisable for five years. The option was exercised for the last remaining 25,000 shares in the first quarter of fiscal year 2009.

Performance Shares
During the three months ended October 31, 2009, there were no performance-based stock awards vested or granted.
As of October 31, 2009, the outstanding performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2009 and 2008, are summarized below.

			Closing
		Maximum	Stock Price	3-Year	Expected
	Series	Award	(Fair Value)	Measurement	Percentage of	Shares Expected
Date of Grant	Award	(Shares)	on Grant Date	Period Ending	Vesting	to Vest

12/02/2008	Series 1	54,745	$3.19	07/31/2011	68.75%	37,637
12/02/2008	Series 2	36,497	$3.19	07/31/2011	20.0%	7,299

		91,242				44,936

03/03/2008	Series 1	23,220	$16.76	07/31/2010	52.5%	12,191
03/03/2008	Series 2	15,480	$16.76	07/31/2010	0%	—

		38,700				12,191

Total		129,942				57,127

Series 1: Vesting for the 2009 and 2008 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through October 31, 2009, 68.75% and 52.5% of the outstanding awards are projected to vest for the 2009 and 2008 Series 1 awards, respectively, at the end of their measurement periods.
Series 2: Vesting of the 2009 and 2008 Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through October 31, 2009, 20.0% and 0% of the outstanding awards are projected to vest for the 2009 and 2008 Series 2 awards, respectively at the end of their measurement periods.
Time Based Shares
During the three months ended October 31, 2009, there were 11,350 shares that vested and no shares were granted under time-based awards. There were awards for 20,609 time-based shares outstanding as of October 31, 2009.

(7) Intangible Assets. Intangible assets are summarized as follows (in thousands):

	October 31, 2009
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):

Creosote supply contract (10 years)	$4,000	$(3,489)	$511
Other creosote related assets (5 years)	131	(131)	—
Penta supply contract and other related assets (3-5 years)	7,288	(7,278)	10
Animal health trademarks (4-5 years)	364	(351)	13
Animal health product registrations and other related assets (5-20 years)	6,165	(1,413)	4,752
Electronic chemicals-related contracts (3-5 years)	1,014	(597)	417
Electronic chemicals-related trademarks and patents (10-15 years)	117	(18)	99

Total intangible assets subject to amortization	$19,079	$(13,277)	5,802

Intangible assets not subject to amortization:

Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$19,906

	July 31, 2009
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):

Creosote supply contract (10 years)	$4,000	$(3,422)	$578
Other creosote related assets (5 years)	131	(129)	2
Penta supply contract and other related assets (3-5 years)	7,288	(7,273)	15
Animal health trademarks (4-5 years)	364	(349)	15
Animal health product registrations and other related assets (5-20 years)	6,165	(1,328)	4,837
Electronic chemicals-related contracts (3-5 years)	1,014	(516)	498
Electronic chemicals-related trademarks and patents (10-15 years)	117	(17)	100

Total intangible assets subject to amortization	$19,079	$(13,034)	6,045

Intangible assets not subject to amortization:

Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,149

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was $243,000 and $728,000 for the three month periods ended October 31, 2009 and 2008 respectively.
(8) Dividends. Dividends of $222,000 ($0.02 per share) and $221,000 ($0.02 per share) were declared and paid in the first quarter of fiscal years 2010 and 2009, respectively.

(9) Comprehensive Income (Loss). The Company’s other comprehensive income (loss) includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive income (loss) in the consolidated balance sheets. The following table summarizes total comprehensive income (loss) for the applicable periods (in thousands):

	Three Months Ended
	October 31,
	2009	2008

Net income	$4,620	$1,616
Other comprehensive gain (loss):
Net foreign currency translation gain (loss)	1,026	(4,234)

Total comprehensive income (loss)	$5,646	$(2,618)

(10) Segment Information. The Company operates five reportable segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals.

	Three Months Ended
	October 31,
	2009	2008
	(Amounts in thousands)
Sales
Electronic Chemicals — North America (1)	$18,079	$21,230
Electronic Chemicals — International (2)	4,932	4,964
Penta	5,943	7,127
Creosote	19,527	17,531
Animal Health	933	1,381

Total sales for reportable segments	$49,414	$52,233

Depreciation and amortization
Electronic Chemicals — North America	$695	$626
Electronic Chemicals — International	201	194
Penta	155	637
Creosote	70	74
Animal Health	192	189
Other — general corporate	66	58

Total consolidated depreciation and amortization	$1,379	$1,778

Segment income (loss) from operations (3)
Electronic Chemicals — North America	$1,330	$1,558
Electronic Chemicals — International	148	(32)
Penta	2,477	1,734
Creosote	6,726	2,294
Animal Health	(423)	(208)

Total segment income from operations	$10,258	$5,346

	October 31,	July 31,
	2009	2009
Assets
Electronic Chemicals — North America	$48,749	$49,610
Electronic Chemicals — International	28,208	26,258
Penta	20,530	20,169
Creosote	20,010	18,894
Animal Health	16,319	17,157

Total assets for reportable segments	$133,816	$132,088

(1)	Net of intersegment transactions of $39,000 and $91,000 for the three month periods ended October 31, 2009 and 2008, respectively, which were eliminated in consolidated sales.

(2)	Net of intersegment transactions of $345,000 and $234,000 for the three month periods ended October 31, 2009 and 2008, respectively, which were eliminated in consolidated sales.

(3)	Certain reclassification of prior year amounts have been made to conform to current year presentation.

A reconciliation of total segment information to consolidated amounts is as follows:

	October 31,	July 31,
	2009	2009
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$133,816	$132,088
Total assets for discontinued operations (1)	808	856
Cash and cash equivalents	11,145	6,613
Prepaid and other current assets	855	1,070
Other	2,883	2,881

Total assets	$149,507	$143,508

	Three Months Ended
	October 31,
	2009	2008

Sales:
Total sales for reportable segments	$49,414	$52,233

Net sales	$49,414	$52,233

Segment income from operations:
Total segment income from operations (2)	$10,258	$5,346
Other corporate expense (2)	(2,308)	(1,821)

Operating income	7,950	3,525
Interest income	1	2
Interest expense	(557)	(879)
Other expense, net	(28)	(33)

Income before income taxes	$7,366	$2,615

(1)	Includes approximately $808,000 and $830,000 as of October 31, 2009 and July 31, 2009, respectively, of long-term deferred tax assets related to discontinued operations.

(2)	Certain reclassifications of prior year amounts have been made to conform to current year presentation.
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
(11) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	October 31,	July 31,
	2009	2009

Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.0% (2.24% at October 31, 2009)	24,916	26,292
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.0% (2.24% at October 31, 2009)	—	—

Total debt	44,916	46,292

Current portion of long-term debt	(7,593)	(6,966)

Long-term debt, net of current portion	$37,323	$39,326

To finance the acquisition of the electronic chemicals business, the Company entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced the Company’s existing credit agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co. The credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Currently, advances bear interest at LIBOR plus 2.0%. The new facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments are $458,333 per month and then are $666,667 per month for the balance of the term prior to maturity. At October 31, 2009, there was no amount outstanding on the revolving facility, and the amount outstanding on the term loan was $24.9 million.
The Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2009, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009 and 3.0 to 1.0 thereafter. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50% until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, but adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. On October 31, 2009, the Company was in compliance with all of its debt covenants.
The Company’s purchase of certain pentachlorophenol assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. That indebtedness was paid in full on October 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood preservation chemicals and animal health pesticides. Our electronic chemicals are used in the manufacturing of semiconductors. Our wood preserving chemicals, pentachlorophenol (“penta”) and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health pesticides are used on cattle, other livestock and poultry to protect the animals from flies and other pests.
Results of Operations
Three Month Period Ended October 31, 2009 compared with Three Month Period Ended October 31, 2008
Segment Data
Segment data is presented for our five reportable segments for the three month periods ended October 31, 2009 and 2008.

	Three Months Ended
	October 31,
	2009	2008
	(Amounts in thousands)
Sales
Electronic Chemicals — North America	$18,079	$21,230
Electronic Chemicals — International	4,932	4,964
Penta	5,943	7,127
Creosote	19,527	17,531
Animal Health	933	1,381

Total sales for reportable segments	$49,414	$52,233

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report.
Net Sales
Net sales decreased $2.8 million, or 5.4%, to $49.4 million in the first quarter of fiscal year 2010 as compared with $52.2 million for the same period of the prior year.
In the first quarter of fiscal year 2010, the electronic chemicals North America segment had net sales of $18.1 million, a decrease of $3.2 million, or 14.8%, as compared to the prior year period. The international segment had net sales of $4.9 million in the first quarter of fiscal year 2010, flat as compared with the prior year period. We realized lower net sales in the electronic chemicals North America segment for the three months ended October 31, 2009 as compared to the prior year period as demand softened in the segment beginning in the second quarter of fiscal year 2009 from the effect of the economic downturn in the semiconductor industry. Although we have seen some improvement in both electronic chemical segments, we remain cautious about market conditions for fiscal year 2010.
Net sales of penta products decreased $1.2 million, or 16.6%, to $5.9 million in the first quarter of fiscal year 2010 as compared to the prior year period. The decrease in sales for the three month period was due to lower volume. The first quarter of fiscal year 2009 was an especially strong quarter for penta sales, so the comparison with this fiscal year shows a particularly marked decline. Compared with the average quarterly penta sales in fiscal year 2009, penta sales in the first quarter of fiscal year 2010 were down about 9.1%.
Creosote net sales increased in the first quarter of fiscal year 2010, as compared with the prior year period, by $2.0 million, or 11.4%, to $19.5 million. Higher prices were partially offset by a volume decline in the first quarter as compared with the prior year period. As compared with the average for creosote sales over the entire fiscal year 2009, however, sales volumes in the first quarter were flat as demand by railroads for crossties treated with creosote held steady near the top of the historical range, despite the current economic uncertainty. Railroads generally react to lessened rail traffic by slowing maintenance programs, but we continue to believe that sales will be relatively stable, though somewhat reduced, in fiscal year 2010.

Net sales of animal health pesticides decreased by $448,000, or 32.4%, to $933,000 in the first quarter of fiscal year 2010 as compared with the prior year period. Seasonal usage of animal health pesticides is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Although energy prices have dropped significantly from recent highs, our farm and livestock customers continue to be impacted by the effect of high costs for feed, fuel, and fertilizer. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters. Revenues from products subject to significant seasonal variations represented less than 6.0% of our fiscal year 2009 revenues.
Gross Profit
Gross profit increased by $2.9 million, or 18.4%, to $18.4 million in the first quarter of fiscal year 2010 from $15.5 million in the same quarter the prior year. Gross profit as a percentage of sales increased to 37.2% in the first quarter of fiscal year 2010 from 29.7% in the first quarter of fiscal year 2009. The improved gross profit was primarily due to improved pricing and lower input costs in our wood preservative segments. Gross profit margins in the first quarter of fiscal year 2009 were depressed by the rapid increase in commodity prices that comprised our input costs, resulting in a more marked improvement in margins in fiscal year 2010.
Gross profits in our wood preservatives segment increased for the three months ended October 31, 2009, while gross profits in our animal health and electronic chemicals segments decreased. The increase in our creosote segment resulted from a higher average sales price driven by a shift in our product mix due to a temporary shortage of domestically produced creosote, as well as pricing action previously taken in response to our increased cost for creosotes. The increase in our penta segment was due to a reduction in the cost of the chlorine and solvent raw materials used to produce our penta products, offset in part by lower sales volumes. The decline in gross profit in the animal health segment was due primarily to lower revenues. For our electronic chemicals segments, the decrease in gross profits resulted from lower revenues.
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
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $1.6 million in the first quarter of fiscal year 2010 to $10.4 million, or 21.1% of net sales, from $12.0 million, or 23.0% of net sales, for the same quarter of the prior fiscal year.
Selling, general and administrative expenses associated with our two electronic chemicals segments decreased approximately $1.6 million, to $6.0 million, in the first quarter of fiscal year 2010 as compared to $7.6 million for the first quarter of fiscal year 2009. We acquired our electronic chemicals business in December 2007. We incurred substantial transitional services expense with the seller of that business until the end of September 2008, as well as incurring fees to consultants assisting in the integration of the business. The transitional services expense we incurred with the seller in the first two months of fiscal year 2009 came while we built and staffed our post-transition infrastructure. We believe that the redundant systems added approximately $600,000 in additional expense in the first quarter of fiscal year 2009. Additionally, non-recurring fees to consultants assisting in the transition were approximately $434,000 for the first quarter of fiscal year 2009.
Additionally, distribution expenses in our two electronic chemicals segments, which are included as a sales expense, decreased by approximately $980,000 to $4.2 million in the current period as compared to $5.2 million in the same period a year ago. Approximately one-half of this decrease was attributable to lower sales volumes with the balance of the decrease due to improved efficiencies in our electronic chemicals business supply chain. Distribution expenses for the electronic chemicals business represented approximately 18.1% of aggregate net sales of these segments in the first quarter of fiscal year 2010 versus 19.7% in the first quarter of fiscal year 2009.
Outside of electronic chemicals, amortization expenses were lower by approximately $480,000 in the first quarter of fiscal year 2010 as compared with the prior year period, because certain penta segment assets that we acquired in an earlier acquisition were fully amortized by January 2009. Distribution expenses for our wood preservative chemicals and animal health segments, which represented approximately 3.2% of the aggregate net sales of those segments in the first quarter of fiscal year 2010, were flat in the current period as compared to the same period a year ago.
Other corporate expenses increased by approximately $487,000 in the current period as compared to the first quarter of fiscal year 2009 due primarily to an increase in other professional services.

Interest Expense
Interest expense was $557,000 in the first quarter of fiscal year 2010 as compared with $879,000, in the same period of fiscal year 2009. The decrease was due to principal reductions on the indebtedness we incurred to fund the acquisition of the electronic chemicals business in fiscal year 2008 and the acquisition of certain penta assets in fiscal year 2005.
Income Taxes
Our effective tax rate was 37.3% and 38.2% in the first quarter of fiscal years 2010 and 2009, respectively.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $6.4 million and $9.9 million for the first three months of fiscal year 2010 and 2009, respectively. Net income adjusted for depreciation and amortization increased cash to $6.0 million in the first three months of fiscal year 2010. Changes in operating assets and liabilities included an increase of $1.6 million in accounts payable and a decrease of $493,000 in prepaid expenses and other current assets, each of which had a favorable impact on cash. The increase in accounts payable was primarily related to timing differences, while the decrease in prepaid expenses and other current assets was due to the amortization of prepaid insurance. Cash was unfavorably impacted by an increase in accounts receivable of $1.5 million mainly due to increased sales during the current period.
Net cash used in investing activities in the first three months of fiscal 2010 was $128,000 as compared with $4.0 million in the prior year period. We made additions to property, plant and equipment of $239,000 during the first quarter of fiscal year 2010 as compared to $1.1 million in the first quarter of fiscal year 2009. In the first quarter of fiscal year 2009, we incurred $900,000 for purchases of software and shipping containers for our electronic chemicals business. In the first quarter of fiscal year 2009, we also spent $2.9 million to purchase additional inventory and accounts receivable pertaining to our electronic chemicals business in Israel, in connection with the acquisition of that business.
In the first three months of fiscal year 2010, we made principal payments of $1.4 million on the term loan indebtedness we incurred when we purchased the electronic chemicals business. We paid dividends of $222,000 and $221,000 in the first three months of fiscal years 2010 and 2009, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At October 31, 2009, we had no amount outstanding under that revolving facility, and our net borrowing base availability was $25.4 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations
To finance the acquisition of the electronic chemicals business, we entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced our existing credit agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo Company. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Currently, advances bear interest at LIBOR plus 2.0%, but reducing to 1.75% plus LIBOR on first quarter 2010 results. Through December 31, 2009 principal payments on the term loan will be $458,333 per month, and will then become $666,667 per month for the balance of the term prior to maturity. At October 31, 2009, we had no amount outstanding on the revolving facility, and the amount outstanding on the term loan was $24.9 million.
We also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2009, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA, as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009, and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 50% until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, but add back extraordinary or non-recurring expense or loss as may be approved by our lenders. On October 31, 2009, we were in compliance with all our debt covenants.
Our purchase of certain penta assets from Basic Chemical Company in fiscal year 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. That indebtedness was paid in full on October 30, 2008.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“Codification”) which establishes the source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) to be applied by nongovernmental entities. The Codification was created by combining the various sources of then-existing non-Securities and Exchange Commission (“SEC”) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements.

In November 2008, the FASB issued new accounting guidance for intangible assets acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to hold as defensive intangible assets to prevent others from obtaining access to them, referred to as defensive intangible assets. Historically, these assets have been typically allocated little or no value. Under this guidance defensive intangible assets are required to be accounted for as a separate identifiable asset recognized at fair value with an assigned useful life. The effective date of this guidance is for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance on August 1, 2009, which did not have a material impact on its financial statements, and will apply the requirements prospectively to intangible assets acquired after the adoption date.
In April 2008, the FASB issued new accounting guidance for the determination of the useful life of intangible assets. This guidance amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful life of recognized intangible assets. The guidance is intended to improve the consistency between the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of assets accounted for under guidance specific to business combinations and other GAAP. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and shall be applied prospectively to intangible assets recognized as of, and subsequent to, the effective date. The Company adopted this guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.
In December 2007, the FASB issued new accounting guidance which establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. This new guidance requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at acquisition date at fair value, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The FASB issued additional guidance in February 2009 which amended certain provisions related to the accounting for contingencies in a business combination. The guidance under these new issuances is effective for fiscal years beginning on or after December 15, 2008. The Company adopted the new guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements, and will apply the requirements prospectively to business combinations that occur after the date of adoption.
In September 2006, the FASB issued new accounting guidance for the accounting of fair value measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued additional guidance which deferred the effective date of certain items under the September 2006 guidance including nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statement on a non-recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of this new guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective August 1, 2008, which did not have an material impact on its consolidated financial statements. The Company elected to apply the deferral for nonfinancial assets and liabilities recognized or disclosed on a non-recurring basis, including its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, and adopted this guidance on August 1, 2009 which did not have a material impact on its consolidated financial statements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. There were no significant changes in our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.
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
Interest Rate Sensitivity
As of October 31, 2009 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
As of October 31, 2009 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 2.0%, maturing on December 31, 2012. On October 31, 2009, we had no amount borrowed on our $35.0 million revolving credit line under that facility, and $24.9 million borrowed on a term loan under that same facility. Principal payments on the term loan are $458,333 per month until December 31, 2009 and $666,667 per month for the remaining term of the facility.
Based on the outstanding balance of the term loan and LIBOR rate as of October 31, 2009, a 1.0% change in the LIBOR interest rate would result in a change of approximately $214,000 in interest expense for the next twelve months.

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
During the three months ended October 31, 2009, we recognized foreign currency translation gains of $1.0 million as accumulated other comprehensive income in the consolidated balance sheets. The gains reflect the strengthening of the U.S. Dollar against the Euro over the first three months of fiscal year 2010. At October 31, 2009, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $438,000.
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
There were no changes to our internal control over financial reporting during the quarterly period covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We have previously reported that a lawsuit was filed in 2007 against us in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs. Cleveland G. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that air emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood preservative chemicals to the facility. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
We have discontinued the operation of our agricultural herbicide product line, referred to as MSMA, but in connection with that product line we were a member of the MSMA task force. As previously reported, an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), was sued by Albaugh, Inc. in 2007 claiming that AHP overbilled it for certain task force expenses. Although Albaugh Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it now claims that it was overbilled for many years by at least $900,000. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court is scheduled to hear final oral arguments on December 10, 2009. The ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
We have previously reported that a lawsuit was filed against our subsidiary, KMG de Mexico, respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The lawsuit was initially filed in 1998 Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and in 2009 the plaintiffs were required to re-file the case. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.

We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders in the first quarter of fiscal year 2010. However, our annual shareholders meeting was held on December 8, 2009. At that meeting, the shareholders voted to elect all the nominees to our board of directors as follows:

		Votes
Nominees	Votes For	Against	Abstentions

David L. Hatcher	10,019,618	84,471	107,473

J. Neal Butler	10,020,724	83,365	107,473

Gerald G. Ermentrout	10,084,959	19,130	107,473

Christopher T. Fraser	10,100,144	3,945	107,473

George W. Gilman	10,020,724	83,365	107,473

Fred C. Leonard, III	10,003,713	100,376	107,473

Charles L. Mears	10,016,300	87,789	107,473

Stephen A. Thorington	10,104,089	0	107,473

Richard L. Urbanowski	10,086,301	17,788	107,473
The foregoing persons compose our full board of directors. The shareholders also voted to approve and ratify the Company’s 2009 Long-Term Incentive Plan. The vote was 6,093,597 for, 2,060,482 against and 25,807 abstentions. They also voted to approve the appointment of UHY LLP as our independent registered public accounting firm for fiscal year 2010. The vote was 10,183,220 for, 12,752 against and 15,590 abstentions.

ITEM 5.	OTHER INFORMATION
The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for fiscal year 2011, if such recommendations are received in writing, addressed to the chair of the committee, Mr. Urbanowski, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 2, 2010.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler J. Neal Butler	Date: December 9, 2009
President and Chief Executive Officer

By:	/s/ John V. Sobchak John V. Sobchak	Date: December 9, 2009
Vice President and Chief Financial Officer