Form 10-Q
period 2010-01-31
KMG CHEMICALS INC
filed 2010-03-12
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 11, 2010, there were 11,190,811 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	January 31,	July 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,754	$7,174
Accounts receivable:
Trade, net of allowances of $708 and $595 at January 31, 2010 and July 31, 2009, respectively	21,555	21,206
Other	2,105	1,896
Inventories, net	30,189	28,163
Current deferred tax assets	698	698
Prepaid expenses and other current assets	583	1,638

Total current assets	63,884	60,775

PROPERTY, PLANT AND EQUIPMENT, net	52,821	54,834

DEFERRED TAX ASSETS	920	923
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	19,662	20,149
RESTRICTED CASH	203	313
OTHER ASSETS, net	2,726	2,736

TOTAL ASSETS	$143,994	$143,508

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,308	$16,606
Accrued liabilities	4,108	7,151
Current deferred tax liabilities	324	328
Current portion of long-term debt	8,012	6,966

Total current liabilities	26,752	31,051

LONG-TERM DEBT, net of current portion	35,321	39,326
DEFERRED TAX LIABILITIES	1,471	874
OTHER LONG-TERM LIABILITIES	1,249	1,280

Total liabilities	64,793	72,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,183,925 shares issued and outstanding at January 31, 2010 and 11,101,345 shares issued and outstanding at July 31, 2009	112	111
Additional paid-in capital	23,514	23,084
Accumulated other comprehensive loss	(1,810)	(1,464)
Retained earnings	57,385	49,246

Total stockholders’ equity	79,201	70,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,994	$143,508

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

NET SALES	$45,134	$44,207	$94,548	$96,440

COST OF SALES	28,422	30,471	59,445	67,174

Gross Profit	16,712	13,736	35,103	29,266

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,788	11,229	20,229	23,234

Operating income	6,924	2,507	14,874	6,032

OTHER INCOME (EXPENSE):
Interest income	1	4	2	6
Interest expense	(535)	(785)	(1,092)	(1,664)
Other, net	(71)	(247)	(99)	(280)

Total other expense, net	(605)	(1,028)	(1,189)	(1,938)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,319	1,479	13,685	4,094

Provision for income taxes	(2,356)	(572)	(5,102)	(1,571)

INCOME FROM CONTINUING OPERATIONS	3,963	907	8,583	2,523

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	—	(7)	—	(7)
Income tax benefit	—	3	—	3

Loss from discontinued operations	—	(4)	—	(4)

NET INCOME	$3,963	$903	$8,583	$2,519

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.36	$0.08	$0.77	$0.23
Loss from discontinued operations	—	—	—	—

Net income	$0.36	$0.08	$0.77	$0.23

Diluted
Income from continuing operations	$0.35	$0.08	$0.75	$0.22
Loss from discontinued operations	—	—	—	—

Net income	$0.35	$0.08	$0.75	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,162	11,083	11,153	11,076
Diluted	11,420	11,221	11,397	11,222
See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,583	$2,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,817	3,388
Amortization of loan costs included in interest expense	44	44
Stock-based compensation expense	212	236
Bad debt expense	171	133
Inventory valuation adjustment	(59)	—
Deferred rental income	—	(43)
Deferred income tax expense (benefit)	589	(376)
Tax benefit from stock-based awards	(81)	(34)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable — trade	(584)	8,252
Accounts receivable — other	(236)	(952)
Inventories	(2,030)	(10,016)
Prepaid expenses and other current assets	1,015	823
Accounts payable	(2,277)	(3,752)
Accrued liabilities	(2,948)	(546)

Net cash provided by (used in) operating activities	5,216	(324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(500)	(2,230)
Cash used in connection with the electronic chemicals acquisition	—	(3,257)
Change in restricted cash	110	—

Net cash used in investing activities	(390)	(5,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolver credit agreement	—	11,766
Principal payments on borrowings on term loan	(2,958)	(6,750)
Proceeds from exercise of stock options and warrants	138	119
Tax benefit from stock-based awards	81	34
Payment of dividends	(445)	(443)

Net cash (used in) provided by financing activities	(3,184)	4,726

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(62)	(275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,580	(1,360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,174	2,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,754	$1,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,060	$1,665
Cash paid for income taxes	$7,183	$653
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) Basis of Presentation. The (a) consolidated balance sheet as of July 31, 2009, which has been derived from audited consolidated financial statements, and (b) the unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. Management believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.
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
The Company has evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and has included the appropriate disclosures in this Report.
(2) Business Acquisition. On February 25, 2010, the Company entered into a definitive agreement to acquire certain assets of General Chemical Performance Products, LLC (“General Chemical”) for $25.5 million in cash and additional liabilities of approximately $850,000. The cash amount includes an estimated $7.0 million for inventories. The acquisition, which will include a 48,000 square foot manufacturing facility in Hollister, California, as well as the equipment related to the business at Hollister and at General Chemical’s Bay Point, California facility, is scheduled to close upon the satisfaction of the closing conditions which should be completed before the end of March 2010. The real estate and most employees at Bay Point will be retained by General Chemical and after the closing, General Chemical will operate the Bay Point facility to produce electronic chemicals for the Company under a long-term toll manufacturing agreement. The Company plans to fund the acquisition with available cash and borrowings on the Company’s revolving credit facility.
(3) Recent Accounting Standards. The Company has considered all recently issued Financial Accounting Standards Board (“FASB”) accounting standards updates and SEC rules and interpretative releases, and believes that only the following could have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued its Accounting Standards Codification (“Codification”) which establishes the source of authoritative GAAP to be applied by nongovernmental entities. The Codification was created by combining the various sources of then-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements.
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
(4) Earnings Per Share. Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Income from continuing operations	$3,963	$907	$8,583	$2,523
Loss from discontinued operations	—	(4)	—	(4)

Net income	$3,963	$903	$8,583	$2,519

Weighted average shares outstanding - Basic	11,162	11,083	11,153	11,076
Dilutive effect of options, warrants and stock awards	258	138	244	146

Weighted average shares outstanding - Diluted	11,420	11,221	11,397	11,222

BASIC EARNINGS PER SHARE

Basic earnings per share from continuing operations	$0.36	$0.08	$0.77	$0.23
Basic earnings per share on loss from discontinued operations	—	—	—	—

Basic earnings per share	$0.36	$0.08	$0.77	$0.23

DILUTED EARNINGS PER SHARE

Diluted earnings per share from continuing operations	$0.35	$0.08	$0.75	$0.22
Diluted earnings per share on loss from discontinued operations	—	—	—	—

Diluted earnings per share	$0.35	$0.08	$0.75	$0.22

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were no potentially dilutive securities not included in the computation of diluted earnings per share for the periods ended January 31, 2010 and during the first and second quarters of 2009 there were 31,868 and 58,990 stock based awards outstanding, respectively, that were not included in the computation of diluted earnings per share.
(5) Inventories. Inventories are summarized in the following table (in thousands):

	January 31,	July 31,
	2010	2009
Raw materials and supplies	$5,129	$5,865
Finished products	25,357	22,693
Less reserve for inventory obsolescence	(297)	(395)

Inventories, net	$30,189	$28,163

(6) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31,	July 31,
	2010	2009
Land	$8,855	$8,946
Buildings and improvements	30,565	30,546
Equipment	27,366	26,679
Leasehold improvements	132	153

	66,918	66,324
Less accumulated depreciation and amortization	(14,856)	(12,605)

	52,062	53,719
Construction-in-progress	759	1,115

Property, plant and equipment, net	$52,821	$54,834

(7) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2009. The Company recognized stock-based compensation costs of approximately $126,000 for each of the three months ended January 31, 2010 and 2009, and approximately $212,000 and $236,000, respectively, for the six months ended January 31, 2010 and 2009 which are recorded as selling, general and administrative expenses in the consolidated statements of income.
As of January 31, 2010, the unrecognized compensation costs related to outstanding stock-based awards was approximately $506,000, including $48,000 related to outstanding unvested stock options expected to be recognized over a weighted-average period of two years and $458,000 related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of approximately one year.
A summary of stock option and stock activity is presented below.
Stock Options and Warrants
A summary of activity for the six months ended January 31, 2010 is presented below.

		Weighted-
		Average
	Shares	Exercise Price

Outstanding on July 31, 2009	339,500	$3.97
Granted	—	—
Exercised	(27,500)	5.00
Forfeited/Expired	—	—

Outstanding on January 31, 2010	312,000	3.88

The following table summarizes information about stock options outstanding at January 31, 2010 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (years)	(in thousands) (1)

Fully vested and currently exercisable	232,000	$3.73	4.73	$2,325
Expected to vest	80,000	4.32	12.03	754

Total outstanding stock options	312,000	3.88	6.60	$3,079

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on January 29, 2010.
No options were granted in the first six months of fiscal years 2010 or 2009.
The total intrinsic value of options/warrants exercised in the first six months of fiscal years 2010 and 2009 was approximately $282,000 and $119,000, respectively.
Performance Shares
During the six months ended January 31, 2010, there were no performance-based stock awards vested or granted.
As of January 31, 2010, the outstanding performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2009 and 2008, are summarized below.

			Closing
		Maximum	Stock Price	3-Year	Expected
	Series	Award	(Fair Value)	Measurement	Percentage of	Shares Expected
Date of Grant	Award	(Shares)	on Grant Date	Period Ending	Vesting	to Vest
2009 Award
12/02/2008	Series 1	54,745	$3.19	07/31/2011	68.75%	37,637
12/02/2008	Series 2	36,497	$3.19	07/31/2011	20.0%	7,299

		91,242				44,936
2008 Award
03/03/2008	Series 1	23,220	$16.76	07/31/2010	52.5%	12,191
03/03/2008	Series 2	15,480	$16.76	07/31/2010	0%	—

		38,700				12,191

Total		129,942				57,127

Series 1: Vesting for the 2009 and 2008 Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. Based on performance through January 31, 2010, 68.75% and 52.5% of the outstanding awards are projected to vest for the 2009 and 2008 Series 1 awards, respectively, at the end of their measurement periods.
Series 2: Vesting of the 2009 and 2008 Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. Based on performance through January 31, 2010, 20.0% and 0% of the outstanding awards are projected to vest for the 2009 and 2008 Series 2 awards, respectively at the end of their measurement periods.
The weighted-average grant-date fair value of performance awards outstanding at the beginning and end of the six months ended January 31, 2010 was $6.09 per share.

Time Based Shares
A summary of activity for time-based stock awards for the six months ended January 31, 2010 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding on July 31, 2009	31,959	$6.61
Granted (1)	21,944	15.95
Vested	(20,100)	4.95
Forfeited	—	—

Outstanding on January 31, 2010	33,803	$13.66

(1)	The number of shares granted is related to the fiscal year 2010 non-employee director awards noted below, and calculated based on the aggregate value of the award of $350,000 divided by the Company’s closing stock price on the date of grant on December 8, 2009. The number of shares reflected here does not represent the actual number of shares expected to vest, since the shares vested will be determined on the last trading day at the end of each three-month service period beginning December 1, 2009.
During the six months ended January 31, 2010, a grant was made to non-employee directors under time-based awards whereby each non-employee director will be issued shares having a value of $50,000 for service as a director for the twelve-month period ending November 30, 2010. Each non-employee director shall be issued shares in quarterly installments for service as a director in the preceding three months in an amount equal in value to $12,500 valued on the closing price of the Company’s stock price as of the last trading day of each three month service period ending in February, May, August and November. The aggregate grant-date fair value of $350,000 for the award will be recognized on a straight-line basis over the twelve-month requisite service period beginning December 1, 2009.
The total fair value of shares vested during the six months ended January 31, 2010 and 2009 was approximately $99,000 and $68,000, respectively.
(8) Intangible Assets. Intangible assets are summarized as follows (in thousands):

	January 31, 2010
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):

Creosote supply contract (10 years)	$4,000	$(3,556)	$444
Other creosote related assets (5 years)	131	(131)	—
Penta supply contract and other related assets (3-5 years)	7,288	(7,282)	6
Animal health trademarks (4-5 years)	364	(354)	10
Animal health product registrations and other related assets (5-20 years)	6,165	(1,498)	4,667
Electronic chemicals-related contracts (3-5 years)	1,014	(679)	335
Electronic chemicals-related trademarks and patents (10-15 years)	117	(21)	96

Total intangible assets subject to amortization	$19,079	$(13,521)	5,558

Intangible assets not subject to amortization:

Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$19,662

	July 31, 2009
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):

Creosote supply contract (10 years)	$4,000	$(3,422)	$578
Other creosote related assets (5 years)	131	(129)	2
Penta supply contract and other related assets (3-5 years)	7,288	(7,273)	15
Animal health trademarks (4-5 years)	364	(349)	15
Animal health product registrations and other related assets (5-20 years)	6,165	(1,328)	4,837
Electronic chemicals-related contracts (3-5 years)	1,014	(516)	498
Electronic chemicals-related trademarks and patents (10-15 years)	117	(17)	100

Total intangible assets subject to amortization	$19,079	$(13,034)	6,045

Intangible assets not subject to amortization:

Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,149

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $244,000 and $549,000 for the three month periods ended January 31, 2010 and 2009, respectively and $487,000 and $1.3 million for the six month periods ended January 31, 2010 and 2009, respectively.
(9) Dividends. Dividends of approximately $223,000 ($0.02 per share) and $222,000 ($0.02 per share) were declared and paid in the second quarter of fiscal years 2010 and 2009, respectively. Dividends of approximately $445,000 ($.04 per share) and $443,000 ($0.04 per share) were declared and paid in the first six months of fiscal years 2010 and 2009, respectively.
(10) Comprehensive Income (Loss). The Company’s other comprehensive income (loss) includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive income (loss) in the consolidated balance sheets. The following table summarizes total comprehensive income (loss) for the applicable periods (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Net income	$3,963	$903	$8,583	$2,519
Other comprehensive loss:
Net foreign currency translation loss	(1,372)	(472)	(346)	(4,706)

Total comprehensive income (loss)	$2,591	$431	$8,237	$(2,187)

(11) Segment Information. The Company operates five reportable segments organized around its three product lines: wood preserving chemicals, animal health pesticides and electronic chemicals.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Sales
Electronic Chemicals — North America (1)	$18,365	$17,513	$36,444	$38,743
Electronic Chemicals — International (2)	4,529	4,104	9,461	9,068
Penta	5,107	5,842	11,050	12,969
Creosote	14,670	14,507	34,197	32,038
Animal Health	2,463	2,241	3,396	3,622

Total sales for reportable segments	$45,134	$44,207	$94,548	$96,440

Depreciation and amortization
Electronic Chemicals — North America	$748	$638	$1,443	$1,264
Electronic Chemicals — International	210	190	411	384
Penta	154	457	309	1,094
Creosote	69	75	139	149
Animal Health	191	190	383	379
Other — general corporate	66	60	132	118

Total consolidated depreciation and amortization	$1,438	$1,610	$2,817	$3,388

Segment income (loss) from operations (3)
Electronic Chemicals — North America	$2,594	$1,192	$3,924	$2,750
Electronic Chemicals — International	443	276	591	244
Penta	1,558	1,453	4,035	3,187
Creosote	4,480	1,874	11,206	4,168
Animal Health	133	(330)	(290)	(538)

Total segment income from operations	$9,208	$4,465	$19,466	$9,811

	January 31,	July 31,
	2010	2009
Assets
Electronic Chemicals — North America	$47,864	$49,610
Electronic Chemicals — International	27,448	26,258
Penta	20,359	20,169
Creosote	19,016	18,894
Animal Health	17,451	17,157

Total assets for reportable segments	$132,138	$132,088

(1)	Net of intersegment transactions of $20,000 and $19,000 for the three and six month periods ended January 31, 2010, respectively, and $10,000 and $101,000 for the three and six month periods ended January 31, 2009, respectively, which were eliminated in consolidated sales.

(2)	Net of intersegment transactions of $260,000 and $605,000 for the three and six month periods ended January 31, 2010, respectively, and $127,000 and $361,000 for the three and six month periods ended January 31, 2009, respectively, which were eliminated in consolidated sales.

(3)	Certain reclassifications of prior year amounts have been made to conform to current year presentation.

A reconciliation of total segment information to consolidated amounts is as follows:

	January 31,	July 31,
	2010	2009
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$132,138	$132,088
Total assets for discontinued operations (1)	784	856
Cash and cash equivalents	7,595	6,613
Prepaid and other current assets	623	1,070
Other	2,854	2,881

Total assets	$143,994	$143,508

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Sales:
Total sales for reportable segments	$45,134	$44,207	$94,548	$96,440

Net sales	$45,134	$44,207	$94,548	$96,440

Segment income from operations:
Total segment income from operations (2)	$9,208	$4,465	$19,466	$9,811
Other corporate expense (2)	(2,284)	(1,958)	(4,592)	(3,779)

Operating income	6,924	2,507	14,874	6,032
Interest income	1	4	2	6
Interest expense	(535)	(785)	(1,092)	(1,664)
Other expense, net	(71)	(247)	(99)	(280)

Income from continuing operations before income taxes	$6,319	$1,479	$13,685	$4,094

(1)	Includes approximately $784,000 and $830,000 as of January 31, 2010 and July 31, 2009, respectively, of long-term deferred tax assets related to discontinued operations.

(2)	Certain reclassifications of prior year amounts have been made to conform to current year presentation.
Other corporate expenses as disclosed in the table above represent those expenses that could not be directly identified with a particular business segment. Those expenses include acquisition transaction costs and almost all expenses associated with the Company’s Houston headquarters, such as executives and other employees, outside legal and accounting services, board compensation, expenses associated with being a publicly traded entity, audit expense and fees related to the listing of our stock.
(12) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	January 31,	July 31,
	2010	2009
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 1.75% (1.98% at January 31, 2010)	23,333	26,292
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 1.75% (1.98% at January 31, 2010)	—	—

Total debt	43,333	46,292
Current portion of long-term debt	(8,012)	(6,966)

Long-term debt, net of current portion	$35,321	$39,326

To finance the acquisition of the electronic chemicals business in fiscal year 2008, the Company entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced the Company’s existing credit agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co. The credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Currently, advances on the revolving facility and the term loan facility bear interest at 1.98% per annum (LIBOR plus 1.75%). The current facility refinanced $7.4 million of indebtedness then outstanding under the Company’s existing term loan facility with Wachovia Bank. For the first 24 months of the term facility, principal payments were $458,333 per month and then beginning in January 2010 principal payments are $666,667 per month for the balance of the term prior to maturity. At January 31, 2010, there was no amount outstanding on the revolving facility, and the amount outstanding on the term loan was $23.3 million.
The Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2010, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009 and 3.0 to 1.0 thereafter. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50% until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, but adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. On January 31, 2010, the Company was in compliance with all of its debt covenants.
The Company’s purchase of certain pentachlorophenol assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. That indebtedness was paid in full on October 30, 2008.
(13) Discontinued Operations. In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During the three and six months ended January 31, 2009, there were no sales reported in discontinued operations, and the Company reported a net loss from discontinued operations of $4,000. No amounts were recorded for the three and six months ended January 31, 2010.

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
On February 25, 2010, we entered into a definitive purchase and sale agreement with General Chemical Performance Products, LLC (“GenChem”) to acquire certain chemical manufacturing equipment at Hollister, CA and at Pittsburg, CA (Bay Point), and a facility at Hollister, CA for a total cash purchase price of $25.5 million plus additional liabilities of approximately $850,000. The purchase price includes inventory estimated at $7.0 million. The assets comprise the high purity process chemicals business of GenChem, a leading supplier of high purity wet process chemicals to the semiconductor industry. The acquisition, which is expected to close in March 2010, is subject to customary closing conditions. A copy of the purchase and sale agreement is attached to this Report on Form 10-Q as Exhibit 2.5.

Results of Operations
Three and Six Month Periods Ending January 31, 2010 compared with Three and Six Month Periods Ending January 31, 2009
Segment Data
Segment data is presented for our five reportable segments for the three and six month periods ended January 31, 2010 and 2009.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(Amounts in thousands)
Sales
Electronic Chemicals — North America	$18,365	$17,513	$36,444	$38,743
Electronic Chemicals — International	4,529	4,104	9,461	9,068
Penta	5,107	5,842	11,050	12,969
Creosote	14,670	14,507	34,197	32,038
Animal Health	2,463	2,241	3,396	3,622

Total sales for reportable segments	$45,134	$44,207	$94,548	$96,440

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report.
Net Sales
Net sales increased $927,000, or 2.1%, to $45.1 million in the second quarter of fiscal year 2010 as compared with $44.2 million for the same period of the prior year. For the first six months of fiscal year 2010, however, net sales were down $1.9 million, a decline of 2.0%, to $94.5 million from $96.4 million for the same period in the prior fiscal year. Although electronic chemical sales have not recovered fully from the downturn they experienced beginning in the second quarter of fiscal year 2009, sales of electronic chemicals in North America and internationally improved in the second quarter of fiscal year 2010 as compared with the same quarter in fiscal year 2009. Improved net sales in our creosote segment in the first six months of fiscal year 2010 were offset by a decline in sales in our penta segment.
In the second quarter of fiscal year 2010, the electronic chemicals North America segment had net sales of $18.4 million, an increase of $852,000, or 4.9%, as compared to the prior year period. For the first six months of fiscal year, electronic chemical sales in North America were down as compared to fiscal year 2009 by $2.3 million, a decline of 5.9%, to $36.4 million from $38.7 million. Our electronic chemicals international segment had net sales of $4.5 million in the second quarter of fiscal year 2010 as compared to $4.1 million for the prior year, an improvement of $425,000, or 10.4%. The segment improved $393,000 in fiscal year 2010 for the full six months over the prior year to $9.5 million from $9.1 million, a 4.3% improvement. Because of the world-wide economic downturn, demand softened in both of our electronic chemicals segments beginning in the second quarter of fiscal year 2009. We have seen improvement in both electronic chemical segments in fiscal year 2010, and we are cautiously optimistic about market conditions for the latter half of fiscal year 2010.
Net sales of penta products decreased $735,000, or 12.6%, to $5.1 million in the second quarter of fiscal year 2010 as compared to net sales of $5.8 million in the prior year period. In the first six months of fiscal year 2010, penta sales declined to $11.1 million from $13.0 million, a decrease of $1.9 million, or 14.8%. The decrease in sales for the quarter and for the six month period was from lower volume as we have seen a lessening of utility pole treating in response to overall economic conditions. Additionally, the first quarter of fiscal year 2009 was an especially strong quarter for penta sales, so the comparison for the six month period shows a particularly marked decline.
Creosote net sales increased in the second quarter of fiscal year 2010, as compared with the prior year period, by $163,000, or 1.1%, to $14.7 million from $14.5 million. Higher prices (and particularly sales of a higher priced product mix) were partially offset by a significant volume decline of approximately 18.3% in the second quarter as compared with the prior year period as the rate of railroad tie replacement by major railroads continued at reduced levels. In the full six months period, creosote net sales were up $2.2 million, or 6.7%, to $34.2 million from $32.0 million in fiscal year 2009, again based on higher prices offset by a reduction in volume of about 17.6%. We saw an overall decrease in volume in the latter half of fiscal year 2009, and since then demand by railroads for crossties treated with creosote has been down from the top of the historical range where it had been for several years. Railroads generally react to lessened rail traffic by slowing maintenance programs. In addition to a reduced demand by the major railroads, a large creosote customer purchased significant quantities of creosote from a source outside the United States in the second quarter, and we anticipate that it may continue to do so in the remainder of the fiscal year. That customer has also announced that it plans to expand its wood treating capacity by purchasing the facilities of another large customer.

Net sales of animal health pesticides increased by $222,000, or 9.9%, to $2.5 million in the second quarter of fiscal year 2010 as compared with $2.2 million in the prior year period. For the first six months of fiscal year 2010, net sales of animal health products were down $226,000, or 6.2%, to $3.4 million from $3.6 million in the prior year. Seasonal usage of animal health pesticides is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Although energy prices have dropped significantly from recent highs, our farm and livestock customers continue to be impacted by the effect of high costs for feed, fuel, and fertilizer. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth fiscal quarters. Revenues from products subject to significant seasonal variations represented less than 6.0% of our fiscal year 2009 revenues.
Gross Profit
Gross profit increased by $3.0 million, or 21.7%, to $16.7 million in the second quarter of fiscal year 2010 from $13.7 million in the same quarter the prior year. Gross profit increased by $5.8 million, or 19.9%, to $35.1 million in the first six months of fiscal year 2010 from $29.3 million in the same period of the prior year. Gross profit as a percentage of sales increased to 37.0% in the second quarter of fiscal year 2010 from 31.1% in fiscal year 2009, and increased to 37.1% for the full six months of fiscal year 2010 from 30.3% in the prior year period. The improved gross profit was mainly attributable to our creosote segment where we experienced a shift in sales to a higher margin product in response to a temporary shortage of domestically produced creosote. We believe that the temporary shortage has been alleviated. It is also worth noting that gross profit margins in the first quarter of fiscal year 2009 were depressed by the rapid increase in commodity prices that comprised our input costs, resulting in a more marked improvement in margins in fiscal year 2010.
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
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $1.4 million in the second quarter of fiscal year 2010 to $9.8 million, or 21.7% of net sales, from $11.2 million, or 25.4% of net sales, for the same quarter of the prior fiscal year. Selling, general, and administrative expenses decreased $3.0 million in the first six months of fiscal year 2010 to $20.2 million, or 21.4% of net sales, from $23.2 million, or 24.1% of net sales, for the same period of the prior fiscal year.
Selling, general and administrative expenses associated with our two electronic chemicals segments decreased approximately $1.0 million, to $5.5 million, in the second quarter of fiscal year 2010 as compared to $6.5 million for the second quarter of fiscal year 2009, and decreased $2.6 million, to $11.5 million, in the first six months of fiscal year 2010 compared to $14.1 million in the first six months of fiscal year 2009.
We acquired our electronic chemicals business in December 2007 and incurred substantial transitional services expense with the seller of that business until the end of September 2008, as well as incurring fees to consultants assisting in the integration of the business. The transitional services expense we incurred with the seller in the first two months of fiscal year 2009 came while we built and staffed our post-transition infrastructure. We incurred non-recurring fees to consultants assisting in the transition of approximately $434,000 in the first quarter of fiscal year 2009 and believe that the redundant systems added approximately $600,000 in additional expense in the first six months of fiscal year 2009.
Additionally, distribution expenses in our two electronic chemicals segments, which are included as a sales expense, decreased by approximately $1.0 million, to $3.5 million in the second quarter of the current period as compared to $4.5 million in the same period a year ago, and decreased $2.0 million, to $7.7 million from $9.7 million for the first six months of fiscal year 2009. The reduction in distribution expenses for both the three and six months ended January 31, 2010 as compared to the same prior year periods was primarily due to lower storage, handling, packaging and freight costs resulting from improved efficiencies in our electronic chemicals business supply chain. Distribution expenses as a percentage of aggregate net sales for our electronic chemicals segments for the six months ended January 31, 2010 and 2009 was approximately 16.9% and 20.4%, respectively.

Outside of electronic chemicals, amortization expenses were lower by approximately $300,000 and $790,000 in the three and six months ended January 31, 2010 as compared with the prior year period, because certain penta segment assets that we acquired in an earlier acquisition were fully amortized by January 2009. Distribution expenses for our wood preservative chemicals and animal health segments, which represented approximately 3.4% and 3.3% of the aggregate net sales of those segments in the six months ended January 31, 2010 and 2009, respectively, were flat in the current period as compared to the same period a year ago.
Other corporate expenses for the second quarter of fiscal year 2010 increased by $326,000 compared to the same period in fiscal year 2009, and increased by $813,000 in the six months ended January 31, 2010 compared to the same period in fiscal year 2009. The increase was due primarily to an increase in other professional services and employee related costs. In the second quarter of fiscal year 2010, we incurred expense of $315,000 related to our proposed acquisition of certain electronic chemicals assets from GenChem.
Interest Expense
Interest expense was $535,000 in the second quarter of fiscal year 2010 as compared with $785,000, in the same period of fiscal year 2009. Interest expense was $1.1 million and $1.7 million for the six month period ended January 31, 2010 and 2009, respectively. The decrease was due to principal reductions on the indebtedness we incurred to fund the acquisition of the electronic chemicals business in fiscal year 2008 and the acquisition of certain penta assets in fiscal year 2005.
Income Taxes
Our effective tax rate was 37.3% and 38.7% in the second quarter of fiscal years 2010 and 2009, respectively, and 37.3% and 38.4% in the first six months of fiscal years 2010 and 2009, respectively.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $5.2 million for the first six months of fiscal year 2010 and net cash used in operating activities was $324,000 for the first six months of fiscal year 2009. Net income adjusted for depreciation and amortization increased cash to $11.4 million in the first six months of fiscal year 2010. Cash was unfavorably impacted by changes in certain operating assets and liabilities, including decreases of $2.3 million and $2.9 million in accounts payable and accrued liabilities, respectively, and an increase of $2.0 million in inventory. The decrease in accounts payable was primarily related to the timing of vendor payments in connection with creosote purchases, while the decrease in accrued liabilities was due to second quarter tax payments. Cash was favorably impacted by a decrease of $1.0 million in prepaid expenses and other current assets, mainly due to amortization of prepaid insurance.
Net cash used in investing activities in the first six months of fiscal 2010 was $390,000 as compared with $5.5 million in the prior year period. We made additions to property, plant and equipment of $500,000 during the first six months of fiscal year 2010 primarily in our electronic chemicals segments as compared to $2.2 million in the first six months of fiscal year 2009 when we incurred $1.2 million for purchases of software and shipping containers for our electronic chemicals business and $496,000 for the purchase of additional land adjacent to our facility in Matamoros. We also spent $2.9 million in the first six months of fiscal year 2009 to purchase additional inventory and accounts receivable in Israel pertaining to our acquisition of the electronic chemicals business.
In the first six months of fiscal year 2010, we made principal payments of $3.0 million on the term loan indebtedness we incurred when we purchased the electronic chemicals business. In the first six months of fiscal year 2009, we made principal payments of $6.8 million on our indebtedness which included $2.8 million related to debt incurred when we purchased the electronic chemicals business, and $4.0 million of principal outstanding on seller-financed indebtedness incurred when we purchased certain penta assets in fiscal year 2006. In the first six months of fiscal year 2009 we had $11.8 million of net borrowings on our revolving loan facility. We paid dividends of $445,000 and $443,000 in the first six months of fiscal years 2010 and 2009, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At January 31, 2010, we had no amount outstanding under that revolving facility, and our net borrowing base availability was $25.4 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations
To finance the acquisition of the electronic chemicals business in fiscal year 2008, we entered into an amended and restated credit agreement and a note purchase agreement. The new credit agreement replaced and refinanced our existing credit agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo Company. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Currently, advances on the revolving facility and the term loan facility bear interest at 1.98% per annum (LIBOR plus 1.75%). Through December 31, 2009 principal payments on the term loan were $458,333 per month, and then beginning in January 2010 principal payments are $666,667 per month for the balance of the term prior to maturity. At January 31, 2010, we had no amount outstanding on the revolving facility, and the amount outstanding on the term loan was $23.3 million.
We plan to fund the pending GenChem acquisition with available cash and borrowings under the revolving facility.
We also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2010, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA, as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009, and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 50% until April 30, 2010, and 45% thereafter. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, but add back extraordinary or non-recurring expense or loss as may be approved by our lenders. On January 31, 2010, we were in compliance with all our debt covenants.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with GAAP. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. There were no significant changes in our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

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
Interest Rate Sensitivity
As of January 31, 2010 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

As of January 31, 2010 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 1.75%, maturing on December 31, 2012. On January 31, 2010, we had no amount borrowed on our $35.0 million revolving credit line under that facility, and $23.3 million borrowed on a term loan under that same facility. Principal payments on the term loan were $458,333 per month until December 31, 2009 and they are $666,667 per month for the remaining term of the facility.
Based on the outstanding balance of the term loan and LIBOR rate as of January 31, 2010, a 1.0% change in the interest rate would result in a change of approximately $193,000 in interest expense for the next twelve months.
Foreign Currency Exchange Rate Sensitivity
We are exposed to fluctuations in foreign currency exchange rates from our electronic chemicals international segment. This segment uses a different functional currency than the U.S. Dollar which is our consolidated reporting currency. Currency translation gains and losses result from the process of translating the segment’s financial statements from its functional currency (Euros) into our reporting currency. Currency translation gains and losses have no impact on the consolidated statements of income and are recorded as accumulated other comprehensive income or loss within stockholders’ equity in our consolidated balance sheets. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.
During the three and six months ended January 31, 2010, we recognized foreign currency translation losses of approximately $1.4 million and $346,000, respectively, as accumulated other comprehensive loss in the consolidated balance sheets. At January 31, 2010, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was approximately $1.8 million.
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
There were no changes to our internal control over financial reporting during the period covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have discontinued the operation of our agricultural herbicide product line, referred to as MSMA, but in connection with that product line we were a member of the MSMA task force. As previously reported, an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), was sued by Albaugh, Inc. in 2007 claiming that AHP overbilled it for certain task force expenses. Although Albaugh Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it now claims that it was overbilled for many years by at least $900,000. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court has not yet rendered a ruling in the case. The ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

We have previously reported that a lawsuit was filed against our subsidiary, KMG de Mexico, respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The lawsuit was initially filed in 1998 Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and in April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.
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
Our annual shareholders’ meeting was held on December 8, 2009. At that meeting, the shareholders voted to elect all the nominees to our board of directors as follows:

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

2.1
Asset Purchase Agreement dated June 7, 2005 between the company and Basic Chemicals Company, LLC, filed previously as Exhibit 10.26 to the company’s report on Form 8-K filed June 13, 2005 and incorporated herein by reference.

2.2
Asset Purchase Agreement dated February 22, 2006 between the company and Boehringer Ingelheim Vetmedica, Inc., filed previously as Exhibit 10.30 to the company’s report on Form 8-K filed February 27, 2006, and incorporated herein by reference.

2.3
Asset Purchase Agreement by and among Wood Protection Products, Inc., KMG-Bernuth, Inc. and James R. Forshaw filed previously as Exhibit 2.1(v) to the company’s report on Form 8-K filed December 19, 2003, and incorporated herein by reference.

2.4
Asset Purchase Agreement dated October 19, 2007 between the company and Air Products and Chemicals, Inc., filed previously as Exhibit 10.36 to the company’s report on Form 8-K filed October 24, 2007, and incorporated herein by this reference.

2.5	Asset Purchase Agreement dated February 25, 2010 between the company and General Chemical Performance Products LLC, filed herewith and incorporated herein by reference.

10.39
Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 and initially filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, without exhibits and schedules, and re-filed herewith to include such exhibits and schedules.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: March 12, 2010

J. Neal Butler President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: March 12, 2010

John V. Sobchak Vice President and Chief Financial Officer