Form 10-Q
period 2010-04-30
KMG CHEMICALS INC
filed 2010-06-09
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-29278
KMG CHEMICALS, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2640529 (I.R.S. Employer Identification No.)

9555 West Sam Houston Parkway South, Suite 600 Houston, Texas (Address of principal executive offices)	77099 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 8, 2010, there were 11,229,487 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	April 30,	July 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,099	$7,174
Accounts receivable:
Trade, net of allowances of $477 and $595 at April 30, 2010 and July 31, 2009, respectively	26,458	21,206
Other	2,012	1,896
Inventories, net	35,362	28,163
Current deferred tax assets	698	698
Prepaid expenses and other current assets	2,168	1,638

Total current assets	70,797	60,775

PROPERTY, PLANT AND EQUIPMENT, net	69,132	54,834

DEFERRED TAX ASSETS	906	923
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	20,851	20,149
RESTRICTED CASH	193	313
OTHER ASSETS, net	2,861	2,736

TOTAL ASSETS	$168,518	$143,508

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,872	$16,606
Accrued liabilities	5,365	7,151
Current deferred tax liabilities	311	328
Current portion of long-term debt	8,000	6,966

Total current liabilities	30,548	31,051

LONG-TERM DEBT, net of current portion	53,333	39,326
DEFERRED TAX LIABILITIES	1,688	874
OTHER LONG-TERM LIABILITIES	1,224	1,280

Total liabilities	86,793	72,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,224,293 shares issued and outstanding at April 30, 2010 and 11,101,345 shares issued and outstanding at July 31, 2009	112	111
Additional paid-in capital	24,001	23,084
Accumulated other comprehensive loss	(2,890)	(1,464)
Retained earnings	60,502	49,246

Total stockholders’ equity	81,725	70,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,518	$143,508

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
NET SALES	$51,614	$45,869	$146,162	$142,309

COST OF SALES	35,658	30,519	95,103	97,693

Gross Profit	15,956	15,350	51,059	44,616

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,124	9,910	30,353	33,144

Operating income	5,832	5,440	20,706	11,472

OTHER INCOME (EXPENSE):
Interest income	3	1	5	7
Interest expense	(542)	(732)	(1,634)	(2,396)
Other, net	(69)	(15)	(168)	(295)

Total other expense, net	(608)	(746)	(1,797)	(2,684)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,224	4,694	18,909	8,788

Provision for income taxes	(1,882)	(1,902)	(6,984)	(3,473)

INCOME FROM CONTINUING OPERATIONS	3,342	2,792	11,925	5,315

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	—	(15)	—	(22)
Income tax benefit		5	—	8

Loss from discontinued operations	—	(10)	—	(14)

NET INCOME	$3,342	$2,782	$11,925	$5,301

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.30	$0.25	$1.07	$0.48
Loss from discontinued operations	—	—	—	—

Net income	$0.30	$0.25	$1.07	$0.48

Diluted
Income from continuing operations	$0.29	$0.25	$1.05	$0.47
Loss from discontinued operations	—	—	—	—

Net income	$0.29	$0.25	$1.05	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,198	11,090	11,168	11,080
Diluted	11,436	11,208	11,410	11,217
See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,925	$5,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,442	4,704
Amortization of loan costs included in interest expense	66	66
Impairment on assets of discontinued operations	—	15
Stock-based compensation expense	450	416
Bad debt expense	166	134
Inventory valuation adjustment	(4)	364
Deferred rental income	—	(48)
Deferred income tax expense (benefit)	806	(693)
Tax benefit from stock-based awards	(331)	(37)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable — trade	(5,648)	10,706
Accounts receivable — other	(225)	(857)
Inventories	202	(4,234)
Prepaid expenses and other current assets	(728)	(815)
Accounts payable	376	(7,056)
Accrued liabilities	(1,329)	1,062

Net cash provided by operating activities	10,168	9,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,233)	(2,442)
Cash used in connection with the electronic chemicals acquisition	—	(3,257)
Cash used in connection with General Chemical acquisition	(26,744)	—
Change in restricted cash	109	—

Net cash used in investing activities	(27,868)	(5,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolver credit agreement	20,000	4,777
Principal payments on borrowings on term loan	(4,958)	(8,125)
Proceeds from exercise of stock options and warrants	138	119
Tax benefit from stock-based awards	331	37
Payment of dividends	(669)	(665)

Net cash (used in) provided by financing activities	14,842	(3,857)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(217)	(262)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,075)	(790)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,174	2,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,099	$1,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,550	$2,360
Cash paid for income taxes	$7,633	$917
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
The Company has evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued, and has included the appropriate disclosures in this Report.
(2) Acquisition. On March 29, 2010, the Company acquired certain assets of the electronic chemicals business of General Chemical Performance Products, LLC (“General Chemical”). The acquired business includes products similar to the products of the Company’s existing electronic chemicals business. The purpose of the acquisition was to expand the Company’s product line and increase market share.
The purchase included inventory, a 48,000 square foot manufacturing facility in Hollister, California and certain equipment at General Chemical’s Bay Point, California facility. The Company additionally entered into a manufacturing agreement with General Chemical under which they will continue to manufacture certain acid products for us at their Bay Point facility, using the equipment at the facility which was purchased by the Company. The Company paid $26.7 million in cash which was financed with available cash and borrowings under the Company’s revolving credit facility.
The following table summarizes the consideration paid for the acquired assets and the preliminary acquisition accounting for the fair value of the assets recognized at the acquisition date (in thousands):

Consideration:

Cash	$26,744

Fair value of identifiable assets acquired:

Inventory, net of allowance	$7,604
Property, plant and equipment	17,690
Intangible assets:
Value of product qualifications	1,300
Non-compete agreement	150

Total intangible assets	1,450

Total identifiable assets acquired	$26,744

Acquisition-related costs (included in selling, general and administrative expenses in the Company’s Consolidated Statements of Income for the three and nine months ended April 30, 2010, in thousands):

Three Months	Nine Months
Ended	Ended
April 30, 2010

$25	$341

The Company expects to realize efficiencies by combining its electronic chemicals business with the operations of the business acquired from General Chemical, including efficiencies in manufacturing, purchasing, warehousing and distribution, customer service and sales, as well as all finance and accounting functions. In the one month in the third quarter of fiscal year 2010 that the Company owned the new business, we had $4.2 million of revenue from it. The operating expenses associated with those sales were included with the overall operating expenses of the Electronic Chemicals-North American segment, and it is not practicable to determine expenses associated solely with the acquired business. Additionally, the Company has begun the process of moving production of certain products to and from the newly acquired manufacturing sites, consolidating purchasing for all facilities and optimizing the supply chain logistics to customers. Considering the commonality of product lines and customer list with the newly acquired business, it will not be practicable in future reported quarters to determine the revenue solely attributable to the acquired business.
The following table sets forth pro forma results had the acquisition occurred as of the beginning of the periods presented (in thousands, except per share data). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the dates indicated.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Revenues	$58,810	$55,404	$174,381	$180,295
Operating income	6,241	5,003	22,642	12,475
Net income	3,617	2,478	13,105	5,747
Earnings per share — Basic	$0.32	$0.22	$1.17	$0.52
Depreciation included in the pro forma financial information is approximately $198,000 per month for the nine months ended April 30, 2009, and $180,000 per month for each of the other periods.
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
(4) Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share data)

Income from continuing operations	$3,342	$2,792	$11,925	$5,315
Loss from discontinued operations	—	(10)	—	(14)

Net income	$3,342	$2,782	$11,925	$5,301

Weighted average shares outstanding — Basic	11,198	11,090	11,168	11,080
Dilutive effect of options, warrants and stock awards	238	118	242	137

Weighted average shares outstanding — Diluted	11,436	11,208	11,410	11,217

BASIC EARNINGS PER SHARE

Basic earnings per share from continuing operations	$0.30	$0.25	$1.07	$0.48
Basic earnings per share on loss from discontinued operations	—	—	—	—

Basic earnings per share	$0.30	$0.25	$1.07	$0.48

DILUTED EARNINGS PER SHARE

Diluted earnings per share from continuing operations	$0.29	$0.25	$1.05	$0.47
Diluted earnings per share on loss from discontinued operations	—	—	—	—

Diluted earnings per share	$0.29	$0.25	$1.05	$0.47

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were less than 1,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and nine month periods ended April 30, 2010, respectively. For the three months ended April 30, 2009 there were 78,347 potentially dilutive securities not included in the computation of diluted earnings per share, and for the nine months ended April 30, 2009 there was an average of 56,400 potentially dilutive securities not included.

(5) Inventories. Inventories are summarized in the following table (in thousands):

	April 30,	July 31,
	2010	2009
Raw materials and supplies	$8,741	$5,865
Finished products	27,089	22,693
Less reserve for inventory obsolescence	(468)	(395)

Inventories, net	$35,362	$28,163

(6) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30,	July 31,
	2010	2009
Land	$9,580	$8,946
Buildings and improvements	33,985	30,546
Equipment	40,176	26,679
Leasehold improvements	132	153

	83,873	66,324
Less accumulated depreciation and amortization	(16,144)	(12,605)

	67,729	53,719
Construction-in-progress	1,403	1,115

Property, plant and equipment, net	$69,132	$54,834

(7) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 12 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2009. The Company recognized stock-based compensation costs of approximately $238,000 and $180,000, respectively, for the three months ended April 30, 2010 and 2009, and approximately $450,000 and $416,000, respectively, for the nine months ended April 30, 2010 and 2009 which are recorded as selling, general and administrative expenses in the consolidated statements of income.
As of April 30, 2010, the unrecognized compensation costs related to outstanding stock-based awards was approximately $2.0 million, including approximately $42,000 related to outstanding unvested stock options expected to be recognized over a weighted-average period of approximately two years and $2.0 million related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of approximately two years.
A summary of stock option and stock activity is presented below.
Stock Options and Warrants
A summary of activity for the nine months ended April 30, 2010 is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Outstanding on July 31, 2009	339,500	$3.97
Granted	—	—
Exercised (1)	(67,500)	3.92
Forfeited/Expired	—	—

Outstanding on April 30, 2010	272,000	3.98

(1)	Includes options to purchase 40,000 shares of the Company’s stock which were exercised as a net settlement. The net settlement resulted in the issuance of 33,482 shares of the Company’s stock and reflects the gross number of options available for exercise reduced by the number of options equaling the aggregate exercise price which were surrendered to the Company in consideration of the exercise price. There was no cash received by the Company on the net settlement.

The following table summarizes information about stock options outstanding at April 30, 2010 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (years)	(in thousands) (1)

Fully vested and currently exercisable	207,000	$3.88	5.1	$3,014
Expected to vest	65,000	4.31	12.2	918

Total outstanding stock options	272,000	3.98	6.8	$3,932

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on April 30, 2010.
No options were granted in the first nine months of fiscal years 2010.
The total intrinsic value of options/warrants exercised in the first nine months of fiscal years 2010 and 2009 was approximately $934,000 and $119,000, respectively.
Performance Shares
During the nine months ended April 30, 2010, there were no performance-based stock awards vested and there were 106,007 performance-based stock awards granted to certain executives as Series 1 and Series 2 awards. The fair value of the award was measured on the date of grant on March 17, 2010 using the Company’s closing stock price of $15.55. Stock-based compensation on the award will be recognized on a straight-line basis over the requisite service period of 28.5 months, beginning on the date of grant, based on the number of shares projected to vest at the end of the measurement period ending July 31, 2012, as set forth in the table below.
As of April 30, 2010, the outstanding performance-based stock awards granted to certain executives in fiscal years 2010, 2009 and 2008, are summarized below.

		Maximum		3-Year	Expected
	Series	Award	Grant-Date Fair	Measurement	Percentage of	Shares Expected
Date of Grant	Award	(Shares)	Value	Period Ending	Vesting(1)(2)	to Vest

2010 Award
03/17/2010	Series 1	63,605	$15.55	07/31/2012	100%	63,605
03/17/2010	Series 2	42,402	$15.55	07/31/2012	100%	42,402

		106,007				106,007
2009 Award
12/02/2008	Series 1	54,745	$3.19	07/31/2011	55%	30,110
12/02/2008	Series 2	36,497	$3.19	07/31/2011	20%	7,299

		91,242				37,409
2008 Award
03/03/2008	Series 1	23,220	$16.76	07/31/2010	52.5%	12,191
03/03/2008	Series 2	15,480	$16.76	07/31/2010	0%	—

		38,700				12,191

Total		235,949				155,607

(1)	Series 1: Vesting for the Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are estimated quarterly using the Company’s budget, actual results and long term projections. The expected percentage of vesting is based on performance through April 30, 2010 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

(2)	Series 2: Vesting of the Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is estimated quarterly using the Company’s budget, actual results and long-term projections. The expected percentage of vesting is based on performance through April 30, 2010 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding at the beginning and end of the nine months ended April 30, 2010 was $6.09 per share and $12.67 per share, respectively.
Time Based Shares
During the nine months ended April 30, 2010, there were 7,029 time-based stock awards granted to certain employees which vest on August 1, 2012. The fair value of the award of $109,300 was measured on the date of grant on March 17, 2010, using the Company’s closing stock price of $15.55, and will be recognized on a straight-line basis over the 28.5 month requisite service period beginning on the date of grant.
The Company also granted time-based stock awards to its non-employee directors during the nine months ended April 30, 2010. Each non-employee director will be issued shares having a value of $50,000 for service as a director for the twelve-month period ending November 30, 2010. Each non-employee director shall be issued shares in quarterly installments for service as a director in the preceding three months in an amount equal in value to $12,500 valued on the closing price of the Company’s stock as of the last trading day of each three month service period ending in February, May, August and November. The issuance of shares will be prorated for any non-employee director starting or ending service during the annual period, based on the number of months during such period that the non-employee director served as a director, with any day of service during a month being counted as service for the month. The aggregate grant-date fair value of the award was $391,667, which includes awards of $350,000 for seven non-employee directors, with a grant date of December 8, 2009, and $41,667 for one non-employee director with a grant date of February 22, 2010. Stock-based compensation for non-employee director awards is recognized on a straight-line basis over the respective requisite service period between the grant date and November 30, 2010.
A summary of activity for time-based stock awards for the nine months ended April 30, 2010 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding on July 31, 2009	31,959	$6.61
Granted (1)	32,091	15.61
Vested	(26,986)	7.08
Forfeited	(2,351)	15.95

Outstanding on April 30, 2010	34,713	13.93

(1)	Includes the fiscal year 2010 non-employee director awards calculated based on the aggregate value of the award of $391,667 divided by the Company’s closing stock price on the respective date of grant. The number of shares reflected here does not represent the number of shares expected to vest, since the shares vested will be determined on the last trading day at the end of each three-month service period beginning December 1, 2009.
The total fair value of shares vested during the nine months ended April 30, 2010 and 2009 was approximately $191,000 and $96,000, respectively.
There were 11,410 time based awards granted during the nine months ended April 30, 2009 with a weighted-average grant date fair value of $3.19.

(8) Intangible Assets.
Intangible assets are summarized as follows (in thousands):

	April 30, 2010
	Original	Accumulated	Carrying
	Cost	Amortization	Amount

Intangible assets subject to amortization: (range of useful life):

Creosote supply contract (10 years)	$4,000	$(3,622)	$378
Other creosote related assets (5 years)	131	(131)	—
Penta supply contract and other related assets (3-5 years)	7,288	(7,286)	2
Animal health trademarks (4-5 years)	364	(356)	8
Animal health product registrations and other related assets (5-20 years)	6,165	(1,583)	4,582
Electronic chemicals-related contracts (3-8 years)	1,164	(762)	402
Electronic chemicals-related trademarks and patents (10-15 years)	117	(24)	93
Electronic chemicals-value of product qualifications (5 years)	1,300	(18)	1,282

Total intangible assets subject to amortization	$20,529	$(13,782)	6,747

Intangible assets not subject to amortization:
Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,851

	July 31, 2009
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,422)	$578
Other creosote related assets (5 years)	131	(129)	2
Penta supply contract and other related assets (3-5 years)	7,288	(7,273)	15
Animal health trademarks (4-5 years)	364	(349)	15
Animal health product registrations and other related assets (5-20 years)	6,165	(1,328)	4,837
Electronic chemicals-related contracts (3-5 years)	1,014	(516)	498
Electronic chemicals-related trademarks and patents (10-15 years)	117	(17)	100

Total intangible assets subject to amortization	$19,079	$(13,034)	6,045

Intangible assets not subject to amortization:
Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,149

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $261,000 and $249,000 for the three month periods ended April 30, 2010 and 2009, respectively, and approximately $748,000 and $1.5 million for the nine month periods ended April 30, 2010 and 2009, respectively.
(9) Dividends. Dividends of approximately $224,000 ($0.02 per share) and $222,000 ($0.02 per share) were declared and paid in the third quarter of fiscal years 2010 and 2009, respectively. Dividends of approximately $669,000 ($.04 per share) and $665,000 ($0.04 per share) were declared and paid in the first nine months of fiscal years 2010 and 2009, respectively.

(10) Comprehensive Income (Loss). The Company’s other comprehensive income (loss) includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive income (loss) in the consolidated balance sheets. The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Net income	$3,342	$2,782	$11,925	$5,301
Other comprehensive income (loss):
Net foreign currency translation (loss) gain	(1,080)	737	(1,426)	(3,969)

Total comprehensive income	$2,262	$3,519	$10,499	$1,332

(11) Segment Information. The Company operates five reportable segments organized around its three product lines: electronic chemicals, wood preserving chemicals, animal health products.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Sales
Electronic Chemicals — North America (1)	$24,755	$14,284	$61,199	$53,027
Electronic Chemicals — International (2)	4,817	2,960	14,278	12,028
Penta	5,734	6,914	16,784	19,883
Creosote	13,022	18,211	47,219	50,249
Animal Health	3,286	3,500	6,682	7,122

Total sales for reportable segments	$51,614	$45,869	$146,162	$142,309

Depreciation and amortization
Electronic Chemicals — North America	$940	$656	$2,383	$1,920
Electronic Chemicals — International	213	178	624	562
Penta	149	155	458	1,249
Creosote	67	75	206	224
Animal Health	190	191	573	570
Other — general corporate	66	61	198	179

Total consolidated depreciation and amortization	$1,625	$1,316	$4,442	$4,704

Segment income (loss) from operations (3)
Electronic Chemicals — North America	$3,005	$382	$6,929	$3,132
Electronic Chemicals — International	(57)	(1,031)	534	(787)
Penta	1,755	2,842	5,790	6,029
Creosote	3,031	4,686	14,237	8,854
Animal Health	281	185	(9)	(353)

Total segment income from operations	$8,015	$7,064	$27,481	$16,875

	April 30,	July 31,
	2010	2009
Assets
Electronic Chemicals — North America (4)	$77,405	$49,610
Electronic Chemicals — International	27,321	26,258
Penta	19,805	20,169
Creosote	17,171	18,894
Animal Health	18,172	17,157

Total assets for reportable segments	$159,874	$132,088

(1)	Net of intersegment transactions of $3,000 and $22,000 for the three and nine month periods ended April 30, 2010, respectively, and $255,000 and $154,000 for the three and nine month periods ended April 30, 2009, respectively, which were eliminated in consolidated sales.

(2)	Net of intersegment transactions of $239,000 and $844,000 for the three and nine month periods ended April 30, 2010, respectively, and $458,000 and $819,000 for the three and nine month periods ended April 30, 2009, respectively, which were eliminated in consolidated sales.

(3)	Certain reclassifications of prior year amounts have been made to conform to current year presentation.

(4)	Includes $26.7 million of assets acquired on March 29, 2010 in connection with the General Chemical acquisition. See note 2.

A reconciliation of total segment information to consolidated amounts is as follows:

	April 30,	July 31,
	2010	2009
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$159,874	$132,088
Total assets for discontinued operations (1)	760	856
Cash and cash equivalents	2,739	6,613
Prepaid and other current assets	2,145	1,070
Other	3,000	2,881

Total assets	$168,518	$143,508

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Sales:
Total sales for reportable segments	$51,614	$45,869	$146,162	$142,309

Net sales	$51,614	$45,869	$146,162	$142,309

Segment income from operations:
Total segment income from operations (2)	$8,015	$7,064	$27,481	$16,875
Other corporate expense (2)	(2,183)	(1,624)	(6,775)	(5,403)

Operating income	5,832	5,440	20,706	11,472
Interest income	3	1	5	7
Interest expense	(542)	(732)	(1,634)	(2,396)
Other expense, net	(69)	(15)	(168)	(295)

Income from continuing operations before income taxes	$5,224	$4,694	$18,909	$8,788

(1)	Includes approximately $760,000 and $830,000 as of April 30, 2010 and July 31, 2009, respectively, of long-term deferred tax assets related to discontinued operations.

(2)	Certain reclassifications of prior year amounts have been made to conform to current year presentation.
Other corporate expenses as disclosed in the table above represent those expenses that could not be directly identified with a particular business segment. Those expenses include acquisition transaction costs and expenses associated with the Company’s Houston headquarters, such as executives and other employees, outside legal and accounting services, board compensation, expenses associated with being a publicly traded entity, audit expense and fees related to the listing of our stock.
(12) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	April 30,	July 31,
	2010	2009
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 1.75% (2.02% at April 30, 2010)	21,333	26,292
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 1.75% (2.00% at April 30, 2010)	20,000	—

Total debt	61,333	46,292
Current portion of long-term debt	(8,000)	(6,966)

Long-term debt, net of current portion	$53,333	$39,326

To finance the acquisition of the electronic chemicals business in fiscal year 2008, the Company entered into an amended and restated credit agreement and a note purchase agreement. The credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association (a subsidiary of Wells Fargo and Co.), Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. The Company amended those facilities in March 2010 to increase the amount that may be borrowed under the revolving loan facility to $50.0 million. The revolving loan and term loan facilities each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Currently, advances on the revolving facility and the term loan facility bear interest at 2.1% per annum (LIBOR plus 1.75%). For the first 24 months of the term facility, principal payments were $458,333 per month and then beginning in January 2010 principal payments are $666,667 per month for the balance of the term prior to maturity.
The purchase of electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving facility.
At April 30, 2010, there was $20.0 million outstanding on the revolving facility, and the amount outstanding on the term loan was $21.3 million.
In fiscal year 2008, the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2010, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009 and 3.0 to 1.0 thereafter. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, but adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. On April 30, 2010, the Company was in compliance with all of its debt covenants.
The Company’s purchase of certain pentachlorophenol assets from Basic Chemical Company in fiscal 2006 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. That indebtedness was paid in full on October 30, 2008.
(13) Discontinued Operations. In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During the three and nine months ended April 30, 2009, there were no sales reported in discontinued operations, and the Company reported a net loss from discontinued operations of $10,000 and $14,000, respectively. No amounts were recorded for the three and nine months ended April 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood preservation chemicals and animal health products. Our electronic chemicals are used in the manufacturing of semiconductors. Our wood preserving chemicals, pentachlorophenol (“penta”) and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health products are used on cattle, other livestock and poultry to protect the animals from flies and other pests.
On March 29, 2010, we completed the acquisition of certain assets of the electronic chemicals business of General Chemical Performance Products, LLC (“General Chemical”). The acquisition included chemical manufacturing equipment and a facility at Hollister, CA and certain equipment at Pittsburg, CA (Bay Point) for a total cash purchase price of $26.7 million. The purchase included inventory of $7.6 million. The assets comprised the high purity process chemicals business of General Chemical, a leading supplier of high purity wet process chemicals to the semiconductor industry.
The acquisition increases our share of the wet process chemicals market in the United States and expands our presence in Asian markets. We expect to achieve greater operational efficiencies from the acquisition, and have added certain strategic processes and products we did not previously have the capability to produce at our other facilities. After completion of the integration of the acquisition, we expect to eventually achieve an improvement of approximately two percentage points in the operating margin for our Electronic Chemicals-North American segment.
Results of Operations
Three and Nine Month Periods Ending April 30, 2010 compared with Three and Nine Month Periods Ending April 30, 2009
Segment Data
Segment data is presented for our five reportable segments for the three and nine month periods ended April 31, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Sales
Electronic Chemicals — North America	$24,755	$14,284	$61,199	$53,027
Electronic Chemicals — International	4,817	2,960	14,278	12,028
Penta	5,734	6,914	16,784	19,883
Creosote	13,022	18,211	47,219	50,249
Animal Health	3,286	3,500	6,682	7,122

Total sales for reportable segments	$51,614	$45,869	$146,162	$142,309

The segment data should be read with our consolidated financial statements and related notes thereto included elsewhere in this report.
Net Sales
Net sales increased $5.7 million, or 12.5%, to $51.6 million in the third quarter of fiscal year 2010 as compared with $45.9 million for the same period of the prior year. For the first nine months of fiscal year 2010, net sales increased $3.9 million, an increase of 2.7%, to $146.2 million from $142.3 million for the same period in the prior fiscal year. Sales of electronic chemicals in North America and internationally improved in the third quarter and the first nine months of fiscal year 2010 compared with the same periods in fiscal year 2009, as electronic chemical sales have recovered from the downturn they experienced beginning in the second quarter of fiscal year 2009. However, improved net sales in electronic chemicals was offset by a decline in sales in both of our wood treating chemical segments in the third quarter and the first nine months of fiscal year 2010 as compared with the fiscal year 2009 periods.

In the third quarter of fiscal year 2010, the electronic chemicals North America segment had net sales of $24.8 million, an increase of $10.5 million, or 73.3%, as compared to the prior year period. For the first nine months of fiscal year 2010, electronic chemical sales in North America were up as compared to fiscal year 2009 by $8.2 million, or 15.4%, to $61.2 million from $53.0 million. Both the three and nine month periods of fiscal year 2010 included $4.2 million of net sales related to the recently acquired General Chemicals business reflecting one month of sales. Our electronic chemicals international segment had net sales of $4.8 million in the third quarter of fiscal year 2010 as compared to $2.9 million for the prior year, an improvement of $1.9 million, or 62.7%. The segment improved $2.3 million for the full nine months in fiscal year 2010 over the prior year to $14.3 million from $12.0 million, an 18.7% improvement. In the world-wide economic downturn, demand softened in both of our electronic chemicals segments beginning in the second quarter of fiscal year 2009. We have seen substantial improvement in both electronic chemical segments in fiscal year 2010.
Net sales of penta products decreased $1.2 million, or 17.1%, to $5.7 million in the third quarter of fiscal year 2010 as compared to net sales of $6.9 million in the prior year period. In the first nine months of fiscal year 2010, penta sales declined to $16.8 million from $19.9 million, a decrease of $3.1 million, or 15.6%. The decrease in sales for the quarter and for the nine month period was from lower volume as we have seen a lessening of utility pole treating in response to overall economic conditions. Additionally, the first quarter of fiscal year 2009 was an especially strong quarter for penta sales, so the comparison for the nine month period shows a particularly marked decline. We do not anticipate a further significant decrease from those levels through the end of the calendar year.
Creosote net sales decreased in the third quarter of fiscal year 2010, as compared with the prior year period, by $5.2 million, or 28.5%, to $13.0 million from $18.2 million. In the first nine months of fiscal year 2010, creosote net sales declined by $3.0 million, or 6.0%, to $47.2 million from $50.2 million in fiscal year 2009. Creosote volume for the three and nine month periods ended April 30, 2010 declined approximately 32% and 23%, respectively, in each of those periods as compared with the prior year period. We have seen a decrease in demand by railroads for crossties treated with creosote from the top of the historical range where it had been for several years. Railroads generally react to lessened traffic by slowing maintenance programs. We are currently negotiating a long term supply agreement with a large creosote customer who purchased a portion of its 2010 needs from outside of the United States, but we expect to see a continuation of the effect of those purchases in the fourth quarter. We expect creosote sales volume in the fourth quarter to increase marginally from third quarter levels.
Net sales of animal health products decreased by $214,000, or 6.1%, to $3.3 million in the third quarter of fiscal year 2010 as compared with $3.5 million in the prior year period. For the first nine months of fiscal year 2010, net sales of animal health products were down $440,000, or 6.2%, to $6.7 million from $7.1 million in the prior year. We incurred approximately $221,000 of third party distributor fees in the third quarter of fiscal year 2010, which are accounted for as a reduction in net sales. As a result, sales in the third quarter and first nine months of the current fiscal year compared to the same periods of fiscal year 2009 were relatively flat and lower by $219,000, respectively. The seasonal usage of animal health pesticides is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Our revenue from the animal health products segment is seasonal and weighted to the third and fourth fiscal quarters. Revenues from products subject to significant seasonal variations represented less than 6.0% of our fiscal year 2009 revenues.
Gross Profit
Gross profit increased by $606,000, or 3.9%, to $16.0 million in the third quarter of fiscal year 2010 from $15.4 million in the same quarter the prior year. Gross profit increased by $6.4 million, or 14.4%, to $51.1 million in the first nine months of fiscal year 2010 from $44.6 million in the same period of the prior year. Gross profit as a percentage of sales decreased to 30.9% in the third quarter of fiscal year 2010 from 33.5% in fiscal year 2009, but increased to 34.9% for the full nine months of fiscal year 2010 from 31.4% in the prior year period. For the third quarter, gross profit improved on increased sales in both of our electronic chemicals segments by $3.5 million as compared to the same period a year ago. This was offset in part by a decrease in both of our wood treating segments which realized declines in net sales for the period. For the nine month period we realized higher gross profits in our electronic chemicals and creosote segment, mainly on improved sales in our electronic chemicals segments and a shift in sales to a higher margin product for creosote during the second quarter of fiscal year 2010. It is also worth noting that gross profit margins in the first half of fiscal year 2009 were depressed by the rapid increase in commodity prices that comprised our input costs, resulting in a more marked improvement in margins in fiscal year 2010.
A manufacturing agreement was entered into with General Chemical in connection with our acquisition of their electronic chemicals business on March 29, 2010. That agreement requires KMG to pay all of the direct costs of manufacturing associated with the production of electronic chemicals at General Chemical’s Bay Point, CA facility in addition to a monthly fee set initially at $117,000, which we incurred for one month in the third quarter. The monthly fee is expected to reduce to approximately $42,000 near the beginning of calendar year 2011.
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

Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $214,000 in the third quarter of fiscal year 2010 to $10.1 million, or 19.6% of net sales, from $9.9 million, or 21.6% of net sales, for the same quarter of the prior fiscal year. Selling, general, and administrative expenses decreased $2.8 million in the first nine months of fiscal year 2010 to $30.4 million, or 20.8% of net sales, from $33.1 million, or 23.3% of net sales, for the same period of the prior fiscal year.
Selling, general and administrative expenses associated with our two electronic chemicals segments of $6.1 million in the third quarter of fiscal year 2010 was flat as compared to $6.2 million for the third quarter of fiscal year 2009, and decreased $2.7 million, to $17.6 million, in the first nine months of fiscal year 2010 compared to $20.3 million in the first nine months of fiscal year 2009.
We acquired our electronic chemicals business in December 2007 and incurred substantial transitional services expense with the seller of that business until the end of September 2008, as well as incurring fees to consultants assisting in the integration of the business. The transitional services expense we incurred with the seller in the first two months of fiscal year 2009 came while we built and staffed our post-transition infrastructure. These transition and integration costs totaled approximately $1.0 million and were incurred predominantly in the first quarter of fiscal year 2009.
Additionally, distribution expenses in our two electronic chemicals segments, which are included in selling, general and administrative expenses, were flat for the third quarter of fiscal year 2010 at $4.0 million as compared to $4.0 million for the same period a year ago, and decreased by approximately $2.0 million, to $11.7 million for the first nine months of fiscal year 2010 as compared to $13.7 million in the same period a year ago. The reduction in distribution expenses for the nine months ended April 30, 2010 as compared to the same prior year periods was due to lower storage, handling, packaging and freight costs of approximately $2.3 million resulting from improved efficiencies in our electronic chemicals business supply chain. Distribution expenses as a percentage of aggregate net sales for our electronic chemicals segments for the nine months ended April 30, 2010 and 2009 was approximately 15.5% and 21.1%, respectively.
Outside of electronic chemicals, selling, general and administrative expenses related to our wood treating and animal health segments decreased by $282,000 for the third quarter of fiscal year 2010 as compared to the same period for the prior year and decreased by $1.4 million for the nine month period ended April 30, 2010 as compared to the same period a year ago. The nine-month period ended April 30, 2010 included lower amortization expenses of approximately $795,000 as compared with the prior year period, because certain penta segment assets that we acquired in an earlier acquisition were fully amortized by January 2009. Because of operational efficiencies initiated in fiscal year 2009 and savings realized from using a third party for distribution of certain animal health products, our animal health segment incurred lesser costs of approximately $600,000 for the nine month period compared to the prior year. Distribution expenses for our wood preservative chemicals and animal health segments, which represented approximately 3.5% and 2.9% of the aggregate net sales of those segments in the nine months ended April 30, 2010 and 2009, respectively, were $783,000 and $2.5 million for the three and nine months ended April 30, 2010, respectively, and $610,000 and $2.2 million for the three and nine months ended April 30, 2009, respectively.
Other corporate expenses for the third quarter of fiscal year 2010 increased by $559,000 compared to the same period in fiscal year 2009, and increased by $1.4 million in the nine months ended April 30, 2010 compared to the same period in fiscal year 2009. The increase was due primarily to an increase in other professional services and employee related costs. In the third quarter and first nine months of fiscal year 2010, we incurred expense of $126,000, and $441,000, respectively, related to our acquisition and integration of certain electronic chemicals assets from General Chemical.
Interest Expense
Interest expense was $542,000 in the third quarter of fiscal year 2010 as compared with $732,000, in the same period of fiscal year 2009. Interest expense was $1.6 million and $2.4 million for the nine month period ended April 30, 2010 and 2009, respectively. The decrease was due to principal reductions on the indebtedness we incurred to fund the acquisition of the electronic chemicals business in fiscal year 2008.
Income Taxes
Our effective tax rate was 36.0% and 40.5% in the third quarter of fiscal years 2010 and 2009, respectively, and 36.9% and 39.5% in the first nine months of fiscal years 2010 and 2009, respectively. The lower effective tax rate for the fiscal year 2010 came primarily from a reduction in a previously recorded valuation allowance.

Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $10.2 million for the first nine months of fiscal year 2010 and net cash provided by operating activities was $9.0 million for the first nine months of fiscal year 2009. Net income adjusted for depreciation and amortization increased cash to $16.4 million in the first nine months of fiscal year 2010. Cash was unfavorably impacted by an increase of $5.6 million in accounts receivable primarily in our electronic chemicals North America segment.
Net cash used in investing activities in the first nine months of fiscal 2010 was $27.9 as compared with $5.7 million in the prior year period. We made additions to property, plant and equipment of $1.2 million during the first nine months of fiscal year 2010 primarily for the purchase of shipping containers in our electronic chemicals segments as compared to $2.4 million in the first nine months of fiscal year 2009 which included $1.4 million for purchases of software and shipping containers for our electronic chemicals business and $496,000 for the purchase of additional land adjacent to our facility in Matamoros. In the first nine months of fiscal year 2010, we used $26.7 million to complete the purchase of the General Chemical assets which included $17.7 million for additions to property, plant and equipment and $7.6 million of inventory. We also spent $2.9 million in the first nine months of fiscal year 2009 to purchase additional inventory and accounts receivable in Israel pertaining to our acquisition of the electronic chemicals business.
In the first nine months of fiscal year 2010, we made principal payments of $5.0 million on the term loan indebtedness we incurred when we purchased the electronic chemicals business from Air Products. We had net borrowings under our revolving credit facility of $20.0 million that was used to finance the General Chemical asset acquisition during the third quarter of fiscal year 2010. In the first nine months of fiscal year 2009, we made principal payments of $8.1 million on our indebtedness which included $4.1 million related to debt incurred when we purchased the electronic chemicals business from Air Products, and $4.0 million of principal outstanding on seller-financed indebtedness incurred when we purchased certain penta assets in fiscal year 2006. We had $4.8 million of net borrowings on the revolver during the nine months ended April 30, 2009. We paid dividends of $669,000 and $665,000 in the first nine months of fiscal years 2010 and 2009, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At April 30, 2010, we had $20.0 million outstanding under that revolving facility, and our net borrowing base availability was $11.5 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.
Long Term Obligations
To finance the acquisition of the electronic chemicals business in fiscal year 2008, we entered into an amended and restated credit agreement and a note purchase agreement. The credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The amended and restated facility was entered into with Wachovia Bank, National Association, Bank of America, N.A. (subsidiary of Wells Fargo and Company), The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature on December 31, 2012. We amended these facilities in March 2010 to increase the amount that may be borrowed under our revolving loan facility to $50.0 million. The revolving loan and term loan facilities each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Currently, advances on the revolving facility and the term loan facility bear interest at 2.1% per annum (LIBOR plus 1.75%). Through December 31, 2009 principal payments on the term loan were $458,333 per month, and then beginning in January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving facility. At April 30, 2010, we had $20.0 million borrowed on the revolving facility, and the amount outstanding on the term loan was $21.3 million.
We also have a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2010, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including maintaining a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA, as amended effective January 30, 2009, of 3.5 to 1.0 through January 31, 2009, 3.25 to 1.0 from February 1, 2009 through April 30, 2009, and 3.0 to 1.0 thereafter. We must also maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, but add back extraordinary or non-recurring expense or loss as may be approved by our lenders. On April 30, 2010, we were in compliance with all our debt covenants.
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
Interest Rate Sensitivity
As of April 30, 2010 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
As of April 30, 2010 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 1.75%, maturing on December 31, 2012. On April 30, 2010, we had $20.0 million borrowed on our $50.0 million revolving credit line under that facility, and $21.3 million borrowed on a term loan under that same facility. Principal payments on the term loan were $458,333 per month until December 31, 2009 and they are $666,667 per month for the remaining term of the facility.
Based on the outstanding balances of the term loan and revolving credit line, LIBOR rate as of April 30, 2010, and incorporating anticipated principal payments for the next twelve months, a 1.0% change in the interest rate would result in a change of approximately $340,000 in interest expense for the next twelve months.
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

During the three and nine months ended April 30, 2010, we recognized foreign currency translation losses of approximately $1.1 million and $1.4 million, respectively, as accumulated other comprehensive loss in the consolidated balance sheets. At April 30, 2010, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was approximately $2.9 million.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have previously reported that a lawsuit was filed in 2007 against us in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs. Cleveland G. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that air emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood preservative chemicals to the facility. The court granted our motion for summary judgment and dismissed us from the case, but the plaintiffs have appealed that ruling. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
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
ITEM 6. EXHIBITS
The financial statements are filed as part of this report in Item 1. The following documents are filed as exhibits. Documents (if any) marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.
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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: June 9, 2010

J. Neal Butler President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: June 9, 2010

John V. Sobchak Vice President and Chief Financial Officer