Form 10-K
period 2010-07-31
KMG CHEMICALS INC
filed 2010-10-14
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of $13.75 on the Nasdaq Global Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2010) was $84,013,738.
As of October 13, 2010, there were 11,291,516 shares of the registrant’s common stock, par value $0.01, per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement pertaining to the December 7, 2010 annual meeting of shareholders is incorporated by reference in Part III of this report.

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
We have acquired and currently operate businesses selling electronic chemicals, industrial wood preservatives and animal health products. Our electronic chemicals segment provides high purity wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier of high purity wet process chemicals to the semiconductor industry in the United States, and have a significant presence in Europe. Our wood preserving chemicals, pentachlorophenol, or penta, and creosote, are sold to industrial customers who use these preservatives primarily to extend the useful life of utility poles and railroad crossties. We are the only supplier of penta in North America, and we are the principal supplier of creosote in the United States to wood treaters who do not produce their own creosote. Our animal health products are used as feed supplements for livestock, for farm and ranch hygiene and to protect cattle, swine and poultry from flies and other parasitic insects.
For the twelve months ended July 31, 2010, we generated revenues of $208.6 million and net income of $15.3 million. On July 31, 2010, we had total long-term debt, including the current portion, of $59.3 million, cash and cash equivalents of $4.7 million and total stockholders’ equity of $84.8 million.
Business Strategy
We seek to build profitability for our shareholders by discovering and exploiting opportunities that others overlook, while adhering to our core values: Safety First, Reliability to our Customers, Run Lean, Character Counts, Respect for Others and Excellence in Simplicity. To achieve that objective, our business strategies are:
•	Operate. We seek to increase the profitability and maximize the cash flow and return on invested capital of our businesses by focusing on customer satisfaction, rational pricing policies, optimization of operating assets, efficient management of raw material purchasing and finished goods distribution, and maintaining a low overhead structure.
•	Acquire. The cash flow generated by the businesses that we operate provides us with the ability to pursue further acquisitions in order to build on one of our existing segments, or to establish a new business platform for future growth. We screen though many market segments and acquisition candidates to find opportunities that exhibit the characteristics described above. We systematically approach identified acquisition candidates to attempt to structure an acquisition that meets our financial requirements. We typically do not spend a material sum of money on third party services in pursuit of an acquisition candidate until we feel the opportunity has a reasonable likelihood of meeting our financial requirements and of closing.
•	Integrate. We have consistently been improving our ability as an organization to efficiently integrate progressively larger acquisitions. Our focus is to maintain reliable service to our customers during the integration period, identify and harvest the long-term synergies, and efficiently absorb acquisitions into our operations. An effective integration strategy sets the stage for optimized operations.

Business Segments
Electronic Chemicals. Our electronic chemicals business sells high purity wet process chemicals to the semiconductor industry. High purity process chemicals are used to clean and etch silicon wafers in the production of semiconductors. The business was acquired in December 2007 from Air Products and Chemicals, Inc. (“Air Products”), and expanded with our purchase in March 2010 of the electronic chemicals business of General Chemical Performance Products LLP (“General Chemical”). Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol and various blends of chemicals. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. To accomplish that objective, we purchase chemicals as raw materials from various suppliers, some of which are further purified. We are then responsible for their purity level, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in several containers, including bottles, drums, and totes and in bulk. This process is largely accomplished at our Pueblo, Colorado, Hollister, California and Milan, Italy facilities, although we currently contract with Air Products and General Chemical to produce certain products for us at their facilities. Our electronic chemicals business accounted for 54% of our net sales in fiscal year 2010, 45% in fiscal year 2009 and 40% (over the seven months we had the business) in fiscal year 2008.
Wood Preserving Chemicals—Penta and Creosote. We supply penta and creosote to industrial customers who use these products to extend the useful life of wood, primarily utility poles and railroad crossties. Our penta products include penta blocks, solutions and hydrochloric acid, a byproduct of penta production. Penta is used primarily to treat utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico. We sell solid penta to our customers, or make it into a liquid solution of penta concentrate at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. We sell penta products primarily in the southeastern and northwestern United States and in Canada. The hydrochloric acid we produce as a byproduct of penta production is sold in Mexico for use in the steel and oil well service industries. Our penta segment constituted about 11% of our net sales in fiscal year 2010, 14% in fiscal year 2009 and 17% in fiscal year 2008.
Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. Until recently, purchases of wood crossties by United States and Canadian railroads had for several years been at the top of their historic range of from about 15.0 million to 22.0 million ties. Starting in calendar year 2010, however, crosstie purchases have declined toward the middle of that range. Almost all wood crossties are treated with creosote. We believe that less than 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our creosote segment constituted about 30% of our net sales in fiscal year 2010, 35% in 2009 and 36% in 2008.
Animal Health Products. We sell animal health products for cattle, swine and poultry to promote healthy growth and to protect them from disease and from flies and other parasitic insects. Our animal health products include biotech feed additives for livestock, farm and ranch disinfectants, oral larvicides, ear tags, sprays and dust products. We are a distributor for the feed additives and disinfectants made by our suppliers, and we manufacture most of our other animal health products at our Elwood, Kansas facility or under agreements with third-party formulators. Our animal health products are sold under the trade names Zymace, Lactomace, Protomace, Proxitane, Avenger, Rabon, Ravap, Patriot and Annihilator, among others. We entered distribution agreements for the sale of the feed additives and hygiene products in fiscal year 2010. We first purchased the Rabon and Ravap pesticide product lines in fiscal years 2003 and 2004, respectively. The Rabon and Ravap products contain tetrachlorvinphos and include oral larvicides, insecticidal powders and liquid sprays. We expanded our presence in animal health pesticides in fiscal year 2006 by purchasing additional product lines, including insecticide ear tags for cattle, along with several liquid and dust formulations for livestock and their premises. Our animal health products are sold in the United States, Canada, Australia, Mexico and several other countries in Latin America. Sales of our animal health products are seasonal in that they are sold primarily in the warmer months of the year when pesticide control is most needed. In fiscal years 2007 through 2010, on average approximately 70% of the sales of the animal health segment were concentrated in the third and fourth quarters of our fiscal year. Our animal health products segment comprised about 5% of our net sales in fiscal year 2010, 6% in fiscal year 2009 and 7% in fiscal year 2008.

Suppliers
In electronic chemicals we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts, including sulfuric and phosphoric acid, isopropyl alcohol and hydrogen peroxide. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity products to our customers. In particular, General Chemical operates their Bay Point, CA facility under a manufacturing agreement with us to produce our principal source for hydrofluoric acid in North America. No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.
In our wood preserving chemical segments, we depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and co-solvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell from two suppliers, VFT Belgium N.V. and Koppers, Inc. Our creosote supply agreements with each of them provide that we purchase an agreed minimum volume of creosote in each calendar year at a fluctuating, mutually agreed or formula-based price.
We sometimes have more than one source for raw materials for our animal health products. However, we have only one supplier, R&D Life Sciences, LLC, for our feed additives, one supplier, Solvay Chemicals, Inc., for our hygiene products and one supplier each for three other animal health active ingredients, tetrachlorvinphos (used in our Rabon and Ravap products), dichlorvos and endosulfan (used in Avenger ear tags). Each of these raw materials is purchased under a supply agreement. We believe that where we do not have supply contracts, the necessary raw materials for our animal health pesticides are available from a variety of sources.
Customers
We sell our products to approximately 350 customers. One of our electronic chemicals customers, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2010, 2009 and 2008. One of our creosote customers completed an acquisition of another of our creosote customers in fiscal year 2010. Although neither of those customers accounted for 10% or more of our revenues in fiscal year 2010, together they did account for 10% or more. No other customer accounted for 10% or more of our revenue in fiscal years 2010, 2009 and 2008. The loss of the electronic chemicals customer or the now consolidated creosote customer would have a material adverse effect on sales of our electronic chemicals and creosote products, respectively. Assuming that the level of overall demand for wood preserving chemicals remained the same, we do not believe that the loss of any other customer of our wood preserving or animal health segments would have a material adverse effect on sales of our wood preserving chemicals.
Marketing
We sell to our electronic chemicals customers through a combination of strategic account managers and account managers organized by geographic region. Our wood preserving chemicals and animal health products are sold in the United States through a sales force organized by product or by geographic regions, and supplemented in the case of animal health products beginning in fiscal year 2010 by a marketing arrangement with a third-party marketing company, Agri Labs, Inc. We no longer sell wood preserving chemicals outside of North America, but for sales of animal health products we have retained a sales representative in Latin America who has established and maintains a network of approximately 10 distributors for our products throughout that region.
Geographical Information
Sales made to customers in the United States were 84% of total revenues in fiscal year 2010, 85% in 2009 and 87% in 2008. Sales made outside of the United States were primarily electronic chemicals sold in Israel and Europe, particularly in Italy, France and the United Kingdom. As of the end of fiscal year 2010, our property, plant and equipment were allocated, based on net book value, 74% in the United States, 22% in Italy where one of our electronic chemical facilities is located and 4% in Mexico where our penta manufacturing facility is located.
Competition
There are only a few firms competing with us in the sale of our products. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

In electronic chemicals in North America, we believe that we have the largest market share, and our principal competitors include Honeywell, Kanto Corporation and Avantor (formerly Mallinckrodt Baker). Internationally, we compete in Europe primarily against BASF, Honeywell and the OM Group. We believe BASF has a more significant market share than we do in Europe, but we believe our market share approximates that of the other two principal competitors in Europe. We do not participate materially in the market in Asia.
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
The principal wood preserving chemicals for industrial users are penta, creosote and chromated copper arsenate, or CCA. We supply United States industrial users with both penta and creosote, but not CCA. We are the only manufacturer of penta in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta and that less than 10% are treated with creosote. The remaining poles are treated primarily with CCA. We provide the wood treating industry in the United States with most of its annual consumption of creosote not produced by Koppers, Inc. for its internal use.
In the animal health segment, we compete with several companies, particularly in the sale and distribution of pesticide ear tags. Our principal ear tag competitors include Bayer, Y-Tex and Schering Plough. We believe that our market share for animal health pesticides is similar to that of our principal competitors.
Additionally, our wood preserving chemicals and our animal health pesticides must be registered prior to sale under United States law. See “—Environmental and Safety Matters—Licenses, Permits and Product Registrations.” As a condition to registration, any company wishing to manufacture and sell these products must provide substantial scientific research and testing data regarding the chemistry and toxicology of the products to the U.S. Environmental Protection Agency (“EPA”). This data must be generated by the applicant, or the applicant must purchase access to the information from other data providers. We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors, particularly those with lesser financial resources. While we have no reason to believe that the product registration requirement will be discontinued or materially modified, we cannot give any assurances as to the effect of such a discontinuation or modification on our competitive position.
Employees
As of the end of fiscal year 2010, we had a total of 318 full-time employees. At our corporate offices in Houston, Texas, we employed 44 persons. At the end of the fiscal year, we had the following number of employees at our other facilities: 72 at Pueblo, Colorado, 30 at Hollister, California, 68 at Milan, Italy, 59 at Matamoros, Mexico, 5 at Tuscaloosa, Alabama, 12 at Elwood, Kansas, and the remainder of our employees worked from home or at the Bay Point facility of General Chemical. Thirteen of our employees in the United States are represented by a labor union. Thirty-five (59%) of our employees in Mexico are represented under an annual labor agreement that was last renewed in May 2010. We believe that we have good relations with our employees.
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
The Federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws, regulate the treatment, storage, disposal, remediation and transportation of wastes including those designated as “hazardous wastes.” The EPA and various state agencies have limited the disposal options for these wastes and impose numerous regulations upon the treatment, storage, disposal, remediation and transportation of those wastes. Our operations generate wastes that are subject to RCRA and comparable state statutes. Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may be designated in the future as hazardous wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly treatment, storage and disposal requirements.
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
Foreign Regulation. Our Matamoros, Mexico and Milan, Italy facilities and operations are subject to various environmental laws, regulations and ordinances promulgated by governmental authorities of Mexico and Italy. Each country has laws and regulations concerning air and water emissions, hazardous waste treatment, storage and disposal, and workplace safety and worker health. Their respective regulatory authorities are given broad authority to enforce compliance with environmental, health and safety laws and regulations, and can require that operations be suspended pending completion of required remedial action.
Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico, Italy and other countries in which we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, and our animal health pesticides are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under agreements with other industry participants, we sometimes share research and testing costs pertaining to our chemical products. We incurred expenses of approximately $826,000 in fiscal year 2010, $880,000 in fiscal year 2009 and $1.3 million in fiscal year 2008 in connection with the research, testing and other expenses related to our participation in several industry task forces. We also incurred additional testing expense not through any task force in fiscal year 2010 of approximately $69,000 to support certain of our products.

Available Information
Our reports and materials filed with the United States Securities and Exchange Commission (“SEC”), are available free of charge through our website, www.kmgchemicals.com, as soon as reasonably practical, after we have electronically filed such material with the SEC. Information about our the members of Board of Directors, standing committee charters, and our Code of Business Conduct are also available, free of charge, through our website. Information contained on our website is not part of this annual report.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at www.sec.gov.
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
We operate in competitive markets. Certain of our competitors have substantially greater financial and technical resources than we do. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us. In electronic chemicals particularly, we compete with several international and North American companies. Our customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Competition in electronic chemicals is based on a number of factors, including price, freight economics, product quality and technical support. If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.
We may experience a reduced demand for our wood preserving chemicals if the demand for the wood products on which those chemicals are used decreases, which may adversely affect our business, results of operations, cash flow and financial condition.
Our wood preserving chemicals, penta and creosote, which represented 41% of our total revenues in fiscal year 2010, are sold into mature markets. The principal consumers of our wood preserving chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroads.
Penta is used primarily to treat utility poles in the United States. In recent years, utility pole demand has generally declined, as we believe electric utilities in the United States have reduced their maintenance spending due to competitive pressures arising from deregulation. Deregulation and consolidation may continue to negatively affect the utility pole market.
The preservation of wood railroad crossties represents the largest market for creosote in the United States. For more than five years, the average annual purchases of wood crossties by United States and Canadian railroads have been above their long-term average. We believe that more than 18 million railroad crossties were purchased in fiscal year 2010, but that purchases are now likely to decline. If the current purchase rate declines, or if railroads shift significantly to a greater use of non-wood ties, such as those made with concrete or plastic, we will experience a decline in our creosote sales.
A significant decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.
The industries that we compete in are subject to economic downturns.
An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at the manufacturing plants of our customers, could have a material adverse impact on the results of our electronic chemicals segment. Similarly, an economic downturn affecting utilities or major railroads could have a material adverse effect on demand for our wood preserving chemicals, and economic distress affecting livestock producers could have a material adverse effect on our animal health segment.

A significant portion of our revenue and operating income from our electronic chemicals and creosote segments are concentrated in a small number of customers.
We derive a significant portion of our revenues and operating income in our electronic chemicals and creosote segments from sales of products to a small number of customers. As a result, the loss of a significant customer, or a reduction of demand from one of those customers, could adversely affect our revenues and operating income.
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

We are dependent on a limited number of suppliers for co-solvent, creosote and several of our animal health pesticides, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.
We depend on a limited number of suppliers for the co-solvent needed to produce the liquid formulation of our penta product. These suppliers produce co-solvent as a byproduct of a process intended to manufacture a higher value product. Changes in that process or in market conditions affecting the higher value product could materially affect the availability or price of co-solvent. Our creosote is supplied primarily by two suppliers. There are no other significant suppliers of creosote for the North American market. We have one supplier of the tetrachlorvinphos active ingredient for our Rabon and Ravap products, and only one supplier for each of two other active ingredients in our animal health pesticides, dichlorvos and endosulfan.
If we were to lose any of these suppliers, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.
Our profitability could be adversely affected by high petroleum prices.
The profitability of our business depends to a degree upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make our products, including penta solutions. High petroleum prices also affect the businesses of our customers. In particular, the purchasers of our animal health products have experienced increased feed costs for their livestock and increased fuel costs, each of which is impacted by high petroleum prices. Our penta customers dissolve our product in petroleum to make a treating solution for utility poles. Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse affect on our results of operations. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices. Therefore, high petroleum prices could have a material adverse impact on our business and profitability.
We will continue to pursue new acquisitions or joint ventures, and any such transaction could result in operating or management problems that adversely affect operating results. We remain subject to the ongoing risks of successfully managing the acquisitions and joint ventures that are completed.
The acquisitions we make expose us to the risk of successfully integrating that acquisition. An integration effort impacts various areas of our business, including our management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.
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
Our debt agreements contain a number of significant covenants which affect our ability to take certain actions and restrict our ability to incur additional debt. These include covenants that prohibit certain acquisitions that are not approved by our lenders. In addition, our debt agreements require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require us to take action to reduce our debt or take some other action to comply with them.
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
Our creosote, penta and many of our animal health pesticides registrations are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, EPA announced that it had determined that creosote and penta were eligible for re-registration, but EPA proposed new restrictions on the use of those products that will require some of our customers to incur substantial additional costs and to revise certain operating procedures. EPA also required that creosote and penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. EPA is also reviewing the risk profile of penta under its Integrated Risk Information System database. That review will establish a toxicological profile that may prompt EPA to reconsider its risk assessment. EPA has also requested more testing in its registration review of certain animal health pesticides, including tetrachlorvinphos (used in our Rabon and Ravap products) and permethrin. We cannot assure you as to when or if the EPA will issue a final decision concluding that the conditions of re-registration for our creosote and penta products have been satisfied, or concluding the registration review of our animal health pesticides. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

Our products may be rendered obsolete or less attractive by changes in industry requirements or by supply-chain driven pressures to shift to environmentally preferable alternatives.
Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta, creosote or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta, creosote and others included in certain of our products. In fiscal year 2010, for example, we agreed with EPA to voluntarily cancel and cease sales of our endosulfan product registration (Avenger ear tags) in fiscal year 2016. Our ability to anticipate changes in regulatory, legislative, and industry requirements, or changes driven by supply-chain pressures, will be a significant factor in our ability to remain competitive. Further, we may not be able to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.
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
The acquisition of properties requires assessment of a number of factors, including physical condition and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. The assessments made result from a due diligence review of the subject properties, but such a review may not reveal all existing or potential problems. We may not be able to obtain comprehensive contractual indemnities from the seller for liabilities that it created or that were created by any predecessor of the seller. We may be required to assume the risk of the physical or environmental condition of the properties in addition to the risk that the properties may not perform in accordance with expectations.
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
Much of the creosote we sell is supplied from Europe, and we import that product through a terminal in New Orleans, Louisiana. Our penta facility in Matamoros, Mexico, and several suppliers of raw materials for our electronic chemicals business are located on or near the Gulf of Mexico. Thus, we are dependent on terminals and facilities located in coastal areas for a substantial portion of the creosote we use, the penta we make and for certain of the raw materials we use for our electronic chemicals products. These terminals and facilities are vulnerable to hurricanes and other adverse weather conditions that have the potential to cause substantial damage and to interrupt operations. For example, in 2005 Hurricane Katrina closed our terminal in New Orleans, Louisiana temporarily and forced us to locate an interim substitute terminal. We cannot assure you that adverse weather conditions will not affect our importation of creosote or the availability of penta and certain other raw materials in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations.

The distribution and sale of our products is subject to prior governmental approvals and thereafter ongoing governmental regulation.
Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of our products. The labeling requirements restrict the use and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All of our wood preserving and animal health pesticides are subject to the EPA’s registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Those registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where our products are used also require registration before they can be marketed or used in that state.
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
REACH, which was effective on June 1, 2007, requires chemical manufacturers and importers in the European Union to prove safety of their products. As a result, we are required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. REACH required all covered substances to be pre-registered by November 30, 2008. Products containing covered substances cannot be manufactured or imported into the EU after that date unless they are pre-registered. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH will be phased in over the next ten years. We will incur additional expense to cause the registration of our products under these regulations. REACH may also affect our ability to manufacture and sell certain products in the European Union.
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
Our revenues depend significantly on the continued operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard operation or performance of equipment, power outages, explosions, fires, earthquakes, natural disasters and other unscheduled downtime. The occurrence of material operational problems or the loss or shutdown of our facilities over an extended period of time due to these or other events could have a material adverse effect on our financial performance and operating results.
Our business is subject to many operational risks for which we may not be adequately insured.
We cannot assure you that we will not incur losses beyond the limits of, or outside the coverage of, our insurance policies. From time to time, various types of insurance for companies in the chemical industry have not been available on commercially acceptable terms or, in some cases, have been unavailable. In addition, we cannot assure you that in the future we will be able to maintain existing coverage or that our insurance premiums will not increase substantially.
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
In general, the chemical industry is cyclical and demand for many of our animal health products is seasonal. Many of our products are used in industries that are cyclical in nature. Changes affecting these industries can adversely affect our revenues and margins. Seasonal usage of our chemical products follows varying agricultural seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales, particularly sales of our animal health chemicals. There can be no assurance that we will adequately address any adverse seasonal effects.

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
About half of our full-time employees who work at our facilities in Matamoros, Mexico, and Hollister, California, and about a quarter of those who work in Milan, Italy are represented under a labor agreement. In Mexico and Italy, the agreement is for one year and at Hollister, CA it expires in April 2012. We cannot assure you that a new agreement will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.
We are subject to possible risk of terrorist attacks and, in Mexico, to, narcotics gang disruption, each of which could adversely affect our business.
Since September 11, 2001, there have been increasing concerns that chemical manufacturing facilities and railcars carrying hazardous chemicals may be at an increased risk of future terrorist attacks. Federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities and the transportation of hazardous chemicals. Our business could be adversely impacted if a terrorist incident were to occur at any chemical facility or while a railcar or tank truck was transporting chemicals. Additionally, our penta manufacturing facility is located in Matamoros, Mexico, an area where there has been significant violent crime involving narcotics gang warfare. Our penta operations could be disrupted or otherwise affected by narcotics gang activities in the Mexico border area where our facility is located. We are not insured against terrorist or narcotics gang attacks, and there can be no assurance that losses that could result from an attack on our facilities or personnel, railcars or tank trucks would not have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease the following properties.

			Owned/	Lease Expiration
Location	Primary Use	Approximate Size	Leased	Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	September 2013
Elwood, Kansas	Manufacture and Warehouse: Animal Health Products	14.9 acres	Owned	N/A
Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A
Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A
Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A
Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A
Milan, Italy	Manufacture and Warehouse: Electronic Chemicals	7.3 acres	Owned	N/A

We manufacture and warehouse our electronic chemicals at our Pueblo, Colorado, Hollister, California and Milan, Italy facilities. We manufacture and warehouse certain of our animal health products at our Elwood, Kansas facility. We manufacture and warehouse penta products at our Matamoros, Mexico facility, and formulate and distribute penta solutions at our Tuscaloosa, Alabama facility. We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the lease for our corporate office is not renewed or is terminated, we can obtain other suitable facilities.
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
ITEM 3. LEGAL PROCEEDINGS
We have previously reported that litigation was filed in 2007 against us in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs Cleveland G. Meredith et al. The case was consolidated in the Superior Court with other plaintiffs’ cases as Thompson et al vs Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. In fiscal year 2010, the court granted our motion for summary judgment and dismissed us from the case, but the plaintiffs have appealed. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
We discontinued the operation of our agricultural herbicide product line, referred to as MSMA, but in connection with that product line we were a member of the MSMA task force. An entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), was sued by Albaugh, Inc. in 2007 claiming that AHP overbilled it for certain task force expenses. Although Albaugh Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it claims that it was overbilled for many years by at least $900,000. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court has not yet rendered a ruling on the case. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
We have previously reported that a lawsuit was filed against our subsidiary, KMG de Mexico, relating to the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land was superior to the person from whom our subsidiary bought the land. The lawsuit was initially filed in 1998 Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and in April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.
We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES
Our common stock, par value $.01 per share, has traded on The Nasdaq Global Market (trading symbol KMGB). As of October 13, 2010, there were 11,291,516 shares of Common Stock issued and outstanding held by approximately 500 shareholders of record, and more than 300 round lot holders. The following table represents:
•	the high and low sale prices for our common stock as reported by the Nasdaq Global Market during fiscal years 2010 and 2009; and

•	the quarterly dividends we declared and paid during fiscal years 2010 and 2009.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount

Fiscal 2010

First Quarter	$12.97	$7.34	$0.02	$222,000
Second Quarter	19.15	12.10	0.02	223,000
Third Quarter	21.80	11.85	0.02	224,000
Fourth Quarter	19.01	12.62	0.02	225,000

Fiscal 2009

First Quarter	$11.92	$3.93	$0.02	$221,000
Second Quarter	6.49	2.25	0.02	222,000
Third Quarter	5.73	3.75	0.02	222,000
Fourth Quarter	9.01	5.41	0.02	222,000
We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2011 of $0.02 per share, or approximately $226,000. The current quarterly dividend rate represents an annualized dividend of $0.08 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant.
We repurchased no shares in fiscal years 2010 or 2009.

ITEM 6. SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2010. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2010, and the balance sheet data for the two fiscal years ended July 31, 2010, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the two fiscal years ended July 31, 2007, and the balance sheet data for the three fiscal years ended July 31, 2008, has been derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Statement of Income Data (1):
Net sales	$208,628	$190,720	$154,394	$86,171	$67,200
Cost of sales	138,937	126,553	107,563	55,735	43,575

Gross profit	69,691	64,167	46,831	30,436	23,625

Distribution expenses	19,910	20,646	15,192	3,064	4,512
Selling, general & administrative expenses	22,802	22,672	20,146	12,254	9,190

Operating income	26,979	20,849	11,493	15,118	9,923

Interest income	5	7	438	560	281
Interest expense	(2,252)	(3,032)	(2,670)	(945)	(1,044)
Other income (expense), net	(211)	(340)	(55)	6	(35)

Total other income (expense), net	(2,458)	(3,365)	(2,287)	(379)	(798)

Income from continuing operations before income taxes	24,521	17,484	9,206	14,739	9,125
Provision for income taxes	(9,191)	(7,248)	(3,550)	(5,576)	(3,190)

Income from continuing operations	15,330	10,236	5,656	9,163	5,935
Loss from discontinued operations	—	(21)	(281)	(314)	(2,159)

Net income	$15,330	$10,215	$5,375	$8,849	$3,776

Earnings per share from continuing operations-basic	$1.37	$0.92	$0.52	$0.87	$0.66
Loss per share from discontinued operations-basic	—	—	(0.03)	(0.03)	(0.24)

Earnings per share-basic	$1.37	$0.92	$0.49	$0.84	$0.42

Earnings per share from continuing operations-diluted	$1.34	$0.91	$0.50	$0.83	$0.63
Loss per share from discontinued operations-diluted	—	—	(0.02)	(0.03)	(0.23)

Earnings per share-diluted	$1.34	$0.91	$0.48	$0.80	$0.40

Weighted average shares outstanding-basic	11,183	11,085	10,978	10,573	8,914
Weighted average shares outstanding-diluted	11,422	11,230	11,232	11,034	9,447

Cash Flow Data (1):
Net cash provided by operating activities	$14,948	$26,502	$15,668	$8,968	$7,055
Net cash used in investing activities	29,677	6,268	75,540	802	10,967
Net cash provided by (used in) financing activities	12,616	(15,442)	46,442	(3,330)	6,300
Payment of dividends	894	887	877	791	660
Depreciation and amortization	6,711	6,168	5,665	3,832	3,889
Impairment charge	—	15	102	—	2,368
Additions to property, plant and equipment	3,015	3,009	2,729	581	2,085

Balance Sheet Data (1):
Total assets	$176,021	$143,508	$155,798	$81,233	$72,702
Long-term debt, net of current portion	51,333	39,326	53,516	10,468	13,981
Total stockholders’ equity	84,778	70,977	63,687	56,410	46,918

(1)	Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions since 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Introduction
We manufacture, formulate and globally distribute specialty chemicals. We operate specialty chemical businesses selling electronic chemicals, industrial wood preservatives and animal health products. Our electronic chemicals are sold to the semiconductor industry where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood preserving chemicals, penta and creosote, are used by industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health products include biotech feed additives, farm and ranch hygiene products and pesticides products used on cattle, swine and poultry to protect them from flies and other pests.
In fiscal year 2010, approximately 54% of our revenues were from electronic chemicals, 41% were from industrial wood preservation chemicals, and 5% were from animal health products.
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
In March 2010, we acquired certain assets of the high-purity electronic chemicals business of General Chemical. The chemicals sold in this business are wet process chemicals used primarily to clean and etch silicon wafers in the production of semiconductors. The acquisition included $7.6 million of inventory, $1.5 million of intangible assets, and $17.7 million of chemical manufacturing equipment and one facility for a total cash purchase price of $26.8 million. The acquisition increased our share of the wet process electronic chemicals sold in the United States and expanded our presence in Asian markets. We initially entered the wet process electronic chemicals business in December 2007, when we acquired the high-purity wet process chemicals business of Air Products. Our purchase of the Air Products electronic chemicals business included two facilities, accounts receivable, inventory, and intangible assets. The cost of the acquisition was approximately $75.7 million, which included $25.8 million for accounts receivable and inventory.
In February 2006, we purchased an animal health pesticides business from Boehringer Ingelheim. We purchased one production facility, pesticide registrations for products used on cattle, swine, poultry and livestock premises and inventory. The pesticides registrations acquired in the transaction were for the United States, Canada, Australia, Mexico and several other countries in Latin America. These products complemented our existing animal health pesticides registrations, and included a leading brand of insecticidal ear tags for cattle and several liquid and dust formulations for livestock and their premises. The purchase price was approximately $8.9 million, including $2.7 million of inventory.

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
Results of Operations
Segment Data
Segment data is presented for our four segments for the three fiscal years ended July 31, 2010, 2009 and 2008. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. We previously had five reportable segments, two segments for our electronic chemicals business, Electronic Chemicals-North America and Electronic Chemicals-International, and segments for penta, creosote and our animal health products. During the fourth quarter of fiscal year 2010, we re-evaluated the criteria used to determine operating segments, and concluded that our electronic chemicals business met the criteria for a single operating segment. As a result, our reportable segments were revised to reflect the change from five to four reportable segments. All prior year segment information has been reclassified to conform to the fiscal year 2010 presentation.

	Year Ended July 31,
	2010	2009	2008
	(Amounts in thousands)
Sales:
Electronic Chemicals	$111,990	$85,824	$61,169
Penta	22,803	26,189	26,366
Creosote	63,204	67,776	55,207
Animal Health	10,631	10,931	11,652

Total sales for reportable segments	$208,628	$190,720	$154,394

Segment Sales
In fiscal year 2010, net sales from electronic chemicals were $112.0 million, an increase of $26.2 million, or 30.5%, over net sales of $85.8 million in fiscal year 2009. Although we were successful in increasing international sales, approximately 89% of the increase came from net sales in North America. Approximately $15.7 million of the increase in our electronic chemicals business in fiscal year 2010 came from sales related to the acquisition of the business of General Chemical that we purchased in March 2010. Because of the world-wide economic downturn, demand softened in electronic chemicals beginning in the second quarter of fiscal year 2009. We saw substantial improvement in the electronic chemicals segment in fiscal year 2010 as compared to the prior year, although demand seems to have leveled off in the fourth quarter of fiscal year 2010. In fiscal year 2009, net sales in the segment increased by $24.7 million, or 40.3%, to $85.8 million from $61.2 million in fiscal year 2008. Of the increase in fiscal year 2009 over 2008, approximately 89% came from North America operations. The prior year comparison is skewed by the fact that we owned the electronic chemicals segment for only seven months in fiscal year 2008. It is also worth noting that the economic downturn caused demand to decrease by approximately 28.0% over the last half of fiscal year 2009 as compared to fiscal year 2008.
Penta segment net sales declined in fiscal year 2010 to $22.8 million, a decrease of $3.4 million, or 12.9%. The decrease in net sales was from lower volume as we saw a lessening of utility pole treating in response to overall economic conditions in fiscal year 2010. We do not anticipate a further significant decrease from current levels through the end of fiscal year 2011. Penta net sales were essentially flat in fiscal year 2009 at $26.2 million as compared to $26.4 million for the prior year. Despite the recession, utility company demand for poles treated with penta held steady in fiscal year 2009 as compared to fiscal year 2008.

Creosote net sales decreased by $4.6 million to $63.2 million in fiscal year 2010 from $67.8 million in fiscal year 2009, a 6.7% decline. Creosote volume decreased by 18% in fiscal year 2010 as compared to the prior year. In fiscal year 2010, we saw a decrease in demand by railroads for crossties treated with creosote from the top of the historical range where it had been for several years. Railroads generally react to lessened traffic by slowing maintenance programs. Demand for treated railroad crossties by railroads, the principal use for creosote, is now at approximately 18 million crossties per year. Demand was at approximately 22.0 million crossties per year in fiscal year 2009 and 2008, near the upper end of the historic range. Creosote net sales increased $12.6 million, or 22.8%, to $67.8 million in fiscal year 2009 as compared with fiscal year 2008. Our creosote revenues were higher in fiscal year 2009 on price increases, as volume was down about 4.1% in fiscal year 2009.
Net sales in the animal health segment were down $300,000, or 2.7%, to $10.6 million in fiscal year 2010 from $10.9 million in fiscal year 2009. We incurred approximately $297,000 in third party distributor fees for the first time in fiscal year 2010. Those fees were accounted for as a reduction in net sales. In general, the animal health business continued to suffer in fiscal year 2010 from the recession along with the farm economy. Animal health products segment sales decreased by $721,000, or 6.2%, to $10.9 million in fiscal year 2009 as compared to fiscal year 2008. In fiscal year 2009, the recession held down purchases of our animal health products, and both fiscal years 2009 and 2008 high costs for feed, fuel, and fertilizer led our customers to economize by reducing ear tag purchases. Sales of our animal health products are seasonal, and occur primarily in the second half of our fiscal year. The seasonal usage of our products follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. The end users of some of our products may, because of weather patterns, delay or intermittently curtail use of some products, which may result in a reduction of our revenues and profitability. The combined revenues from products subject to seasonal variations represented about 5.1% of our total annual revenues in fiscal year 2010 as compared to 5.7% during fiscal year 2009. The peak selling season for these products is during the last two quarters of the fiscal year, and revenue and profit are concentrated in those periods.
Segment Income from Operations
Income from operations of the electronic chemicals segment was $11.0 million in fiscal year 2010 as compared to $3.7 million in fiscal year 2009, an increase of $7.3 million, or 198%. The recovery in income from operations during fiscal year 2010 was driven by improved sales on better economic conditions, particularly in North America. Our North American operations also benefited from our latest acquisition of the electronic chemicals business of General Chemical. Although we incurred approximately $663,000 of integration expenses related to that acquisition, we recognized an overall decrease in net operating expenses of $1.4 million for the segment due to lower distribution expenses from efficiency improvements, which contributed to the increase in segment income in fiscal year 2010. Although income from operations in fiscal year 2009 increased over 2008 by $1.6 million, or 75.0%, to $3.7 million from $2.1 million, the segment suffered in fiscal year 2009 from the effect of the world-wide recession, and our operations in Europe were particularly affected. It should also be noted that we only had the business segment for seven months in fiscal year 2008, and we also incurred substantial transition and integration expense with third parties in those seven months and in the first two months of fiscal year 2009. We estimate that the transition services purchased from Air Products cost us approximately $175,000 per month more than it would have cost us to provide all functions internally. During the first two months of fiscal year 2009, we built and staffed our post-transition infrastructure while at the same time purchasing transitional services from Air Products. We believe that the redundant infrastructure added approximately $600,000 of additional expense during fiscal year 2009. Additionally we incurred consulting costs associated with the integration of the business of approximately $434,000 in fiscal year 2009 and $667,000 in fiscal year 2008.
In fiscal year 2010, income from operations of the penta segment decreased by $1.4 million, or 15.4%, to $7.6 million from $9.0 million. The decrease was due to a decline in volume as utilities reacted to the recession with reduced demand for utility poles, which more than offset the benefit of reduced amortization of about $778,000 on the year. In fiscal year 2009, income from operations of the penta segment increased $2.7 million, or 43.8%, to $9.0 million. The increase in fiscal year 2009 resulted from a decrease in certain raw material costs of $1.6 million along with a decrease in amortization expense of $1.1 million related to intangible assets primarily from the fiscal year 2005 acquisition of penta assets. Those intangible assets were fully amortized during fiscal year 2009.
Creosote segment income increased in fiscal year 2010 by $2.2 million, a 13.8% increase, to $17.8 million from $15.6 million in the prior year due to a favorable shift in product mix, as well as improved pricing. The improved segment income was concentrated in the first six months of the fiscal year. In the last half of fiscal year 2010, creosote segment income was down by 42.5% over the comparable period in the prior year, as our supply costs increased by approximately 9.7% over the prior year period. Operating expenses increased by approximately $890,000 in fiscal year 2010 over the prior year primarily due to a $320,000 increase in railcar maintenance costs as we took advantage of the slow down in demand to maintain our fleet, with the balance due primarily to higher storage and handling costs. In year 2009 creosote segment income increased $6.5 million to $15.6 million, a 71.2% increase over the prior fiscal year. Segment income improved, because of a favorable shift in product mix beginning in the second half of the fiscal year, as well as improved pricing.

Animal health products segment income from operations decreased $181,000, or 91%, in fiscal year 2010 to $19,000. The decrease was attributable to lower gross profit margins in the current period. Average gross profit margins in this segment decreased due to product mix and lower production rates, which cause fixed plant costs to be spread across fewer production units. In fiscal year 2009, the segment income decreased $616,000, or 75.5%, compared to fiscal year 2008 to $200,000. The reduction in income from operations for the animal health pesticides segment in each year largely hinged on the sales volume decline, primarily because of lower sales of our ear tags in response to the recession.
Net Sales and Gross Profit
Net Sales and Gross Profit for Fiscal Year 2010 vs. Fiscal Year 2009.
Net sales increased $17.9 million, or 9.4%, in fiscal year 2010 to $208.6 million from $190.7 million in fiscal year 2009. The increase was composed of increased sales from our electronic chemicals segments of $26.2 million, coupled with decreases of $3.4 million and $4.6 million in our penta and creosote segments, respectively.
Gross profit increased in fiscal year 2010 by $5.5 million, or 8.6%, to $69.7 million as compared to gross profit of $64.2 million in fiscal year 2009. Gross profit increased primarily on increased electronic chemicals revenues and included approximately $1.8 million related to the recently acquired electronic chemicals business of General Chemical. Gross profit as a percent of sales was essentially flat in fiscal year 2010 at 33.4% of sales as compared to 33.6% of sales in fiscal year 2009.
A manufacturing agreement was entered into with General Chemical in connection with our acquisition of their electronic chemicals business. That agreement requires us to pay all of the direct costs of manufacturing associated with the production of electronic chemicals as General Chemical’s Bay Point, CA facility, and to pay a monthly fee set initially at $117,000. We incurred those costs for four months in fiscal year 2010. We expect the monthly fee will reduce to approximately $46,000 in the fourth quarter of fiscal year 2011.
Because other companies may include certain of the costs that we record in cost of sales in distribution expenses or selling, general and administrative expenses, and may include certain of the costs that we record in distribution expenses or selling, general and administrative expenses as cost of sales, our gross profit may not be comparable to that reported by other companies.
Net Sales and Gross Profit for Fiscal Year 2009 vs. Fiscal Year 2008.
Net sales increased $36.3 million, or 23.5%, in fiscal year 2009 to $190.7 million from $154.4 million in fiscal year 2008. The increase was from increased sales from electronic chemicals of $24.7 million, and an increase of $12.6 million in sales from our creosote segment.
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

Distribution and Selling, General and Administrative Expenses
Distribution and Selling, General and Administrative for Fiscal Year 2010 vs. Fiscal Year 2009.
We now present distribution expenses as a line item separate from our selling, general and administrative expenses in the consolidated statements of income. All prior year information has been reclassified to conform to the fiscal year 2010 presentation.
Distribution expenses decreased to $19.9 million in fiscal year 2010 from $20.6 million in fiscal year 2009, a decrease of $736,000, or 3.6%. The reduction resulted primarily from a decrease of $1.2 million in our electronic chemicals business due to efficiency improvements, but was offset by increases in our creosote segment primarily from railcar cleaning. Distribution expense was 9.5% of net sales in fiscal year 2010 and 10.8% in the prior year. In electronic chemicals, distribution expense was 14.8% of net sales in fiscal year 2010 as compared to 20.7% in fiscal year 2009.
Selling, general and administrative expenses increased to $22.8 million in fiscal year 2010 from $22.7 million in fiscal year 2009, an increase of $130,000, or less than 1.0%. The current period included expenses of $663,000 incurred in fiscal year 2010 related to the integration of our recently acquired electronic chemicals business, and an increase in other corporate expenses in the current period of approximately $1.8 million. The other corporate expenses were comprised of costs associated with our Houston headquarters, legal and accounting services, board compensation and audit expenses and fees, including $398,000 of transaction costs associated with the acquisition from General Chemical. These increases were offset by a reduction of $796,000 in amortization expense primarily for the amortization of assets acquired in our penta segment that were fully amortized by January 2009. The animal health segment reported a reduction in fiscal year 2010 of approximately $730,000 primarily from marketing and employee related costs as we moved to a marketing and distribution arrangement with a third party. In fiscal year 2009 we recognized approximately $1.0 million of non-recurring costs associated with the transition and integration of the acquired electronic chemicals business which we acquired in December 2007. Those costs were predominantly incurred in the first quarter of fiscal year 2009. Selling, general and administrative expenses were 11.0 % of net sales in fiscal year 2010 and 11.9% in the prior year.
Distribution and Selling, General and Administrative for Fiscal Year 2009 vs. Fiscal Year 2008.
Distribution expenses increased to $20.6 million in fiscal year 2009 from $15.2 million in fiscal year 2008, an increase of $5.4 million, or 35.9%. Distribution expense was 10.8% of net sales in fiscal year 2009 and 9.8% in the prior year. In our wood treating and animal health segments, distribution expense only represented 2.8% of their aggregate net sales, or $2.9 million in fiscal year 2009. However, distribution expense for the electronic chemicals business was 20.7% of that business’s fiscal 2009 revenue, which was an increase in distribution expense of $6.2 million in fiscal year 2009 over that expense for the seven months we owned that business in fiscal 2008. While we incurred no distribution expense associated with electronic chemicals during the first five months of fiscal 2008 before we owned the business, we incurred $8.8 million of distribution expense during the first five months of fiscal 2009 associated with that business.
Selling, general and administrative expenses increased to $22.7 million in fiscal year 2009 from $20.1 million in fiscal year 2008, an increase of $2.5 million, or 12.5%. Those expenses were 11.9% of net sales in fiscal year 2009 and 13.0% in the prior year. Increased selling, general and administrative expenses in our electronic chemicals segment of $8.9 million contributed to the higher expense in fiscal year 2009. The prior year comparison is skewed by the fact that we owned the electronic chemicals business for only seven months in fiscal year 2008. Corporate expenses not directly identified with a particular segment increased $873,000 to $7.7 million in fiscal year 2009 from $6.8 million in fiscal year 2008. The increase was primarily because of increased employee related costs.
Because certain assets associated with an earlier penta acquisition were fully amortized by January 2009, amortization expense for fiscal 2009 was approximately $1.1 million less than fiscal 2008.
Also included in sales, general and administrative expenses for fiscal 2009 was approximately $1.0 million of non-recurring costs associated with the transition and integration of the acquired electronic chemicals business. Those costs were predominantly incurred in the first fiscal quarter of fiscal year 2009.
Interest Expense
Interest expense was $2.3 million in fiscal year 2010, $3.0 million in fiscal year 2009 and $2.7 million in fiscal year 2008. The fluctuations reflect the increase in borrowings under our credit facility to complete our acquisition of the electronic chemicals business in December 2007 and the subsequent reduction of those borrowings.

Income Taxes
We had income tax expense of $9.2 million, $7.2 million and $3.6 million in fiscal years 2010, 2009 and 2008, respectively. Our effective tax rate was 37.5% in fiscal year 2010, 41.5% in fiscal year 2009 and 38.8% in fiscal year 2008. In fiscal year 2009, the effective tax rate varied from the statutory rate primarily due to the recognition of a valuation allowance in connection with our deferred tax asset and foreign exchange losses relating to our electronic chemicals international segment.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $14.9 million in fiscal year 2010, $26.5 million in fiscal year 2009 as compared with $15.7 million in fiscal year 2008.
In fiscal year 2010, net income adjusted for depreciation and amortization increased cash by $22.1 million. Approximately $9.3 million of cash was used to fund an increase in trade accounts receivable, and of that increase approximately $7.6 million was associated with the most recent acquisition and the balance due to increased sales levels in the rest of the electronic chemicals business and year end increases in animal health receivables due to the timing of sales. Approximately $3.5 million of cash was used as creosote inventories increased due to the timing of product shipments. That was offset by an increase of $4.4 million in cash from increased accounts payable, of which $2.1 million was associated with the recently acquired business and the balance was primarily due to the increase in electronic chemicals production.
In fiscal year 2009, net income adjusted for depreciation and amortization increased cash by $16.5 million. We realized an additional increase in cash of $16.5 million resulting from a reduction in trade accounts receivables from collections of amounts obtained in our acquisition of the electronic chemicals business. Cash was unfavorably impacted from increased inventories of $3.4 million and a decrease in accounts payable of $6.0 million. The increase in inventory was primarily made up of an increase of $2.4 million in creosote inventory, due to timing of inventory purchases, and an increase of $2.3 million in inventory for our electronic chemicals in North America as sales declined in the recession. That increased inventory was offset by a decrease of $620,000 in electronic chemicals outside of North American segments.
In fiscal year 2008, net income added $5.4 million to net cash provided by operations. However, substantial net cash from operations was used in the year as accounts receivable increased by $13.7 million. Accounts receivable increased during fiscal year 2008 from sales in our electronic chemicals segments and due to the transitional services provided by Air Products. Air Products owed us approximately $10.1 million, which primarily represented amounts owed for customer payments to the Air Products lock box account during the transition period from Air Products to us. Inventories, net of the effect of $12.4 million of acquired electronic chemicals inventory, declined by $1.0 million in fiscal year 2008, or 7.5%, because inventory from discontinued operations was sold. Accounts payable increased in fiscal year 2008 by $14.8 million, $13.8 million of which was from increased payables in our electronic chemicals business and which included a $10.4 million payable to Air Products primarily for amounts paid to vendors on our behalf. Accrued liabilities increased in fiscal year 2008 by $3.9 million, primarily because of liabilities pertaining to the electronic chemicals business increased by $1.9 million, net of accrued liabilities acquired in the purchase of that business.
Net cash used in investing activities was $29.7 million in fiscal year 2010, $6.3 million in fiscal year 2009 and $75.5 million in fiscal year 2008. In fiscal year 2010 we acquired the electronic chemicals business of General Chemical using $26.8 million in net cash, which included $17.7 million of additions to property, plant and equipment and $7.6 million of inventory. In that same year we made additions to property, plant and equipment of $3.0 million, of which about $1.7 million was for the purchase of shipping containers in our electronic chemicals business and our ongoing expansion projects in Hollister and Bay Point, CA. In fiscal year 2009 we made additions to property, plant and equipment of $3.0 million, mainly comprised of $1.8 million in capital expenditures for our electronic chemicals business for shipping containers and other equipment, and $496,000 for the purchase of additional land adjacent to our facility in Matamoros. We also spent $2.9 million in fiscal year 2009 to purchase inventory and accounts receivable pertaining to our electronic chemicals acquisition. In fiscal year 2008, we used approximately $72.5 million for the electronic chemicals business acquisition from Air Products, and another $2.7 million for capital expenditures. About $1.8 million of the additions to property, plant and equipment in fiscal year 2008 were in the electronic chemicals segment for totes for large quantity product deliveries, for a project to improve our sewer system at our facility in Milan, Italy, and for normal facility improvements in Pueblo, Colorado and Milan. Otherwise in fiscal year 2008, we added to property plant and equipment consistent with normal practices.

In fiscal year 2010, net cash provided by financing activities was $12.6 million, which included $20.0 million of net borrowings on our revolving line to fund the acquisition of the electronic chemicals business of General Chemical, and principal payments on our term loan facility of $7.0 million. In fiscal year 2009, net cash used in financing activities was $15.4 million which included principal payments of $9.5 million on our long term borrowings and net payments on our revolving line of $5.2 million. The payments on our long term borrowings included $5.5 million of indebtedness incurred with the purchase of the electronic chemicals business of Air Products in December 2007, and $4.0 million used to pay the principal outstanding on seller-financed indebtedness incurred with we purchased certain penta assets in fiscal year 2006. We repaid that indebtedness in full in October 2008 from available cash. In fiscal year 2008, net cash provided by financing activities was $46.4 million. We borrowed $64.0 million to finance the acquisition of the electronic chemicals business and refinance existing bank debt at the end of December 2007. That amount consisted of $55.0 million borrowed on our term loans and $9.0 million borrowed on our revolving facility. In connection with the new financing, we paid $466,000 of deferred financing costs. In fiscal year 2008, we made principal payments of $13.3 million on our borrowings under our term loans, $7.4 million of which paid our then outstanding bank facility when we financed for the purchase of our electronic chemicals business, and $2.0 million went to reduce the indebtedness we incurred in fiscal year 2005 to finance our acquisition of the penta business from Basic Chemicals Company. At July 31, 2008 we had reduced the amount outstanding on our revolving facility to $5.2 million.
We paid dividends of $894,000 in fiscal year 2010, $887,000 in fiscal year 2009 and $877,000 in fiscal year 2008.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At July 31, 2010, we had $20.0 million outstanding under that revolving facility, and our net borrowing base availability was $15.6 million. Our borrowing base consists of 80% of eligible receivables and, subject to a cap of $18.0 million, 50% of eligible inventory. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.
Long Term Obligations
To finance the acquisition of the electronic chemicals business in December 2007, we entered into an amended and restated credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. We amended those facilities in March 2010 to increase the amount that may be borrowed under the revolving loan facility to $50.0 million. Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
As of September 30, 2010, advances bear interest at LIBOR plus 2.0%. For the first 24 months of the term facility, principal payments were $458,333 per month, and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At July 31, 2010, $20.0 million was outstanding on the revolving facility and $19.3 million was outstanding on the term loan. At September 30, 2010, $20.0 million was outstanding on the revolving facility, and $18.0 million was outstanding on the term loan.
The financing for the acquisition of the electronic chemicals business in December 2007 included a $20.0 million note purchase agreement we entered into with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2010, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA of 3.0 to 1.0. We are also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, and add back extraordinary or non-recurring expense or loss as may be approved by our lenders. On July 31, 2010, we were in compliance with all of our debt covenants.
Our purchase of certain penta assets from Basic Chemical Company in fiscal 2005 was financed in part by a $10.0 million loan from the seller. The indebtedness was payable in five equal annual installments of $2.0 million plus interest at 4% per annum. The loan was paid in full on October 30, 2008.
Capital Expenditures
In fiscal year 2010, we incurred capital expenditures of $3.0 million, of which $1.7 million was for the purchase of shipping containers in our electronic chemicals business and our ongoing expansion projects in Hollister and Bay Point, California. In fiscal year 2009, our capital expenditures included $3.0 million of additions to property, plant and equipment mainly comprised of $1.8 million in connection with our electronic chemicals business for shipping containers and other equipment, and $496,000 for the purchase of additional land adjacent to our facility in Matamoros. We also spent $2.9 million to purchase additional assets pertaining to our electronic chemicals acquisition in completing the transition of certain operations. In fiscal year 2008, we incurred capital expenditures of $2.7 million. About $1.8 million of that amount was for expenditures attributable to the electronic chemicals business, including expenditures for the cost of totes for large quantity product deliveries, and for normal facility improvements.
Environmental Expenditures
Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $1.3 million in fiscal year 2010, $842,000 in fiscal year 2009 and $454,000 in fiscal year 2008.
We expensed approximately $826,000 for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2010, and approximately $880,000 and $1.3 million in fiscal years 2009 and 2008, respectively. We also incurred additional testing expense not through any task force in fiscal year 2010 of approximately $69,000 to support certain of our products. The decreased expense in fiscal year 2009 was due to decreased activity in the product reauthorization process conducted by the EPA. In September 2008, EPA determined conditionally that our two wood treating pesticides, penta and creosote, were entitled to re-registration. Nevertheless, we estimate that we will continue to incur additional testing, data submission and other costs of approximately $816,000 in fiscal year 2011 for those products and certain of our animal health products. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.
Contractual Obligations
Our obligations to make future payments under contracts as of July 31, 2010 are summarized in the following table (in thousands).

	Payments Due by Period (in thousands)
				More than
	Total	1 Year	2-5 Years	5 Years

Long-term debt	$59,333	$8,000	$51,333	—
Estimated interest payments on debt (1)	7,790	2,258	5,532	—
Operating leases	4,417	1,390	3,027	—
Other long-term liabilities (2)	577	—	577	—
Purchase obligations (3)	226,345	69,292	121,182	35,871
Total	298,462	80,940	181,651	35,871

(1)	Estimated payments are based on interest rates as of the end of July 2010.

(2)	Post retirement benefit obligations.

(3)	Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices.
Outlook for Fiscal Year 2011
Operating margins improved significantly in fiscal year 2010 in our original electronic chemicals business, because of the cost efficiency initiatives we began implementing during calendar year 2009, as well as from a strong recovery in demand by our semiconductor manufacturing customers. In the third quarter of fiscal year 2010, we acquired the electronic chemicals business of General Chemical. As we complete the integration of that business in fiscal year 2011, we believe that it will be significantly and progressively accretive to segment income. We are consolidating our U.S.-based electronic chemicals manufacturing into our original Pueblo, CO facility and into the Hollister, CA facility acquired from General Chemical. Operations at two third party manufacturing sites will be discontinued or sharply curtailed by the end of fiscal year 2011. When the product moves are completed at fiscal year-end 2011, we believe the consolidation will add 2% (200 basis points) to our operating margins for our U.S.-based portion of our electronic chemicals operations.
While we saw significant demand growth in recent quarters from the recovery in the semiconductor market, we anticipate the pace of demand growth will continue at lower levels during fiscal year 2011 as a result of overall economic conditions. Meanwhile, we expect to see the General Chemical acquisition add over $30.0 million to revenues in fiscal year 2011 as compared with the previous year since we did not acquire the business until eight months into fiscal 2010. We also see opportunities for organic growth, primarily in fiscal 2012 and beyond, due to the manufacturing expansions currently being implemented by some customers in the United States.
Our operating profits from our wood treating chemicals trended down to more normal levels in the last three quarters of fiscal year 2010 from the peak seen in the first quarter of that year. That trend was due to an easing of demand for treated crossties by railroads from the historical highs seen in recent years, an increase in raw material costs from the lows seen in later half of calendar 2009, and a more normal product mix in creosote sales. At the end of fiscal year 2010, we negotiated a long term supply agreement with a large creosote customer who had purchased a portion of its 2010 needs from outside of the United States, and overall we expect to see creosote volumes increase modestly in the first half of fiscal year 2011 as compared to the last half of fiscal year 2010. In fiscal year 2011, we anticipate that our quarterly operating profits from wood treating chemicals will approximate our average over the last three quarters of fiscal 2010.
Animal health segment sales were flat in fiscal year 2010 as compared to fiscal year 2009 as the food animal markets worked to rebound to profitable levels. In fiscal year 2011, we anticipate an increase in this segment’s operating profit from added product lines in the United States, although we expect that segment net sales will be slightly less than 5% of total net sales in fiscal year 2011.
The first quarter of fiscal year 2010 was unusually strong due to favorable market conditions and microeconomic factors impacting wood treating chemicals. We expect that net income in the first quarter of fiscal 2011 will show a decline from the previous year’s unusually strong first quarter. However, assuming continued gradual recovery in the economy, we anticipate that net income for the year will show a modest increase over fiscal year 2010 due to the impact of our acquisition of the electronic chemicals business of General Chemical. The completion of the integration of that acquisition should provide further earnings growth in our U.S.-based electronic chemicals operations in fiscal year 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
We considered all recently issued Financial Accounting Standards Board (“FASB”) accounting standards, updates and SEC rules and interpretive releases, and we believe that only the following could have a material impact on our consolidated financial statements.

In June 2009, the FASB issued its Accounting Standards Codification (“Codification”) which establishes the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. The Codification was created by combining the various sources of then-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009 supersedes all then-existing non-SEC accounting and reporting standards. We adopted this guidance on August 1, 2009, which did not have a material impact on our consolidated financial statements.
In November 2008, the FASB issued new accounting guidance for intangible assets acquired in a business combination or asset acquisition that an entity does not intend to actively use but intends to hold as defensive intangible assets to prevent others from obtaining access to them, referred to as defensive intangible assets. Historically, these assets have been typically allocated little or no value. Under this guidance defensive intangible assets are required to be accounted for as a separate identifiable asset recognized at fair value with an assigned useful life. The effective date of this guidance is for fiscal years beginning on or after December 15, 2008. We adopted this guidance on August 1, 2009, which did not have a material impact on our consolidated financial statements, and will apply the requirements prospectively to intangible assets acquired on or after that date.
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
In December 2007, the FASB issued new accounting guidance which establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. This new guidance requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The FASB issued additional guidance in February 2009 which amended certain provisions related to accounting for contingencies in a business combination. The guidance under these new issuances is effective for fiscal years beginning on or after December 15, 2008. We adopted the guidance on August 1, 2009, which did not have a material impact on our consolidated financial statements, and applied the requirements to business combinations that occurred after the date of adoption.
In September 2006, the FASB issued new accounting guidance for the accounting of fair value measurements which defines fair value, and establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. In February 2008, the FASB issued additional guidance which deferred the effective date for of certain items, including nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis until fiscal years beginning after November 15, 2008. We adopted the provision of this new guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) were effective for our fiscal year beginning August 1, 2008, which did not have an impact on our consolidated financial statements. We elected to apply the deferral for nonfinancial assets and liabilities recognized or disclosed on a non-recurring basis, including its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, and adopted this guidance on August 1, 2009 which did not have a material impact on its consolidated financial statements.
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

Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $260,000 and $595,000 at July 31, 2010 and 2009, respectively.
Goodwill — The carrying value of goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, our carrying value of goodwill will be adjusted. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, we determined that as of July 31, 2010 and 2009, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2010 and 2009.
Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting form the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. No impairment existed as of July 31, 2010 and 2009.
Income Taxes — We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. A significant portion of the net deferred tax asset is related to net operating losses from a foreign subsidiary, which have no time expiration. We have provided a valuation allowance for the full amount of the net deferred tax asset related to our international electronic chemicals segment due to a lack of a history of earnings. At July 31, 2010 and 2009, our valuation allowance totaled approximately $627,000 and $1.5 million, respectively.
Inventory Valuation — We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve for when inventory is considered unsellable. Lower of cost or market adjustments and inventory obsolescence reserve are recorded as an expense in cost of goods sold and as a reduction in inventories. During the fiscal years ended July 31, 2010 and 2009, we recognized inventory valuation adjustments of $104,000 and $766,000, respectively, to reflect inventory at lower of cost or market. As of July 31, 2010 and 2009, we had recorded $418,000 and $395,000, respectively of reserves for inventory obsolescence.
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
Some of the key factors which could cause our future financial results and performance to vary from those expected include:
•	the loss of primary customers;
•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
•	market developments affecting, and other changes in, the demand for our products and the introduction of new competing products;
•	availability or increases in the price of our primary raw materials or active ingredients;

•	the timing of planned capital expenditures;
•	our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;
•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;
•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;
•	the ability to obtain registration and re-registration of our products under applicable law;
•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and
•	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.
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
Interest Rate Sensitivity
As of July 31, 2010 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
Our variable rate debt as of July 31, 2010 consisted of a credit facility with an interest rate of 1.75% plus LIBOR, maturing on December 31, 2012. On July 31, 2010, we had $20.0 million borrowed on a $50.0 million revolving credit line under that facility, and $19.3 million borrowed on a term loan under that same facility. Principal payments on the term loan were $458,333 per month for the first two years of the term facility and are now $666,667 per month for the remaining term of the facility.
Based on the outstanding balance at July 31, 2010 of the revolving loan and the term loan, a 1.0% change in the interest rate as of July 31, 2010 would result in a change of approximately $292,000 in annual interest expense.
Foreign Currency Exchange Rate Sensitivity
We are exposed to fluctuations in foreign currency exchange rates from international operations in the electronic chemicals segment. Our international operations are centered in Europe, and use a different functional currency, the Euro, than the U.S. Dollar which is our consolidated reporting currency. Currency translation gains and losses result from the process of translating those operations from the functional currency into our reporting currency. Currency translation gains and losses have no impact on the consolidated statements of income and are recorded as accumulated other comprehensive income (loss) within stockholders’ equity in our consolidated balance sheets. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.

During the fiscal year 2010, we recognized foreign currency translation losses of $1.9 million as accumulated other comprehensive loss in the consolidated balance sheets. At July 31, 2010, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $3.3 million.
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
We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. (the “Company”) as of July 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMG Chemicals, Inc. as of July 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 14, 2010 expressed an unqualified opinion thereon.
/s/ UHY LLP
Houston, Texas
October 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KMG Chemicals, Inc.:
We have audited KMG Chemicals, Inc.’s (the “Company”) internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting of Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, KMG Chemicals, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.
In conducting the Company’s evaluation of effectiveness of the Company’s internal controls over financial reporting as of July 31, 2010, the Company has excluded the acquisition of the electronic chemicals business of General Chemical Performance Products LLC (“General Chemical”) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The acquisition of the electronic chemicals business of General Chemical was completed on March 30, 2010. This acquisition constituted 19.4% of total assets as of July 31, 2010, and 7.5% of total revenues for the year then ended.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KMG Chemicals, Inc. as of July 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). Our report dated October 14, 2010 expressed an unqualified opinion thereon.
/s/ UHY LLP
Houston, Texas
October 14, 2010

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2010 AND 2009 (in thousands, except for share and per share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,728	$7,174
Accounts receivable:
Trade, net of allowances of $260 at July 31, 2010 and $595 at July 31, 2009	30,214	21,206
Other	2,864	1,896
Inventories, net	39,102	28,163
Current deferred tax assets	672	698
Prepaid expenses and other current assets	1,882	1,638

Total current assets	79,462	60,775

PROPERTY, PLANT AND EQUIPMENT, net	68,645	54,834

DEFERRED TAX ASSETS	606	923
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	20,534	20,149
RESTRICTED CASH	189	313
OTHER ASSETS, net	2,807	2,736

TOTAL ASSETS	$176,021	$143,508

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,899	$16,606
Accrued liabilities	7,147	7,151
Current deferred tax liabilities	28	328
Current portion of long-term debt	8,000	6,966

Total current liabilities	36,074	31,051

LONG-TERM DEBT, net of current portion	51,333	39,326

DEFERRED TAX LIABILITIES	2,644	874
OTHER LONG-TERM LIABILITIES	1,192	1,280

Total liabilities	91,243	72,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,229,487 shares issued and outstanding at July 31, 2010 and 11,101,345 shares issued and outstanding at July 31, 2009	112	111
Additional paid-in capital	24,319	23,084
Accumulated other comprehensive loss	(3,335)	(1,464)
Retained earnings	63,682	49,246

Total stockholders’ equity	84,778	70,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,021	$143,508

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 2010, 2009 AND 2008 (in thousands, except per share data)

	2010	2009	2008

NET SALES	$208,628	$190,720	$154,394

COST OF SALES	138,937	126,553	107,563

Gross Profit	69,691	64,167	46,831

DISTRIBUTION EXPENSES	19,910	20,646	15,192
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,802	22,672	20,146

Operating income	26,979	20,849	11,493

OTHER INCOME (EXPENSE):
Interest income	5	7	438
Interest expense	(2,252)	(3,032)	(2,670)
Other, net	(211)	(340)	(55)

Total other expense, net	(2,458)	(3,365)	(2,287)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,521	17,484	9,206

Provision for income taxes	(9,191)	(7,248)	(3,550)

INCOME FROM CONTINUING OPERATIONS	15,330	10,236	5,656

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	—	(29)	(425)
Income tax benefit	—	8	144

Loss from discontinued operations	—	(21)	(281)

NET INCOME	$15,330	$10,215	$5,375

EARNINGS PER SHARE:
Basic
Income from continuing operations	$1.37	$0.92	$0.52
Loss from discontinued operations	—	—	(0.03)

Net income	$1.37	$0.92	$0.49

Diluted
Income from continuing operations	$1.34	$0.91	$0.50
Loss from discontinued operations	—	—	(0.02)

Net income	$1.34	$0.91	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,183	11,085	10,978
Diluted	11,422	11,230	11,232
See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2010, 2009 AND 2008 (in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Shares	Par	Paid-In	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Income (loss)	Earnings	Equity

BALANCE AT AUGUST 1, 2007	10,774	$108	$20,882	$—	$35,420	$56,410

Cash dividends ($0.08 per share)					(877)	(877)
Stock options/warrants exercised	195	1	537			538
Restricted stock issued	66	1	(1)			—
Stock-based compensation expense			751			751
Tax benefit from stock-based awards			356			356
Comprehensive income:
Net income					5,375	5,375
Gain on foreign currency translation				1,134		1,134

Total comprehensive income						6,509

BALANCE AT JULY 31, 2008	11,035	$110	$22,525	$1,134	$39,918	$63,687

Cash dividends ($0.08 per share)					(887)	(887)
Stock options/warrants exercised	45		119			119
Restricted stock issued	21	1	(1)			—
Stock-based compensation expense			391			391
Tax benefit from stock-based awards			50			50
Comprehensive income:
Net income					10,215	10,215
Loss on foreign currency translation				(2,598)		(2,598)

Total comprehensive income						7,617

BALANCE AT JULY 31, 2009	11,101	$111	$23,084	$(1,464)	$49,246	$70,977

Cash dividends ($0.08 per share)					(894)	(894)
Stock options/warrants exercised	61		138			138
Restricted stock issued	67	1	(1)			—
Stock-based compensation expense			768			768
Tax benefit from stock-based awards			330			330
Comprehensive income:
Net income					15,330	15,330
Loss on foreign currency translation				(1,871)		(1,871)

Total comprehensive income						13,459

BALANCE AT JULY 31, 2010	11,229	$112	$24,319	$(3,335)	$63,682	$84,778

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010, 2009 AND 2008 (in thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,330	$10,215	$5,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,711	6,168	5,665
Amortization of loan costs included in interest expense	95	88	51
Impairment on assets of discontinued operations	—	15	102
Stock-based compensation expense	768	391	751
Bad debt expense	63	253	—
Inventory valuation adjustment	(104)	766	—
(Gain) Loss on disposal of property	(13)	87	13
Deferred rental income	—	(48)	(86)
Deferred income tax expense (benefit)	1,804	1,123	(600)
Tax benefit from stock-based awards	(330)	(50)	(356)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable — trade	(9,293)	16,503	(12,757)
Accounts receivable — other	(1,084)	107	(914)
Inventories	(3,507)	(3,355)	983
Prepaid expenses and other current assets	(124)	(486)	(1,264)
Accounts payable	4,432	(6,015)	14,824
Accrued liabilities	200	740	3,881

Net cash provided by operating activities	14,948	26,502	15,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,015)	(3,009)	(2,729)
Cash used in connection with electronic chemicals acquisition	—	(3,257)	(72,468)
Cash used in connection with General Chemical acquisition	(26,784)	—	—
Proceeds from sale of property	17	—	—
Change in restricted cash	105	(2)	(343)

Net cash used in investing activities	(29,677)	(6,268)	(75,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing cost	—	—	(466)
Net borrowings (payments) under revolver credit agreement	20,000	(5,224)	5,224
Proceeds from borrowings on term loans	—	—	55,000
Principal payments on borrowings on term loan	(6,958)	(9,500)	(13,333)
Proceeds from exercise of stock options and warrants	138	119	538
Tax benefit from stock-based awards	330	50	356
Payment of dividends	(894)	(887)	(877)

Net cash (used in) provided by financing activities	12,616	(15,442)	46,442

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(333)	(223)	31

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,446)	4,569	(13,399)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,174	2,605	16,004

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,728	$7,174	$2,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,109	$2,980	$2,492
Cash paid for income taxes	$10,427	$2,821	$3,983
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General — KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture, formulation and distribution of specialty chemicals in carefully focused markets through its two wholly-owned subsidiaries, KMG-Bernuth, Inc. (“KMG Bernuth”) and KMG Electronic Chemicals, Inc. (“KMG EC”). The Company sells two industrial wood preserving chemicals pentachlorophenol (“penta”) and creosote. The Company also sells animal health products to protect livestock and poultry from flies and other pests, including insecticidal ear tags for cattle, and feed-through and pour-on insecticidal products for use on livestock and their premises. In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry.
The Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its penta products primarily in the United States. The Company has two main suppliers of creosote, which it sells throughout the United States. The Company contracts with third parties for the supply of tetrachlorvinphos and other animal health active ingredients. The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”), a subsidiary of KMG EC, in Europe and elsewhere. That business has facilities in Pueblo, Colorado, Hollister, California and Milan, Italy.
Principles of Consolidation — The consolidated financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Reclassifications — Certain reclassifications of prior year amounts have been made to conform to current year presentation. The Company now presents distribution expenses as a line item separate from selling, general and administration expenses in the consolidated statements of income. All prior year information has been reclassified to conform to the fiscal year 2010 presentation.
Cash and Cash Equivalents — The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.
Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2010 and 2009 was related to its operations in Italy in connection with certain utilities and warehouse providers.
Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2010 and 2009 approximated its carrying value since the debt obligations bear interest at a rate consistent with current market rates.
Accounts Receivable — The Company’s accounts receivable are primarily from wood-treating customers and agriculture chemicals distributors in the United States and from electronic chemical customers worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2010 and 2009, there were no customers that represented a significant portion of total accounts receivable.
The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and our assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $260,000 and $595,000 at July 31, 2010 and 2009, respectively.

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
Depreciation expense was approximately $5.6 million $4.4 million and $2.8 million in fiscal years 2010, 2009 and 2008, respectively.
Intangible Assets — Identifiable intangible assets with a defined life are amortized using the straight-line method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. The Company performed its annual impairment analysis of intangible assets not subject to amortization as of July 31, 2010 and 2009 and concluded that an impairment charge was not necessary. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.
Goodwill — The carrying value of the Company’s goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable, as determined based on the estimated fair value of the applicable reporting unit, and the Company’s carrying value of goodwill will be adjusted to fair value. Using discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, the Company determined that as of July 31, 2010 and 2009, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2010 and 2009.
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
Selling, General and Administrative Expenses — These expenses include selling expenses, corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses are also included.
Advertising Costs — Our policy is to expense advertising costs as they are incurred. Advertising costs were approximately $465,000, $859,000 and $871,000 in fiscal years ended July 31, 2010, 2009 and 2008, respectively.

Shipping and Handling Costs — Shipping and handling costs are included in cost of sales and distribution expenses. Inbound freight charges and internal transfer costs are included in cost of sales. Product storage and handling costs and the cost of distributing products to the Company’s customers are included in distribution expenses.
Income Taxes — Deferred income tax assets and liabilities are determined using the asset and liability method in accordance with GAAP. Under this method, deferred tax assets and liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis See note 5.
Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of all stock options having exercise prices less than the average market price during the period of the common stock using the treasury stock method.
Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transactions gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses were nominal in fiscal years 2010, 2009 and 2008, respectively.
The functional currency of the Company’s KMG Italia subsidiary is the local currency (Euro). The gain or loss on currency translation from the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from Euros into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the year. Foreign currency translation resulted in a loss of $1.9 million in fiscal year 2010 and $2.6 million in fiscal year 2009, each of which are included in accumulated other comprehensive loss in the consolidated balance sheets.
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
In December 2007, the FASB issued new accounting guidance which establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. This new guidance requires (i) recognition of the fair values of acquired assets and assumed liabilities at the acquisition date, (ii) contingent consideration to be recorded at acquisition date at fair value, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The FASB issued additional guidance in February 2009 which amended certain provisions related to the accounting for contingencies in a business combination. The guidance under these new issuances is effective for fiscal years beginning on or after December 15, 2008. The Company adopted the new guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements, and have applied the requirements to business combinations that have occurred after the date of adoption.
In September 2006, the FASB issued new accounting guidance for the accounting of fair value measurements which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued additional guidance which deferred the effective date of certain items under the September 2006 guidance including nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statement on a non-recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of this new guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) effective August 1, 2008, which did not have an material impact on its consolidated financial statements. The Company elected to apply the deferral for nonfinancial assets and liabilities recognized or disclosed on a non-recurring basis, including its goodwill, indefinite-lived intangibles and non-financial assets measured at fair value for annual impairment assessment, and adopted this guidance on August 1, 2009, which did not have a material impact on its consolidated financial statements.
2. ACQUISITIONS
On March 29, 2010, the Company acquired certain assets of the electronic chemicals business of General Chemical Performance Products, LLC (“General Chemical”). The acquired business includes products similar to the products of the Company’s then existing electronic chemicals business. The purpose of the acquisition was to expand the Company’s product line and increase market share.
The purchase included inventory, a 48,000 square foot manufacturing facility in Hollister, California and certain equipment at General Chemical’s Bay Point, California facility. The Company additionally entered into a manufacturing agreement with General Chemical under which they will continue to manufacture certain acid products for us at their Bay Point facility, using the equipment at the facility which was purchased by the Company. The Company paid $26.8 million in cash which was financed with available cash and borrowings under the Company’s revolving credit facility.

The following table summarizes the consideration paid for the acquired assets and the preliminary acquisition accounting for the fair value of the assets recognized in the consolidated balance sheets at the acquisition date (in thousands):

Consideration:
Cash	$26,784

Fair value of identifiable assets acquired:
Inventory, net of allowance	$7,604
Property, plant and equipment	17,706
Intangible assets:
Value of product qualifications	1,300
Non-compete agreement	150

Total intangible assets	1,450

Other	24
Total identifiable assets acquired	$26,784

Acquisition-related costs that were included in selling, general and administrative expenses in the Company’s consolidated statements of income for the year ended July 31, 2010 were approximately $398,000.
The following table sets forth pro forma results for the fiscal years ended July 31, 2010 and 2009 had the acquisition occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the dates indicated.

	(Unaudited) (in thousands, except per share data)
	2010	2009
Revenues	$236,847	$240,599
Operating income	28,613	23,111
Net income	16,368	11,346
Earnings per share — basic	$1.46	$1.02
The Company recognized $15.7 million of net sales and a net loss of $318,000, net of income tax, and integration costs of $663,000 related to the acquired business, in its consolidated statements of income for the fiscal year ended July 31, 2010. Depreciation included in the pro forma financial information is approximately $230,000 per month for the year ended July 31, 2010, and $243,000 per month for the year ended July 31, 2009.
On December 31, 2007, the Company entered the electronic chemicals business by acquiring the high-purity wet process chemicals business of Air Products and Chemicals, Inc. (“Air Products”). The cost of the acquisition was approximately $75.7 million, which included $25.8 million for working capital. The Company also agreed to pay retention bonuses of approximately $1.0 million in the aggregate to certain employees within one year of the acquisition date. As contemplated by the purchase agreement and to facilitate the transition of certain international customers, the purchase of approximately $4.4 million of accounts receivable and inventory, in the aggregate, was delayed until after the initial closing of the acquisition of the business, including $2.9 million in the first quarter of fiscal year 2009. The Company financed the acquisition with available cash, an amended and restated credit facility and a note purchase agreement.

The following table summarizes the cost of the acquisition (in thousands).

Cash paid to seller	$71,863
Employee retention bonus accrual	1,014
Other costs of acquisition	2,849

Total	$75,726

The acquisition of the electronic chemicals business included working capital, a 215,000 square foot manufacturing and warehouse facility in Pueblo, Colorado, as well as a manufacturing facility and additional warehouse near Milan, Italy. The Company entered into a manufacturing agreement with Air Products under which they continued to manufacture certain products at their Dallas, Texas facility as was done before the acquisition. The Company assumed certain accrued liabilities associated with the business, including $473,000 for property taxes and $1.6 million for accrued payroll related liabilities in Italy.
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

The pro forma effect of the acquisition and the associated financing on the Company’s historical results for the year ending July 31, 2008 is presented in the following table as if the transaction had occurred as of the beginning of the year presented (in thousands, except earnings per share). The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the date indicated.

(Unaudited)
Year Ended
July 31, 2008

Revenues	$193,841
Operating income	15,573
Net income	7,449
Earnings per share — basic	$0.68
3. INVENTORIES, NET
Inventories are summarized as follows at July 31, 2010 and 2009 (in thousands):

	2010	2009

Raw materials and supplies	$8,578	$5,865
Finished products	30,942	22,693
Less reserve for inventory obsolescence	(418)	(395)

Inventories, net	$39,102	$28,163

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2010 and 2009 (in thousands):

	2010	2009

Land	$9,428	$8,946
Buildings and improvements	34,399	30,546
Equipment	40,195	26,679
Leasehold improvements	132	153

	84,154	66,324
Less accumulated depreciation and amortization	(18,054)	(12,605)

	66,100	53,719
Construction-in-progress	2,545	1,115

Property, plant and equipment, net	$68,645	$54,834

5. INCOME TAXES
The geographical sources of income (loss) from continuing operations before income taxes for each of the three years ended July 31 (in thousands):

	2010	2009	2008

United States	$22,590	$17,833	$9,548
Foreign	1,931	(349)	(342)

Income from continuing operations before income taxes	$24,521	$17,484	$9,206

The components of income tax expense (benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2010	2009	2008

Current:
Federal	$5,932	$5,279	$3,398
Foreign	487	242	395
State	968	758	461

	7,387	6,279	4,254

Deferred:
Federal	1,625	628	(262)
Foreign	17	288	(419)
State	162	53	(23)

	1,804	969	(704)

Total	$9,191	$7,248	$3,550

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2010 and 2009 (in thousands):

	2010	2009

Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$8	$114
Inventory	698	642
Accrued liabilities	515	310
Less: valuation allowance	(99)	(78)

Total current deferred tax assets	$1,122	$988

Non-current deferred tax assets
Net operating loss	$607	$1,715
Difference in depreciable basis of property	649	678
Deferred compensation	581	507
Less: valuation allowance	(529)	(1,431)

Total non-current deferred tax assets	$1,308	$1,469

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(478)	$(618)

Non-current deferred tax liabilities:
Inventory	(14)	(44)
Difference in amortization basis of intangibles	(1,408)	(770)
Difference in depreciable basis of property	(1,924)	(606)

Total non-current deferred tax liabilities	(3,346)	(1,420)

Net current deferred tax asset	$644	$370

Net non-current deferred tax asset (liability)	$(2,038)	$49

The Company adopted the provisions of Codification topic 740, “Accounting for Uncertain Tax Positions” effective August 1, 2007 which clarified the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of Codification topic 740 or as of July 31, 2010, 2009 and 2008. Fiscal years subsequent to 2006 remain open and subject to examination of United States federal taxes and subsequent to fiscal year 2005 for state tax jurisdictions. In Mexico, tax years subsequent to 2004, and in Italy, tax years beginning with our acquisition of the electronic chemicals business in December 2007, remain open and subject to examination.
One of the Company’s foreign subsidiaries operates in Italy. Italy enacted legislation that reduced tax rates effective for the Company’s subsidiary fiscal year 2009 from 33% to 27.5%. This foreign subsidiary has net operating losses of approximately $2.8 million and $3.9 million for the fiscal years ended July 31, 2010 and 2009, respectively. The net operating loss is available to offset future income indefinitely. However, a valuation allowance of $627,000 and $1.5 million has been provided for as of July 31, 2010 and 2009, respectively as the Company does not believe that it is more likely than not that the net deferred tax asset will be realized based on the lack of a history of earnings.
Undistributed earnings of the Company’s Mexico subsidiary amounted to approximately $5.6 million at July 31, 2010. Those earnings are considered to be permanently reinvested. Accordingly, no provision for United States federal and/or state income taxes has been provided respecting the undistributed earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35%, 35% and 34%, to income from continuing operations before income taxes for the years ended July 31, 2010, 2009, and 2008, respectively (in thousands).

	2010	2009	2008

Income taxes at the federal statutory rate	$8,582	$6,119	$3,130
Effect of foreign operations	711	91	91
Valuation allowance	(882)	1,509	—
Currency exchange loss	—	(949)	—
State income taxes, net of federal income tax effect	802	548	292
Other	(22)	(70)	37

Total	$9,191	$7,248	$3,550

6. INTANGIBLE ASSETS
Intangible assets at July 31, 2010 and 2009 are summarized as follows:

	July 31, 2010
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,689)	$311
Other creosote related assets (5 years)	131	(131)	—
Penta supply contract and other related assets (3-5 years)	7,288	(7,288)	—
Animal health trademarks (4-5 years)	364	(359)	5
Animal health product registrations and other related assets (5-20 years)	6,165	(1,667)	4,498
Electronic chemicals-related contracts (3-8 years)	1,164	(844)	320
Electronic chemicals-related trademarks and patents (10-15 years)	117	(26)	91
Electronic chemicals-value of product qualifications (5 years)	1,300	(95)	1,205

Total intangible assets subject to amortization	$20,529	$(14,099)	6,430

Intangible assets not subject to amortization:
Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,534

	July 31, 2009
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,422)	$578
Other creosote related assets (5 years)	131	(129)	2
Penta supply contract and other related assets (3-5 years)	7,288	(7,273)	15
Animal health trademarks (4-5 years)	364	(349)	15
Animal health product registrations and other related assets (5-20 years)	6,165	(1,328)	4,837
Electronic chemicals-related contracts (3-5 years)	1,014	(516)	498
Electronic chemicals-related trademarks and patents (10-15 years)	117	(17)	100

Total intangible assets subject to amortization	$19,079	$(13,034)	6,045

Intangible assets not subject to amortization:
Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,149

Intangible assets subject to amortization are amortized over their estimated useful lives which are between 5 and 20 years. Amortization expense was approximately $1.1 million, $1.8 million and $2.9 million for fiscal years 2010, 2009 and 2008. The estimated amortization expense is projected to be approximately $1.1 million, $729,000, $673,000 $648,000 and $314,000 for fiscal years 2011 through 2015, respectively.
7. LONG-TERM OBLIGATIONS
The Company’s debt as of July 31, 2010 and July 31, 2009 consisted of the following (in thousands):

	July 31,	July 31,
	2010	2009
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 1.75% (2.10% at July 31, 2010)	19,333	26,292
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 1.75% (2.10% at July 31, 2010)	20,000	—

Total debt	59,333	46,292
Current portion of long-term debt	(8,000)	(6,966)

Long-term debt, net of current portion	$51,333	$39,326

To finance the acquisition of the electronic chemicals business from Air Products in December 2007, the Company entered into an amended and restated credit agreement and a note purchase agreement. The credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The Company amended those facilities in March 2010 to increase the amount that may be borrowed under the revolving loan facility to $50 million. The amended and restated facility was entered into with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature December 31, 2012. The revolving loan and the term loan each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
As of September 30, 2010, advances under the revolving loan and the term loan bear interest at LIBOR plus 2.0%. For the first 24 months of the term facility, principal payments were $458,333, per month and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity.
The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At July 31, 2010, the amount outstanding on the revolving loan was $20.0 million and the amount outstanding on the term loan was $19.3 million.
In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2010, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and maintain a ratio of funded debt to EBITDA of 3.0 to 1.0. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, and adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. On July 31, 2010, the Company was in compliance with all of its debt covenants.

Principal payments due under long-term debt agreements for the years ended July 31 are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt	$59,333	$8,000	$8,000	$23,333	$—	$20,000	$—
8. COMMITMENTS AND CONTINGENCIES
Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2010 are summarized in the following table (in thousands).

	Total	2011	2012	2013	2014	2015	Thereafter

Operating leases	$4,417	$1,390	$1,261	$1,028	$712	$26	$—
Purchase obligations (1)	226,345	69,292	44,274	26,236	25,945	24,726	35,871

Total	$230,762	$70,682	$45,535	$27,264	$26,657	$24,752	$35,871

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.
Rent expense relating to the operating leases was approximately $2.0 million, $1.6 million and $1.4 million in fiscal years 2010, 2009 and 2008, respectively.
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
Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote and tetrachlorvinphos are subject to registration and notification requirements under federal law (including under the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.
The Company incurred expenses in connection with FIFRA research and testing programs of approximately $826,000, $880,000 and $1.3 million in fiscal year 2010, 2009 and 2008, respectively. These costs are included in selling, general, and administrative expenses.
Litigation — The Company has been a defendant since 2007 in John Bailey, et al vs Cleveland G. Meredith et al in Superior Court, Fulton County, Georgia (Atlanta). The case was consolidated in the Superior Court with other plaintiffs’ cases as Thompson et al vs Meredith et al. The plaintiffs live near the wood treating facility of one of our customers, and complain that emissions from the wood treating facility have caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. In fiscal year 2010, the court granted the Company’s motion for summary judgment and dismissed it from the case, but the plaintiffs have appealed. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
The Company has discontinued the operation of our agricultural herbicide product line, referred to as MSMA, but in connection with that product line we were a member of the MSMA task force. An entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), was sued by Albaugh, Inc. in 2007 claiming that AHP overbilled it for certain task force expenses. Although Albaugh Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it now claims that it was overbilled for many years by at least $900,000. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court has not yet rendered a ruling on the case. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

A lawsuit was filed against our subsidiary, KMEX, respecting the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land on which our Matamoros facility was built was superior to the person from whom our subsidiary bought the land. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. The plaintiffs are seeking to have our purchase overturned and to recover the land or its value. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and in April 2009 the plaintiffs were required to re-file in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. The ultimate outcome of this litigation cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated.
The Company is and may become a party in routine legal actions or proceedings in the ordinary course of its business. Management does not believe that the outcome of any of these routine matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.
9. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The Company makes matching contributions under this plan of up to 3% of the participant’s compensation. Company contributions to the plan totaled approximately $313,000, $282,000 and $195,000 in fiscal years 2010, 2009 and 2008, respectively. Fiscal year 2009 included a full year of matching contributions for participating employees associated with our electronic chemicals business as compared to fiscal year 2008 which reflected only seven months of contributions for those respective employees due to the timing of the acquisition which was completed on December 31, 2007.
In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. One executive has been designated as a participant, which resulted in approximately $36,000, $93,000 and $84,000 of expenses for fiscal years 2010, 2009 and 2008, respectively. As of July 31, 2010, and 2009, the liability under this plan was approximately $577,000 and $541,000, respectively.

10. EARNINGS PER SHARE
Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus dilutive potential common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2010	2009	2008
	(Amounts in thousands, except per share data)

Income from continuing operations	$15,330	$10,236	$5,656
Loss from discontinued operations	—	(21)	(281)

Net income	$15,330	$10,215	$5,375

Weighted average shares outstanding — basic	11,183	11,085	10,978
Dilutive effect of options/warrants and stock awards	239	145	254

Weighted average shares outstanding — diluted	11,422	11,230	11,232

BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$1.37	$0.92	$0.52
Basic earnings per share on loss from discontinued operations	—	—	(0.03)

Basic earnings per share	$1.37	$0.92	$0.49

DILUTED EARNINGS PER SHARE:

Diluted earnings per share from continuing operations	$1.34	$0.91	$0.50
Diluted earnings per share on loss from discontinued operations	—	—	(0.02)

Diluted earnings per share	$1.34	$0.91	$0.48

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There was less than 1,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the fiscal year ended 2010, and in fiscal year 2009 there was an average of 53,700 shares that were not included. There were no potentially dilutive securities that were not included in the computation of pro forma diluted earnings per share for fiscal years 2008.
11. STOCK-BASED COMPENSATION
Stock-Based Incentive Plans
The Company adopted a 2009 Long-Term Incentive Plan (“2009 LTI Plan”) in October 2009, and it was approved by the shareholders at the annual meeting in December 2009. The Company adopted a 2004 Long-Term Incentive Plan (“2004 LTI Plan”) in October 2004, and it was approved by the shareholders at the annual meeting in November 2005 (the 2009 LTI Plan and the 2004 LTI Plan are referred to collectively as the “LTI Plans”). The Company adopted the 1996 Stock Option Plan (the “1996 Stock Plan”) in October, 1996, and it was approved by the Company’s shareholders in October, 1996.
The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 750,000 shares under the 2009

Long-Term Incentive Plan and 375,000 shares under the 2004 Long-Term Incentive Plan. Under the 2009 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals relating to more than 200,000 shares of common stock. Under the 2004 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock. At July 31, 2010, there were approximately 636,964 shares and 26,436 shares available for future grants under the 2009 Long-Term Plan and 2004 Long-Term Plan, respectively.
The 1996 Stock Plan terminated by expiration of its original term on July 31, 2007. Options previously issued under the plan remain in effect. The 1996 Stock Plan is administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors. The Board designated the Compensation Committee as the administrator of the plan. Options are exercisable during the period specified in each option agreement and in accordance with a vesting schedule designated by the Board of Directors or the committee. Any option agreement may provide that options become immediately exercisable in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company. Options may be subject to early termination within a designated period following the option holder’s cessation of service with the Company.
Accounting for Stock-Based Compensation
The Company recognized stock-based compensation costs of approximately $768,000, $391,000 and $751,000, respectively, for the fiscal years ended July 31, 2010, 2009 and 2008, and the related tax benefits of $292,000, $149,000 and $285,000, respectively, for the fiscal year ended July 31, 2010, 2009 and 2008. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income and as an increase to additional paid-in capital in the consolidated balance sheets. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. For awards of stock which are granted based on a fixed monetary value the grant date fair value is based on the monetary value. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.
As of July 31, 2010, there was approximately $1.7 million of unrecognized compensation costs, of which $36,000 was related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.8 years and $1.7 million related to unvested performance and time-based stock awards which is expected to be recognized over a weighted-average period of 1.9 years.
A summary of activity for stock option and stock-awards is presented below.
Stock Options
Employee Options. A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2010 is presented below.

		Weighted-
		Average
	Shares	Exercise Price

Outstanding on August 1, 2009	339,500	3.97
Granted	—	—
Exercised (1)	(67,500)	3.92
Forfeited/Expired	—	—

Outstanding on July 31, 2010	272,000	3.98

(1)	Includes options to purchase 40,000 shares of the Company’s stock which were exercised as a net settlement. The net settlement resulted in the issuance of 33,482 shares of the Company’s stock and reflects the gross number of options available for exercise reduced by the number of options equaling the aggregate exercise price which were surrendered to the Company in consideration of the exercise price. There was no cash received by the Company on the net settlement.

The following table summarizes information about stock options outstanding at July 31, 2010 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Term (years)	(in thousands) (1)

Fully vested and currently exercisable	209,500	$3.88	4.95	$2,366
Expected to vest	62,500	$4.34	12.06	677

Total outstanding stock options	272,000	$3.98	6.59	$3,043

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on July 30, 2010.
No options were granted in fiscal years 2010, 2009 or 2008.
The total intrinsic value of options exercised in fiscal years 2010, 2009 and 2008 was approximately $934,000, $119,000 and $700,000, respectively. The total fair value of shares vested in fiscal years 2010, 2009 and 2008 was approximately $44,000, $44,000 and $48,000, respectively.
Non-employee options. In connection with an acquisition of certain penta assets in fiscal year 2003, the Company granted an affiliate of the seller an option to acquire 175,000 shares by common stock at an exercise price of $2.50 per share. The option was exercisable for five years. The holder exercised the remaining 25,000 shares during fiscal year 2009.
Performance Shares
At August 1, 2009 there were 129,942 non-vested performance shares outstanding and during fiscal year 2010 there were 106,007 performance-based stock awards granted as Series 1 and 2 awards to certain executives. Those shares represented the maximum award subject to certain performance measures as described below. There were 12,192 performance shares vested during fiscal year 2010. At July 31, 2010 there were 197,249 non-vested performance shares outstanding reflecting the maximum number of shares under the award. The fair value of the fiscal year 2010 award was measured on the date of grant on March 17, 2010 using the Company’s closing stock price of $15.55. Stock-based compensation on the award is recognized on a straight-line basis over the requisite service period of 28.5 months, beginning on the date of grant and based on the number of shares projected to vest at the end of the measurement period ending July 31, 2012, as set forth in the table below.
A summary of the performance based stock awards granted to certain executives as Series 1 and Series 2 awards in fiscal years 2010, 2009 and 2008 is detailed below.

					Actual or	Actual Shares
		Maximum		3-Year	Expected	Vested or
		Award	Grant Date	Measurement	Percentage of	Shares Projected
Date of Grant	Series Award	(Shares)	Fair Value	Period Ending	Vesting (1)	to Vest (1)
Fiscal Year 2010 Award
3/17/2010	Series 1	63,605	$15.55	07/31/2012	100%	63,605
3/17/2010	Series 2	42,402	$15.55	07/31/2012	100%	42,402

		106,007				106,007

Fiscal Year 2009 Award
12/2/2008	Series 1	54,745	$3.19	07/31/2011	55%	30,110
12/2/2008	Series 2	36,497	$3.19	07/31/2011	20%	7,299

		91,242				37,409

Fiscal Year 2008 Award
03/03/2008	Series 1	23,220	$16.76	07/31/2010	52.5%	12,192
03/03/2008	Series 2	15,480	$16.76	07/31/2010	0%	—

		38,700				12,192

	Total	235,949				155,608

(1)	For performance shares granted on March 3, 2008, the above table represents the actual percentage vesting and shares vested as of the end of the measurement period ended July 31, 2010. For the other performance share grants identified in the above table, the information set forth is the expected vesting percentage and the shares projected to vest.

Series 1: Vesting for the Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long term projections. For the fiscal year 2010 and 2009 awards the expected percentage of vesting is based on performance through July 31, 2010 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 1 award for fiscal year 2008, the actual vesting was determined to be 52.5% at the end of the measurement period. Performance shares that have vested are normally issued within 75 days of the end of the fiscal year.
Series 2: Vesting for the Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2010 and 2009 awards the expected percentage of vesting is based on performance through July 31, 2010 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 2 award for fiscal year 2008, the actual vesting was determined to be 0% at the end of the measurement period.
The weighted-average grant-date fair value of performance share awards outstanding at the beginning and end of fiscal year 2010 was $6.09 and $12.33, respectively.
The fair value of performance shares vested during fiscal years 2010 and 2009 was approximately $204,000 and $355,000, respectively.
Time-Based Shares
During the fiscal year ended 2010 there were 7,029 time-based awards granted to certain employees which vest on July 31, 2012. The fair value of the award of approximately $109,000 was measured on the date of grant on March 17, 2010, using the Company’s closing stock price of $15.55, and will be recognized on a straight-line basis over the 28.5 month requisite service period beginning on the date of grant.
The Company also granted time-based awards to its non-employee directors during the fiscal year ended 2010. Each non-employee director will be issued shares having a value of $50,000 for service as a director for the twelve month period ending November 30, 2010. Each non-employee director shall be issued shares in quarterly installments for service as a director in the preceding three months in an amount equal in value to $12,500 valued on the closing price of the Company’s stock as of the last trading day of each three month service period ending in February, May, August and November. The issuance of shares will be prorated for any non-employee director starting or ending service during the annual period, based on the number of months during such period that the non-employee director served as a director, with any day of service during a month being counted as service for the month. The aggregate grant-date fair value of the award was $391,667, which included awards of $350,000 in aggregate for seven non-employee directors, with a grant date of December 8, 2009, and $41,667 for one non-employee director with a grant date of February 22, 2010. Stock-based compensation for non-employee director awards is recognized on a straight-line basis over the respective service period between the grant date and November 30, 2010.

A summary of activity for time-based stock awards for the fiscal year ended July 31, 2010 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested on August 1, 2009	31,959	$6.61
Granted (1)	32,091	15.61
Vested	(37,629)	9.83
Forfeited (2)	(2,351)	15.95

Non-vested on July 31, 2010	24,070	12.66

(1)	Includes the fiscal year 2010 non-employee director awards calculated based on the aggregate value of the award of $391,667 divided by the Company’s closing stock price on the respective date of grant. The number of shares reflected here does not represent the number of shares previously vested or expected to vest, since the shares vested are determined on the last trading day at the end of each three-month service period beginning December 1, 2009.

(2)	Includes the forfeited portion of a time-based award to a director who left the Board of Directors in February 2010.
The total fair value of shares vested during the fiscal year ended 2010, 2009 and 2008 was approximately $370,000, $124,000 and $0, respectively.
There were 41,410 time-based awards granted during the fiscal year ended 2009 with a weighted-average grant date fair value of $3.19.
12. DISCONTINUED OPERATIONS
In the first quarter of fiscal year 2008, the Company discontinued operation of its herbicide product line (MSMA), which had comprised the agricultural chemical segment. MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. Impairments of MSMA assets of $15,000 and $102,000 were recognized in fiscal years 2009 and 2008, respectively. Sales of MSMA products for the fiscal years 2010, 2009 and 2008 reported in discontinued operations were $0, $0 and $1.3 million, respectively. The Company had a net loss from discontinued operations of approximately $0, $21,000 and $281,000 in fiscal years 2010, 2009 and 2008, respectively.

13. SEGMENT INFORMATION
The Company has four reportable segments organized around its three product lines: electronic chemicals, industrial wood preserving chemicals and animal health products. The electronic chemicals business sells high purity wet process chemicals to the semiconductor industry. The penta segment manufactures and sells its wood preserving products, including penta blocks, flakes, solutions, and a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The creosote segment sells creosote products as a wood preservative for railroad crossties and utility poles. Our creosote suppliers distill coal tar, and creosote is a by-product of that process. The Company supplies industrial users with both penta products and creosote. The animal health segment sells biotech feed additives for livestock, farm and ranch disinfectants and pesticide products. These products are used by to promote growth and to protect cattle, swine and poultry from diseases, flies and other parasitic insects.
The Company previously had five reportable segments, Electronic Chemicals — North America, Electronic Chemicals — International, Penta, Creosote and Animal Health. During the fourth quarter of fiscal year 2010 the Company re-evaluated the criteria used to determine operating segments under GAAP. The Company concluded that its electronic chemicals product line, which was previously comprised of two operating segments, met the criteria of a single operating segment. As a result, the composition of the Company’s reportable segments was revised to reflect the changes from five to four reportable segments, Electronic Chemicals, Penta, Creosote and Animal Health. All prior year segment information has been reclassified to conform to the fiscal year 2010 presentation.

	2010	2009	2008
	(Amounts in thousands)
Sales
Electronic Chemicals	$111,990	$85,824	$61,169
Penta	22,803	26,189	26,366
Creosote	63,204	67,776	55,207
Animal Health	10,631	10,931	11,652

Total sales for reportable segments	$208,628	$190,720	$154,394

Depreciation and amortization
Electronic Chemicals	$4,784	$3,451	$1,879
Penta	608	1,405	2,525
Creosote	286	292	298
Animal Health	766	769	852
Discontinued operations	—	—	15
Other — general corporate	267	251	96

Total consolidated depreciation and amortization	$6,711	$6,168	$5,665

Segment income from operations
Electronic Chemicals	$11,015	$3,695	$2,107
Penta	7,630	9,021	6,273
Creosote	17,804	15,645	9,136
Animal Health	19	200	816

Total segment income from operations	$36,468	$28,561	$18,332

Capital expenditures
Electronic Chemicals	$29,066	$2,111	$51,328
Penta	444	822	307
Creosote	38	52	—
Animal Health	64	4	81
Included in acquisition	(26,784)	(324)	(49,576)
Discontinued operations	—	—	—
Other — general corporate	187	344	589

Total capital expenditures	$3,015	$3,009	$2,729

Total assets
Electronic Chemicals	$109,367	$75,868
Penta	20,094	20,169
Creosote	21,731	18,894
Animal Health	15,950	17,157

Total assets for reportable segments	$167,142	$132,088

(1)	For fiscal years 2010, 2009 and 2008, sales to one customer of our electronic chemicals segment represented approximately 17%, 14% and 10%, respectively, of the Company’s revenue. No other customers accounted for 10% or more of the Company’s revenues.

A reconciliation of total segment to consolidated amounts for fiscal years 2010, 2009 and 2008 is set forth in the table below.

	2010	2009	2008
Assets:
Total assets for reportable segments	$167,142	$132,088
Total assets for discontinued operations (1)	739	856
Cash and cash equivalents	3,073	6,613
Prepaid and other current assets	2,174	1,070
Other	2,893	2,881

Total assets	$176,021	$143,508

Sales:
Total sales for reportable segments	$208,628	$190,720	$154,394

Net sales	$208,628	$190,720	$154,394

Segment income from operations:
Total segment income from operations	$36,468	$28,561	$18,332
Other corporate expense	(9,489)	(7,712)	(6,839)

Operating income	26,979	20,849	11,493
Interest income	5	7	438
Interest expense	(2,252)	(3,032)	(2,670)
Other expense, net	(211)	(340)	(55)

Income from continuing operations before income taxes	$24,521	$17,484	$9,206

Geographic Data

	2010	2009	2008
Net sales:
United States	$175,170	$162,379	$133,991
International	33,458	28,341	20,403

Net sales	$208,628	$190,720	$154,394

Property, plant and equipment, net:
United States	$50,856	$35,653
International	17,789	19,181

Property, plant and equipment, net	$68,645	$54,834

(1)	Includes approximately $739,000 and $830,000 of deferred tax assets as of July 31, 2010 and 2009, respectively, related to discontinued operations.
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

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the fiscal years ended July 31, 2010 and 2009, except for net income, exclude discontinued operations related to the Company’s agricultural chemical products. See note 12 for further detail on discontinued operations.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2010

Net sales	$49,414	$45,134	$51,614	$62,466
Gross profit	18,391	16,712	15,956	18,632
Operating income	7,950	6,924	5,832	6,273
Income from continuing operations before income taxes	7,366	6,319	5,224	5,612
Net income	4,620	3,963	3,342	3,405

Earnings Per share:

Income per share from continuing operations
- basic	$0.41	$0.36	$0.30	$0.30
- diluted	0.41	0.35	0.29	0.30
Net income per share
- basic	0.41	0.36	0.30	0.30
- diluted	0.41	0.35	0.29	0.30

Year Ended July 31, 2009

Net sales	$52,233	$44,207	$45,869	$48,411
Gross profit	15,530	13,736	15,350	19,551
Operating income	3,525	2,507	5,440	9,377
Income from continuing operations before income taxes	2,615	1,479	4,694	8,696
Net income	1,616	903	2,782	4,914

Earnings Per share:

Income per share from continuing operations
- basic	$0.15	$0.08	$0.25	$0.44
- diluted	0.14	0.08	0.25	0.44
Net income per share
- basic	0.15	0.08	0.25	0.44
- diluted	0.14	0.08	0.25	0.44
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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2010. In conducting the Company’s evaluation of effectiveness of the Company’s internal controls over financial reporting as of July 31, 2010, the Company has excluded the acquisition of the electronic business of General Chemical General as permitted by the guidance issued by the SEC. The acquisition of General Chemical business was completed on March 30, 2010. This acquisition constituted 19.4% of total assets as of July 31, 2010, and 7.5% of total revenues for the year then ended.
Management’s assertion about the effectiveness of our internal control over financial reporting as of July 31, 2010, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fiscal quarter ended July 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Pursuant to instruction G(3) to Form 10-K, the information required by Items 10-11, a portion of Item 12 and Items 13-14 of Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders on December 7, 2010, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Our 2009 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on December 8, 2009. The plan has been previously filed as Exhibit 10.46 to this report. Our 2004 Long-Term Incentive Plan was adopted and approved by the shareholders in 2004, and has been filed previously as Exhibit 10.21 to our report on Form 10-Q filed on December 15, 2004. Our 1996 Stock Option Plan was adopted and approved by its shareholders in 1996, and has been filed previously as Exhibit 10.4 to the Company’s report on Form 10-QSB12G filed on December 6, 1996. The 1996 Stock Option Plan terminated by expiration of its original term as of July 31, 2007, but options previously issued under the plan remain in effect. The following information is provided as of July 31, 2010.

	Number of securities to be			Number of securities available for
	issued upon exercise of		Weighted-average exercise	future issuance under equity
	outstanding options,		price of outstanding options,	compensation plans (excluding
	warrants and rights		warrants and rights	securities reflected in column (a))
	(a)		(b)	(c)
Plan Category Equity compensation plans approved by security holders	272,000	(1)	$3.98	663,400

Equity compensation plans not approved by security holders	—		—	—

Total	272,000		$3.98	663,400

(1)	Includes unvested options to purchase 62,500 shares of common stock.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
(a)	The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.
(b)	The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

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

2.5
Asset Purchase Agreement dated February 25, 2010 between the company and General Chemical Performance Products LLC, filed previously as Exhibit 2.5 to the company’s report on Form 10-Q filed March 12, 2010, and incorporated herein by reference.

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

10.12	*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.13	*	Stock Option Agreement dated October 17, 1996 with Thomas H. Mitchell filed as Exhibit 10.5 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.15	*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.16	*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.17	*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.18	*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.19	*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.20		Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February 14, 2002, incorporated in this report.

10.21	*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

10.28	*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.29	*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.34	†	Sales Agreement with Koppers, Inc. dated May 8, 2007, filed as Exhibit 10.34 to the company’s report on Form 10-Q filed June 5, 2007.

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

10.39
Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 initially filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, and re-filed on March 12, 2010 to the company’s report on Form 10-Q, and incorporated herein by this reference.

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

10.45	†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

10.46	*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the company’s report on Form 10-K filed October 14, 2009 and incorporated herein by this reference.

10.47
Second Amendment to Amended and Restated Credit Agreement with Wachovia Bank, National Association dated March 18, 2010 filed as Exhibit 10.47, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.48
Amendment No. 2 to Note Purchase Agreement and Limited Consent with The Prudential Insurance Company of America dated March 18, 2010 filed as Exhibit 10.48, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

21.1	Subsidiaries of the company.

23.1	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.
(c)	Schedule II-Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.
KMG Chemicals, Inc.
Schedule II — Valuation and Qualifying Accounts
Fiscal years ending July 31, 2010, 2009 and 2008

	Balance at			Balance at
	beginning	Charged to costs	Additions/	end
Description	of period	and expenses	Deductions	of period

Year ended July 31, 2010:
Allowance for doubtful accounts	$595,000	$63,000	$(398,000)	$260,000
Inventory obsolescence	395,000	171,000	(148,000)	418,000
Valuation allowance on deferred tax assets	1,509,000	(882,000)	—	627,000

Year ended July 31, 2009:
Allowance for doubtful accounts	$342,000	$253,000	$—	$595,000
Inventory obsolescence	484,000	—	(89,000)	395,000
Valuation allowance on deferred tax assets	—	1,509,000	—	1,509,000

Year ended July 31, 2008:
Allowance for doubtful accounts	$48,000	$—	$294,000 (1)	$342,000
Inventory obsolescence	—	—	484,000 (1)	484,000
Valuation allowance on deferred tax assets	—	—	—	—

(1)	Additions to the allowance for doubtful accounts and inventory obsolescence in fiscal year 2008 were due to amounts related to the acquisition of the electronic chemicals business.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KMG CHEMICALS, INC.

By:	/s/ J. Neal Butler	Date: October 14, 2010
J. Neal Butler, President
and Chief Executive Officer
Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 14, 2010

John V. Sobchak, Vice President
and Chief Financial Officer

By:	/s/ H. L. Sarles	Date: October 14, 2010

H. L. Sarles, Controller and Chief Accounting Officer

By:	/s/ David L. Hatcher	Date: October 14, 2010

David L. Hatcher,
Director and Chairman of the Board

By:	/s/ Gerald G. Ermentrout	Date: October 14, 2010

Gerald G. Ermentrout, Director

By:	/s/ Christopher T. Fraser	Date: October 14, 2010

Christopher T. Fraser

By:	/s/ George W. Gilman	Date: October 14, 2010

George W. Gilman, Director

By:	/s/ Fred C. Leonard	Date: October 14, 2010

Fred C. Leonard III, Director

By:	/s/ Stephen A. Thorington	Date: October 14, 2010

Stephen A. Thorington, Director

By:	/s/ Karen A. Twitchell	Date: October 14, 2010

Karen A. Twitchell, Director

By:	/s/ Richard L. Urbanowski	Date: October 14, 2010

Richard L. Urbanowski, Director