Form 10-Q
period 2010-10-31
KMG CHEMICALS INC
filed 2010-12-10
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 7, 2010, there were 11,303,708 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	October 31,	July 31,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,735	$4,728
Accounts receivable:
Trade, net of allowances of $260 at October 31, 2010 and at July 31, 2010	28,484	30,214
Other	3,444	2,864
Inventories, net	41,153	39,102
Current deferred tax assets	800	672
Prepaid expenses and other current assets	1,305	1,882

Total current assets	79,921	79,462

PROPERTY, PLANT AND EQUIPMENT, net	69,815	68,645

DEFERRED TAX ASSETS	874	606
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	20,230	20,534
RESTRICTED CASH	—	189
OTHER ASSETS, net	3,047	2,807

TOTAL ASSETS	$177,665	$176,021

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,456	$20,899
Accrued liabilities	6,394	7,147
Current deferred tax liabilities	28	28
Current portion of long-term debt	8,000	8,000

Total current liabilities	36,878	36,074

LONG-TERM DEBT, net of current portion	46,333	51,333

DEFERRED TAX LIABILITIES	3,121	2,644
OTHER LONG-TERM LIABILITIES	1,220	1,192

Total liabilities	87,552	91,243

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,303,708 shares issued and outstanding at October 31, 2010 and 11,229,487 shares issued and outstanding at July 31, 2010	113	112
Additional paid-in capital	24,885	24,319
Accumulated other comprehensive loss	(1,857)	(3,335)
Retained earnings	66,972	63,682

Total stockholders’ equity	90,113	84,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,665	$176,021

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended
	October 31,
	2010	2009

NET SALES	$62,104	$49,414

COST OF SALES	44,736	31,023

Gross Profit	17,368	18,391

DISTRIBUTION EXPENSES	6,372	5,021
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,436	5,420

Operating income	5,560	7,950

OTHER INCOME (EXPENSE):
Interest income	1	1
Interest expense	(595)	(557)
Other, net	51	(28)

Total other expense, net	(543)	(584)

INCOME BEFORE INCOME TAXES	5,017	7,366

Provision for income taxes	(1,501)	(2,746)

NET INCOME	$3,516	$4,620

EARNINGS PER SHARE:

Basic	$0.31	$0.41

Diluted	$0.31	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,299	11,144
Diluted	11,460	11,375
See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,516	$4,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,240	1,379
Amortization of loan costs included in interest expense	27	22
Stock-based compensation expense	181	86
Bad debt expense	—	170
Inventory valuation adjustment	(84)	(77)
Gain on disposal of property	(59)	—
Deferred income tax expense	68	317
Tax benefit from stock-based awards	(193)	(37)
Changes in operating assets and liabilities
Accounts receivable — trade	1,997	(1,309)
Accounts receivable — other	(502)	(215)
Inventories	(1,750)	(517)
Prepaid expenses and other current assets	363	493
Accounts payable	1,422	1,645
Accrued liabilities	(708)	(151)

Net cash provided by operating activities	6,518	6,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,155)	(239)
Proceeds from sale of property	59	—
Change in restricted cash	189	111

Net cash used in investing activities	(1,907)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under revolver credit agreement	(3,000)	—
Principal payments on borrowings on term loan	(2,000)	(1,375)
Proceeds from exercise of stock options	200	—
Tax benefit from stock-based awards	193	37
Payment of dividends	(226)	(222)

Net cash used in financing activities	(4,833)	(1,560)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	229	82

NET INCREASE IN CASH AND CASH EQUIVALENTS	7	4,820

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,728	7,174

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,735	$11,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$634	$536
Cash paid for income taxes	$355	$271
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) Basis of Presentation. The (a) consolidated balance sheet as of July 31, 2010, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.
These condensed consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.
(2) Acquisition. On March 29, 2010, the Company acquired certain assets of the electronic chemicals business of General Chemical Performance Products, LLC (“General Chemical”). The acquired business included products similar to the products of the Company’s then existing electronic chemicals business. The purpose of the acquisition was to expand the Company’s product line and increase market share.
The purchase included inventory, a 48,000 square foot manufacturing facility in Hollister, California and certain equipment at General Chemical’s Bay Point, California facility. The Company additionally entered into a manufacturing agreement with General Chemical under which they will continue to manufacture certain acid products for us at their Bay Point facility, using the equipment at the facility which was purchased by the Company. The Company paid $26.8 million in cash for the acquisition which was financed with available cash and borrowings under the Company’s revolving credit facility.
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

The following table sets forth pro forma results for the three months ended October 31, 2009 had the acquisition occurred as of the beginning of fiscal year 2009. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the date indicated.

(Unaudited)
(in thousands, except
per share data)
Three months ended
October 31, 2009
Revenues	$60,197
Operating income	8,502
Net income	4,934
Earnings per share — basic	$0.44
The Company is consolidating manufacturing for its U.S.-based electronic chemicals at its Pueblo, CO and Hollister, CA facilities. As a result it is not practicable to determine the revenue and earnings attributable to the acquired business included in the Company’s consolidated statements of income for the reporting period.
Depreciation included in the pro forma financial information is approximately $230,000 per month.
(3) Recent Accounting Standards. The Company has considered all recently issued Financial Accounting Standards Board accounting standards updates and SEC rules and interpretive releases, and believes that none of those items could have a material impact on the Company’s consolidated financial statements.
(4) Earnings Per Share. Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended
	October 31,
	2010	2009
	(Amounts in thousands,
	except per share data)
Net income	$3,516	$4,620

Weighted average shares outstanding-basic	11,299	11,144
Dilutive effect of options and stock awards	161	231

Weighted average shares outstanding-diluted	11,460	11,375

Basic earnings per share	$0.31	$0.41

Diluted earnings per share	$0.31	$0.41

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were no potentially dilutive securities not included in the computation of diluted earnings per share for the periods ended October 31, 2010 and 2009.
(5) Inventories. Inventories are summarized in the following table (in thousands):

	October 31,	July 31,
	2010	2010
Raw materials and supplies	$9,407	$8,578
Finished products	32,063	30,942
Less reserve for inventory obsolescence	(317)	(418)

Inventories, net	$41,153	$39,102

(6) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31,	July 31,
	2010	2010
Land	$9,868	$9,428
Buildings & improvements	34,889	34,399
Equipment	41,002	40,195
Leasehold improvements	132	132

	85,891	84,154
Less accumulated depreciation and amortization	(20,023)	(18,054)

	65,868	66,100
Construction-in-progress	3,947	2,545

Property, plant and equipment, net	$69,815	$68,645

(7) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2010. The Company recognized stock-based compensation costs of approximately $181,000 and $86,000, respectively, for the three months ended October 31, 2010 and 2009, which are recorded as selling, general and administrative expenses in the consolidated statements of income.
As of October 31, 2010, the unrecognized compensation costs related to stock-based awards was approximately $1.1 million, including $32,000 related to outstanding unvested stock options expected to be recognized over a weighted-average period of 1.8 years and $1.1 million related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of 1.7 years.
A summary of stock option and stock activity is presented below.
Stock Options
A summary of activity associated with the three months ended October 31, 2010 is presented below.

		Weighted-
		Average
	Shares	Exercise Price

Outstanding on August 1, 2010	272,000	3.98
Granted	—	—
Exercised	(50,000)	4.00
Forfeited/Expired	—	—

Outstanding on October 31, 2010	222,000	3.98

The following table summarizes information about stock options outstanding at October 31, 2010 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Term (years)	(in thousands) (1)

Fully vested and currently exercisable	159,500	$3.84	5.62	$1,619
Expected to vest	62,500	$4.34	11.81	603

Total outstanding stock options	222,000	$3.98	7.37	$2,222

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on October 29, 2010.
No options were granted in the first quarter of fiscal years 2011 or 2010
The total intrinsic value of options exercised during the three months ended October 31, 2010 was approximately $546,000. There were no options exercised during the three months ended October 31, 2009.

Performance Shares
On August 1, 2010, there were 197,249 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the three months ended October 31, 2010, there were no performance-based stock awards vested or granted. As of October 31, 2010, the unvested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2010 and 2009, are summarized below.

			Closing Stock
		Maximum	Price	3-Year	Expected
	Series	Award	(Fair Value)	Measurement	Percentage of	Shares Expected
Date of Grant	Award	(Shares)	on Grant Date	Period Ending	Vesting	to Vest
Fiscal Year 2010
3/17/2010	Series 1	63,605	$15.55	07/31/2012	65%	41,343
3/17/2010	Series 2	42,402	$15.55	07/31/2012	100%	42,402

		106,007				83,745

Fiscal Year 2009
12/02/2008	Series 1	54,745	$3.19	07/31/2011	40%	21,898
12/02/2008	Series 2	36,497	$3.19	07/31/2011	20%	7,299

		91,242				29,197

Total		197,249				112,942

Series 1: Vesting for the Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long term projections. For the fiscal year 2010 and 2009 awards the expected percentage of vesting is based on performance through October 31, 2010 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.
Series 2: Vesting for the Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2010 and 2009 awards the expected percentage of vesting is based on performance through October 31, 2010 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.
Time Based Shares
A summary of activity for time-based stock awards for the three months ended October 31, 2010 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested on August 1, 2010	24,070	$12.66
Granted	—	—
Vested	(6,580)	13.29
Forfeited	—	—

Non-vested on October 31, 2010	17,490	12.43

The total fair value of shares vested during the three months ended October 31, 2010 and 2009 was approximately $87,500 and $28,000, respectively.

(8) Intangible Assets. Intangible assets are summarized as follows (in thousands):

	October 31, 2010
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,756)	$244
Animal health trademarks (4-5 years)	364	(361)	3
Animal health product registrations and other related assets (5-20 years)	6,165	(1,752)	4,413
Electronic chemicals-related contracts (3-8 years)	1,164	(933)	231
Electronic chemicals-related trademarks and patents (10-15 years)	117	(29)	88
Electronic chemicals–value of product qualifications (5 years)	1,300	(153)	1,147

Total intangible assets subject to amortization	$13,110	$(6,984)	6,126

Intangible assets not subject to amortization:
Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,230

	July 31, 2010
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,689)	$311
Animal health trademarks (4-5 years)	364	(359)	5
Animal health product registrations and other related assets (5-20 years)	6,165	(1,667)	4,498
Electronic chemicals-related contracts (3-8 years)	1,164	(844)	320
Electronic chemicals-related trademarks and patents (10-15 years)	117	(26)	91
Electronic chemicals-value of product qualifications (5 years)	1,300	(95)	1,205

Total intangible assets subject to amortization	$13,110	$(6,680)	6,430

Intangible assets not subject to amortization:
Creosote product registrations and other creosote related assets			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,534

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $304,000 and $243,000 for the three month periods ended October 31, 2010 and 2009 respectively.
(9) Dividends. Dividends of approximately $226,000 ($0.02 per share) and $222,000 ($0.02 per share) were declared and paid in the first quarter of fiscal years 2011 and 2010, respectively.
(10) Comprehensive Income. The Company’s other comprehensive income includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive income (loss) in the consolidated balance sheets. The following table summarizes total comprehensive income for the applicable periods (in thousands):

	Three Months Ended
	October 31,
	2010	2009
Net income	$3,516	$4,620
Other comprehensive income:
Net foreign currency translation gain	1,478	1,026

Total comprehensive income	$4,994	$5,646

(11) Segment Information. The Company operates four reportable segments organized around its three product lines: electronic chemicals, industrial wood preserving chemicals and animal health products.
The Company previously had five reportable segments, Electronic Chemicals – North America, Electronic Chemicals – International, penta, creosote and animal health. During the fourth quarter of fiscal year 2010 the Company re-evaluated the criteria used to determine operating segments, and concluded that its electronic chemicals product line met the criteria of a single operating segment. As a result the composition of the Company’s reportable segments was revised to reflect a change from five to four reportable segments, electronic chemicals, penta, creosote and animal health. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended
	October 31,
	2010	2009
	(Amounts in thousands)
Sales
Electronic Chemicals	$36,793	$23,011
Penta	6,471	5,943
Creosote	17,689	19,527
Animal Health	1,151	933

Total sales for reportable segments	$62,104	$49,414

Depreciation and amortization
Electronic Chemicals	$1,756	$896
Penta	145	155
Creosote	73	70
Animal Health	192	192
Other — general corporate	74	66

Total consolidated depreciation and amortization	$2,240	$1,379

Segment income (loss) from operations (1)
Electronic Chemicals	$3,025	$902
Penta	2,061	2,375
Creosote	1,768	6,320
Animal Health	(397)	(370)

Total segment income from operations	$6,457	$9,227

	October 31,	July 31,
	2010	2010
Assets
Electronic Chemicals	$113,834	$109,367
Penta	20,172	20,094
Creosote	20,591	21,731
Animal Health	14,829	15,950

Total assets for reportable segments	$169,426	$167,142

(1)
Segment income (loss) from operations includes certain allocated corporate overhead expenses. During the first quarter of fiscal year 2011, the Company changed the method it uses to allocate those costs to its reportable segments which is based on segment net sales. As a result prior year amounts have been reclassified to reflect the current year method. The total corporate overhead expense allocated to segment income (loss) for the three months ended October 31, 2010 and 2009 was $1.8 million and $1.7 million, respectively.

A reconciliation of total segment information to consolidated amounts is as follows:

	October 31,	July 31,
	2010	2010
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$169,426	$167,142
Total assets for discontinued operations (1)	714	739
Cash and cash equivalents	2,182	3,073
Prepaid and other current assets	2,166	2,174
Other	3,177	2,893

Total assets	$177,665	$176,021

	Three Months Ended
	October 31,
	2010	2009
Sales:
Total sales for reportable segments	$62,104	$49,414

Net sales	$62,104	$49,414

Segment income from operations:
Total segment income from operations (2)	$6,457	$9,227
Other corporate expense (2)	(897)	(1,277)

Operating income	5,560	7,950
Interest income	1	1
Interest expense	(595)	(557)
Other income (expense), net	51	(28)

Income before income taxes	$5,017	$7,366

(1)	Includes approximately $714,000 and $739,000 as of October 31, 2010 and July 31, 2010, respectively, of long-term deferred tax assets related to discontinued operations.

(2)
Other corporate expense represents those expenses associated with the company’s operation as a public entity and includes costs such as board compensation, audit expense and fees related to the listing of our stock. During the first quarter of fiscal year 2011, the Company changed the method it uses to allocate certain corporate overhead costs to its reportable segments, and accordingly prior year amounts have been reclassified to reflect the current year method.

(12) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	October 31,	July 31,
	2010	2010
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.26% at October 31, 2010)	17,333	19,333
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.26% at October 31, 2010)	17,000	20,000

Total debt	54,333	59,333
Current portion of long-term debt	(8,000)	(8,000)

Long-term debt, net of current portion	$46,333	$51,333

To finance the acquisition of the electronic chemicals business from Air Products in December 2007, the Company entered into a credit agreement and a note purchase agreement. The credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The Company amended those facilities in March 2010 to increase the amount that may be borrowed under the revolving loan facility to $50 million. The facility was entered into with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature December 31, 2012. The revolving loan and the term loan each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
As of November 30, 2010, advances under the revolving loan and the term loan bear interest at LIBOR plus 2.00%. For the first 24 months of the term facility, principal payments were $458,333, per month and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity.
The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At October 31, 2010, the amount outstanding on the revolving loan was $17.0 million and the amount outstanding on the term loan was $17.3 million.
In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2010, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and maintain a ratio of funded debt to EBITDA of 3.0 to 1.0. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On October 31, 2010, the Company was in compliance with all of its debt covenants.
(13) Income Taxes. Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the first quarter of fiscal year 2011 was 29.9%, which included the effect of an adjustment recognized during the period of $410,000 for the reversal of a portion of the valuation allowance related to a foreign subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood preservation chemicals and animal health products. Our electronic chemicals are used in the manufacturing of semiconductors. Our wood preserving chemicals, pentachlorophenol (“penta”) and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health products include biotech feed additives, farm and ranch hygiene products and pesticide products used on cattle, other livestock and poultry to protect the animals from flies and other pests.
Results of Operations
Three Month Period Ended October 31, 2010 compared with Three Month Period Ended October 31, 2009
Segment Data
Segment data is presented for our four reportable segments for the three month periods ended October 31, 2010 and 2009. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. We previously had five reportable segments, Electronic Chemicals-North America, Electronic Chemicals-International, and segments for penta, creosote and animal health. During the fourth quarter of fiscal year 2010 we re-evaluated the criteria used to determine operating segments, and we concluded that our electronic chemicals product line met the criteria of a single operating segment. As a result our reportable segments were revised to reflect a change from five to four reportable segments, electronic chemicals, penta, creosote and animal health. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended
	October 31,
	2010	2009
	(Amounts in thousands)
Sales
Electronic Chemicals	$36,793	$23,011
Penta	6,471	5,943
Creosote	17,689	19,527
Animal Health	1,151	933

Net sales	$62,104	$49,414

Net Sales
Net sales increased $12.7 million, or 25.7%, to $62.1 million in the first quarter of fiscal year 2011 as compared with $49.4 million for the same period of the prior year.
In the first quarter of fiscal year 2011, the electronic chemicals segment had net sales of $36.8 million, an increase of $13.8 million, or 59.9%, as compared to the prior year period. We had increased sales from our March 2010 acquisition of General Chemical’s electronic chemicals business, and demand recovered in the segment from the effect of the economic downturn in the semiconductor industry. Approximately 95% of the increase was attributable to net sales in North America.
Net sales of penta products increased $528,000, or 8.9%, to $6.5 million in the first quarter of fiscal year 2011 as compared to the prior year period. The increase in sales for the three month period was due to higher volume. We benefited from an incremental improvement in purchases of treated poles by utility companies.
Creosote net sales decreased in the first quarter of fiscal year 2011, as compared with the prior year period, by $1.8 million, or 9.4%, to $17.7 million. The decrease resulted from lower average prices, partially offset by an increase in volume in the first quarter of fiscal year 2011 as compared with the prior year period. Demand by railroads for crossties treated with creosote eased in 2010 from the high levels of previous years. While crosstie purchases for the 12 month period ending October 31, 2010 averaged 19 million ties, production rates of treated crossties averaged just 16 million ties. Offsetting this downward trend was a shift in the market to a crosstie treatment that did not include blending with petroleum, thereby increasing the demand for creosote. Average pricing during the quarter declined with the consolidation of our wood treating customer base coupled with the threat of off-shore material finding its way into the U.S. market. We successfully completed a significant supply contract with our largest creosote customer and anticipate pricing will remain relatively flat with first quarter levels through fiscal year 2011. We expect sales volumes to increase in the second half of the fiscal year as rail tie production rates more closely approximate tie purchases.

Net sales of animal health pesticides increased by $218,000, or 23.4%, to $1.2 million in the first quarter of fiscal year 2011 as compared with the prior year period. The increase was primarily driven by improvement in demand for pest control in the U.S. feed animal sector, but farm and livestock customers continue to be impacted by the effect of high costs for feed, fuel, and fertilizer. The U.S. Environmental Protection Agency (“EPA) failed to timely review residue studies for Rabon products (tetrachlorvinphos) that we had submitted several years ago, and failed to establish permanent residue tolerances based on those studies. Although we are working to have EPA re-establish appropriate tolerances, pending a successful conclusion of that effort, sales of our Rabon products in the U.S. may be adversely affected. Sales of our Rabon products in the U.S. constituted approximately 2% of our fiscal year 2010 consolidated net sales. Seasonal usage of animal health pesticides is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters. Revenues from products subject to significant seasonal variations represented 5.0% of our fiscal year 2010 revenues.
Gross Profit
Gross profit decreased by $1.0 million, or 5.6%, to $17.4 million in the first quarter of fiscal year 2011 from $18.4 million in the same quarter the prior year. Gross profit as a percentage of sales decreased to 28.0% in the first quarter of fiscal year 2011 from 37.2% in the first quarter of fiscal year 2010.
The decline in aggregate gross profit was primarily from our creosote segment, but offset in part by improved sales and corresponding gross profit in our electronic chemicals segment. Gross profits in our two wood preservatives segments decreased in the first quarter of fiscal year 2011 as compared with the prior year period. The majority of the decrease was attributable to our creosote segment, where we saw increased costs for creosote and a lower average sales price. The decrease in our penta segment was due to higher costs of chlorine and solvent raw materials used to produce our penta products, offset in part by higher sales as a result of increased volumes. Gross profit in our animal health segment was relatively flat in the first quarter as compared with the prior year.
Other companies may include certain of the costs that we record in cost of sales as distribution expenses or selling, general and administrative expenses, and may include certain of the costs that we record in distribution expenses or selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.
Distribution Expenses
Distribution expenses are presented as a line item separate from our selling, general and administrative expenses in the consolidated statements of income. Prior year information has been reclassified to conform to this presentation.
Distribution expenses increased by $1.4 million, or 26.9%, to $6.4 million in the first quarter of fiscal year 2011 as compared with $5.0 million in the prior year period. The increase was primarily due to increased freight expense of $958,000 for our electronic chemicals business, approximately half of which was related to the business acquired from General Chemical. For electronic chemicals, distribution expense was 14.4% of net sales in the first quarter versus 18.1% in the prior year. The decline in distribution expense as a percent of sales was due to the efficiency measures implemented in conjunction with the previous acquisition’s integration. Our two wood preservatives segments and our animal health segments had an aggregate increase of approximately $200,000 in distribution expenses, mainly because of higher freight and, because we cleaned more cars, railcar cleaning expenses. Distribution expenses in the aggregate were approximately 10.3% of net sales in the first quarter of fiscal year 2011 and 10.2% in the prior year period.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $5.4 million in the first quarter of each of fiscal year 2011 and fiscal year 2010. Those expenses were 8.8% of sales in the first quarter of fiscal year 2011 and 11.0% of sales in the first quarter of the prior year.
Selling, general and administrative expenses associated with our electronic chemicals segment increased approximately $390,000, to $2.8 million, in the first quarter of fiscal year 2011 as compared to $2.4 million for the first quarter of fiscal year 2010. The current period included $176,000 of integration costs in connection with the electronic chemicals business we acquired from General Chemical in March 2010. Selling, general and administrative expenses related to each of our other segments were relatively flat.

Interest Expense
Interest expense was $595,000 in the first quarter of fiscal year 2011 as compared with $557,000, in the same period of fiscal year 2009. The increase was due to an increase in our revolving loan facility balance to finance the acquisition of the electronic chemicals business of General Chemical in March 2010.
Income Taxes
Our effective tax rate was 29.9% and 37.3% in the first quarter of fiscal years 2011 and 2010, respectively. The current year period income tax expense was net of a discrete period adjustment of $410,000 reflecting the reversal of a portion of the valuation allowance related to a foreign subsidiary.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $6.5 million for the first three months of fiscal year 2011 as compared to $6.4 million for the comparable period in 2010. Net income adjusted for depreciation and amortization increased cash to $5.8 million in the first three months of fiscal year 2011. Changes in operating assets and liabilities included a decrease of $2.0 million in accounts receivable and an increase in accounts payable of $1.4 million, both of which had a favorable impact on cash. The decrease in accounts receivable was primarily due to the seasonality of the animal health business. Most of our animal health sales occur in the second half of our fiscal year. The increase in accounts payable was primarily related to increased activity related to our recently acquired electronic chemicals business. Cash was unfavorably impacted by an increase in inventories of $1.8 million due to higher inventories resulting from the newly acquired electronic chemicals business.
Net cash used in investing activities in the first three months of fiscal 2011 was $1.9 million as compared with $128,000 in the prior year period. We made additions to property, plant and equipment of $2.2 million during the first quarter of fiscal year 2011 as compared to $239,000 in the first quarter of fiscal year 2010. In the first quarter of fiscal year 2011 we spent approximately $1.2 million in connection with our ongoing expansion project at our Hollister, CA facility. We additionally made approximately $435,000 of capital expenditures at our Pueblo, CO facility for equipment purchases and upgrades, some of which are in connection with our ongoing consolidation of our U.S. based electronic chemicals manufacturing. The remaining capital expenditures were for normal equipment and system upgrades and purchases across our different locations.
Net cash used in financing activities was $4.8 million in the first three months of fiscal year 2011 as compared to $1.6 million in the comparable prior year period. In the first three months of fiscal year 2011, we made principal payments of $2.0 million on the term loan indebtedness we incurred when we purchased the electronic chemicals business in December 2007. We additionally made payments of $3.0 million on our revolving credit line in the current period which reflects amounts borrowed to fund our March 2010 acquisition. In the first three months of fiscal year 2010, we made principal payments of $1.4 million on the term loan indebtedness. We paid dividends of $226,000 and $222,000 in the first three months of fiscal years 2011 and 2010, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At October 31, 2010, we had $17.0 million outstanding under that revolving facility, and our net borrowing base availability was $17.1 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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
As of November 30, 2010, advances bear interest at LIBOR plus 2.00%. For the first 24 months of the term facility, principal payments were $458,333 per month, and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At October 31, 2010, $17.0 million was outstanding on the revolving facility and $17.3 million was outstanding on the term loan.
The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement we entered into with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2010, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA of 3.0 to 1.0. We are also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On October 31, 2010, we were in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
We have considered all recently issued Financial Accounting Standards Board accounting standards updates and SEC rules and interpretive releases, and believe that none of those items could have a material impact on our consolidated financial statements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. There were no significant changes in our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.
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
Interest Rate Sensitivity
As of October 31, 2010 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

As of October 31, 2010 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 2.00%, maturing on December 31, 2012. On October 31, 2010, we had $17.0 million borrowed on our $50.0 million revolving credit line under that facility, and $17.3 million borrowed on a term loan under that same facility. Principal payments on the term loan were $458,333 per month for the first two years of the term facility and now are $666,667 per month for the remaining term of the facility.
Based on the outstanding balance of the term loan and LIBOR rate as of October 31, 2010, a 1.0% change in the interest rate would result in a change of approximately $273,000 in interest expense for the next twelve months.
Foreign Currency Exchange Rate Sensitivity
We are exposed to fluctuations in foreign currency exchange rates from our electronic chemicals international segment. Our international operations are centered in Europe and use a different functional currency, the Euro, than the U.S. Dollar which is our consolidated reporting currency. Currency translation gains and losses result from the process of translating the segment’s financial statements from its functional currency into our reporting currency. Currency translation gains and losses have no impact on the consolidated statements of income and are recorded as accumulated other comprehensive income (loss) within stockholders’ equity in our consolidated balance sheets. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.
During the three months ended October 31, 2010, we recognized foreign currency translation gains of $1.5 million as accumulated other comprehensive income in the consolidated balance sheets. At October 31, 2010, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $1.9 million.
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

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for fiscal year 2012, if such recommendations are received in writing, addressed to the chair of the committee, Mr. Urbanowski, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 2, 2011.

ITEM 6.	EXHIBITS
The financial statements are filed as part of this report in Part 1, Item 1. The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: December 10, 2010
J. Neal Butler
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: December 10, 2010
John V. Sobchak
Vice President and Chief Financial Officer