Form 10-Q
period 2011-01-31
KMG CHEMICALS INC
filed 2011-03-11
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 10, 2011, there were 11,313,991 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	January 31,	July 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,456	$4,728
Accounts receivable:
Trade, net of allowances of $260 at January 31, 2011 and at July 31, 2010	30,240	30,214
Other	3,366	2,864
Inventories, net	39,896	39,102
Current deferred tax assets	798	672
Prepaid expenses and other current assets	718	1,882

Total current assets	79,474	79,462

PROPERTY, PLANT AND EQUIPMENT, net	69,980	68,645

DEFERRED TAX ASSETS	873	606
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	19,948	20,534
RESTRICTED CASH	—	189
OTHER ASSETS, net	3,010	2,807

TOTAL ASSETS	$177,063	$176,021

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,653	$20,899
Accrued liabilities	5,102	7,147
Current deferred tax liabilities	28	28
Current portion of long-term debt	8,000	8,000

Total current liabilities	35,783	36,074

LONG-TERM DEBT, net of current portion	44,333	51,333
DEFERRED TAX LIABILITIES	3,497	2,644
OTHER LONG-TERM LIABILITIES	1,239	1,192

Total liabilities	84,852	91,243

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,309,336 shares issued and outstanding at January 31, 2011 and 11,229,487 shares issued and outstanding at July 31, 2010	113	112
Additional paid-in capital	25,081	24,319
Accumulated other comprehensive loss	(2,154)	(3,335)
Retained earnings	69,171	63,682

Total stockholders’ equity	92,211	84,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,063	$176,021

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010

NET SALES	$64,936	$45,134	$127,040	$94,548

COST OF SALES	46,670	28,422	91,406	59,445

Gross Profit	18,266	16,712	35,634	35,103

DISTRIBUTION EXPENSES	7,351	4,356	13,723	9,377
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,109	5,432	11,545	10,852

Operating income	4,806	6,924	10,366	14,874

OTHER INCOME (EXPENSE):
Interest income	—	1	1	2
Interest expense	(599)	(535)	(1,194)	(1,092)
Other, net	(241)	(71)	(190)	(99)

Total other expense, net	(840)	(605)	(1,383)	(1,189)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,966	6,319	8,983	13,685

Provision for income taxes	(1,506)	(2,356)	(3,007)	(5,102)

INCOME FROM CONTINUING OPERATIONS	2,460	3,963	5,976	8,583

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	(47)	—	(47)	—
Income tax benefit	11	—	11	—

Loss from discontinued operations	(36)	—	(36)	—

NET INCOME	$2,424	$3,963	$5,940	$8,583

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.21	$0.36	$0.53	$0.77
Loss from discontinued operations	—	—	—	—

Net income	$0.21	$0.36	$0.53	$0.77

Diluted
Income from continuing operations	$0.21	$0.35	$0.52	$0.75
Loss from discontinued operations	—	—	—	—

Net income	$0.21	$0.35	$0.52	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,308	11,162	11,303	11,153
Diluted	11,495	11,420	11,477	11,397
See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,940	$8,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,846	2,817
Amortization of loan costs included in interest expense	54	44
Stock-based compensation expense	374	212
Bad debt expense	—	171
Inventory valuation adjustment	30	(59)
Loss on disposal of property	113	—
Deferred income tax expense	442	589
Tax benefit from stock-based awards	(196)	(81)
Changes in operating assets and liabilities
Accounts receivable — trade	247	(584)
Accounts receivable — other	(434)	(236)
Inventories	(632)	(2,030)
Prepaid expenses and other current assets	939	1,015
Accounts payable	1,641	(2,277)
Accrued liabilities	(1,933)	(2,948)

Net cash provided by operating activities	10,431	5,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,009)	(500)
Proceeds from sale of property	59	—
Change in restricted cash	189	110

Net cash used in investing activities	(3,761)	(390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under revolver credit agreement	(3,000)	—
Principal payments on borrowings on term loan	(4,000)	(2,958)
Proceeds from exercise of stock options	200	138
Tax benefit from stock-based awards	196	81
Payment of dividends	(452)	(445)

Net cash used in financing activities	(7,056)	(3,184)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	114	(62)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(272)	1,580

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,728	7,174

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,456	$8,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,188	$1,060
Cash paid for income taxes	$2,479	$7,183
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
During the second quarter of fiscal year 2011, the Company changed its estimate of the useful lives of certain equipment purchased in the General Chemical acquisition. This change had the effect of decreasing depreciation expense by $411,000, and the effect of increasing income from continuing operations by $411,000, increasing net income by $255,000 and increasing basic and diluted earnings per share by $0.02 for each of the three and six month periods ended January 31, 2011.
(2) Acquisition. On March 29, 2010, the Company acquired certain assets of the electronic chemicals business of General Chemical Performance Products, LLC (“General Chemical”). The acquired business included products similar to the products of the Company’s then existing electronic chemicals business. The purpose of the acquisition was to expand the Company’s manufacturing capability and increase market share.
The purchase included inventory, a 48,000 square foot manufacturing facility in Hollister, California and certain equipment at General Chemical’s Bay Point, California facility. The Company additionally entered into a manufacturing agreement with General Chemical under which they will continue to manufacture certain acid products at their Bay Point facility, using the equipment at the facility which was purchased by the Company. The Company paid $26.8 million in cash for the acquisition which was financed with available cash and borrowings under the Company’s revolving credit facility.
The following table summarizes the consideration paid for the acquired assets and the acquisition accounting for the fair value of the assets recognized in the consolidated balance sheets at the acquisition date (in thousands):

Consideration:
Cash	$26,784

Fair value of identifiable assets acquired:
Inventory, net of allowance	$7,604
Property, plant and equipment	17,706
Intangible assets:
Value of product qualifications	1,300
Non-compete agreement	150

Total intangible assets	1,450

Other	24
Total identifiable assets acquired	$26,784

The following table sets forth pro forma results for the three and six months ended January 31, 2010 had the acquisition occurred as of the beginning of fiscal year 2009. The pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the date indicated.

	Three months ended	Six months ended
	January 31, 2010	January 31, 2010
	(Unaudited)
	(in thousands, except per share data)
Revenues	$55,374	$115,571
Operating income	7,601	16,103
Net income	4,364	9,298
Earnings per share — basic	$0.39	$0.83

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
(3) Recent Accounting Standards. The Company has considered all recently issued accounting standards updates and SEC rules and interpretive releases, and believes that only the following item could have a material impact on the Company’s consolidated financial statements.
In December 2010, the Financial Accounting Standards Board issued new accounting guidance for the disclosure of supplementary pro forma information for business combinations. The guidance clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented and specifies that the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of material, non recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma information. The new guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)

Income from continuing operations	$2,460	$3,963	$5,976	$8,583
Loss from discontinued operations	(36)	—	(36)	—

Net income	$2,424	$3,963	$5,940	$8,583

Weighted average shares outstanding-basic	11,308	11,162	11,303	11,153
Dilutive effect of options and stock awards	187	258	174	244

Weighted average shares outstanding-diluted	11,495	11,420	11,477	11,397

BASIC EARNINGS PER SHARE
Basic earnings per share from continuing operations	$0.21	$0.36	$0.53	$0.77
Basic earnings per share on loss from discontinued operations	—	—	—	—

Basic earnings per share	$0.21	$0.36	$0.53	$0.77

DILUTED EARNINGS PER SHARE
Diluted earnings per share from continuing operations	$0.21	$0.35	$0.52	$0.75
Diluted earnings per share on loss from discontinued operations	—	—	—	—

Diluted earnings per share	$0.21	$0.35	$0.52	$0.75

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were approximately 1,500 shares and less than 1,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for three and six month periods ended January 31, 2011, respectively. There were no potentially dilutive securities not included in the computation of diluted earnings per share for the periods ended January 31, 2010.

(5) Inventories. Inventories are summarized in the following table (in thousands):

	January 31,	July 31,
	2011	2010
Raw materials and supplies	$9,947	$8,578
Finished products	30,332	30,942
Less reserve for inventory obsolescence	(383)	(418)

Inventories, net	$39,896	$39,102

(6) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31,	July 31,
	2011	2010
Land	$9,780	$9,428
Buildings & improvements	34,851	34,399
Equipment	41,138	40,195
Leasehold improvements	132	132

	85,901	84,154
Less accumulated depreciation and amortization	(21,252)	(18,054)

	64,649	66,100
Construction-in-progress	5,331	2,545

Property, plant and equipment, net	$69,980	$68,645

(7) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2010. The Company recognized stock-based compensation costs of approximately $193,000 and $126,000, respectively, for the three months ended January 31, 2011 and 2010, and approximately $374,000 and $212,000 for the six months ended January 31, 2011 and 2010, respectively, which are recorded as selling, general and administrative expenses in the consolidated statements of income.
As of January 31, 2011, the unrecognized compensation costs related to stock-based awards was approximately $1.6 million, including $28,000 related to non-vested stock options expected to be recognized over a weighted-average period of 1.7 years and $1.6 million related to unvested performance and time-based stock awards expected to be recognized over a weighted-average period of 1.6 years.
A summary of stock option and stock activity is presented below.
Stock Options
A summary of activity associated with the six months ended January 31, 2011 is presented below.

		Weighted-
		Average
	Shares	Exercise Price

Outstanding on August 1, 2010	272,000	$3.98
Granted	—	—
Exercised	(50,000)	4.00
Forfeited/Expired	—	—

Outstanding on January 31, 2011	222,000	3.98

The following table summarizes information about stock options outstanding at January 31, 2011 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Term (years)	(in thousands) (1)
Fully vested and currently exercisable	159,500	$3.84	5.4	$2,104
Expected to vest	62,500	4.34	11.6	793

Total outstanding stock options	222,000	3.98	7.1	$2,897

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on January 31, 2011.
No options were granted in the first six months of fiscal years 2011 or 2010.
The total intrinsic value of options exercised during the six months ended January 31, 2011 and 2010 was approximately $546,000 and $282,000, respectively.
Performance Shares
On August 1, 2010, there were 197,249 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the six months ended January 31, 2011, there were no awards vested and there were 103,298 performance-based stock awards granted. The fair value of the award was measured on the grant date of December 7, 2010 using the Company’s closing stock price of $15.65. Stock-based compensation expense on the award will be recognized on a straight line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending July 31, 2013, based on the number of shares expected to vest at the end of the measurement period. As of January 31, 2011, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2011, 2010 and 2009, are summarized below.

			Closing Stock
		Maximum	Price	3-Year	Expected
	Series	Award	(Fair Value)	Measurement	Percentage of	Shares Expected
Date of Grant	Award	(Shares)	on Grant Date	Period Ending	Vesting	to Vest
Fiscal Year 2011 Award 12/7/2010	Series 1	61,980	$15.65	07/31/2013	36.25%	22,468
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0.00%	—

		103,298				22,468

Fiscal Year 2010 Award 3/17/2010	Series 1	63,605	$15.55	07/31/2012	47.50%	30,212
3/17/2010	Series 2	42,402	$15.55	07/31/2012	100.00%	42,402

		106,007				72,614

Fiscal Year 2009 Award 12/02/2008	Series 1	54,745	$3.19	07/31/2011	52.50%	28,741
12/02/2008	Series 2	36,497	$3.19	07/31/2011	20.00%	7,299

		91,242				36,040

Total		300,547				131,122

Series 1: Vesting for the Series 1 awards are subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long term projections. For the fiscal year 2011, 2010 and 2009 awards the expected percentage of vesting is based on performance through January 31, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.
Series 2: Vesting for the Series 2 awards are subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2011, 2010 and 2009 awards the expected percentage of vesting is based on performance through January 31, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding at August 1, 2010 and January 31, 2011 was $12.33 and $12.17, respectively.
Time Based Shares
A summary of activity for time-based stock awards for the six months ended January 31, 2011 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested on August 1, 2010	24,070	$12.66
Granted	25,977	16.95
Vested (1)	(10,631)	13.42
Forfeited	—	—

Non-vested on January 31, 2011	39,416	14.46

(1)	During the six month period ended January 31, 2011 there were 12,698 shares vested. The number of shares presented here includes an adjustment of 2,067 shares which do not represent shares that vested during the six months ended January 31, 2011. The adjustment was related to the fiscal year 2010 non-employee director stock grant and reflects the difference between the number of shares reported as granted and the number of shares vested over the twelve month service period of the award ended November 30, 2010. The number of shares granted was calculated based on the aggregate monetary value of the award divided by the Company’s closing stock price on the respective date of grant. The number of shares vested at the end of each of the three month service periods over the twelve month service period ending November 30, 2010 was based on the Company’s closing stock price at the end of each of the three month periods.
During the six months ended January 31, 2011, a grant was made to non-employee directors under time-based awards whereby each non-employee director will be issued shares having a value of $50,000 for service as a director for the twelve-month period ending November 30, 2011. Each non-employee director shall be issued shares in quarterly installments for service as a director in the preceding three months in an amount equal in value to $12,500 valued on the closing price of the Company’s stock price as of the last trading day of each three month service period ending in February, May, August and November. The aggregate grant-date fair value of $350,000 for the award will be recognized on a straight-line basis over the requisite service period beginning January 24, 2011.
The Company also granted 5,769 time-based shares to certain employees during the six months ended January 31, 2011 which vest on July 31, 2013. The fair value of the award of $90,285 was measured on the date of grant on December 7, 2010, using the Company’s closing stock price of $15.65, and will be recognized on a straight line basis over the requisite service period from December 7, 2010 through July 31, 2013.
The total fair value of shares vested during the six months ended January 31, 2011 and 2010 was approximately $175,000 and $99,000, respectively.
There were 21,944 time-based shares granted during the six months ended January 31, 2010.

(8) Intangible Assets. Intangible assets are summarized as follows (in thousands):

	January 31, 2011
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,822)	$178
Animal health trademarks (4-5 years)	364	(363)	1
Animal health product registrations and other related assets (5-20 years)	6,165	(1,837)	4,328
Electronic chemicals-related contracts (3-8 years)	1,164	(995)	169
Electronic chemicals-related trademarks and patents (10-15 years)	117	(32)	85
Electronic chemicals—value of product qualifications (5 years)	1,300	(217)	1,083

Total intangible assets subject to amortization	$13,110	$(7,266)	5,844

Intangible assets not subject to amortization:
Creosote product registrations			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$19,948

	July 31, 2010
	Original	Accumulated	Carrying
	Cost	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,689)	$311
Animal health trademarks (4-5 years)	364	(359)	5
Animal health product registrations and other related assets (5-20 years)	6,165	(1,667)	4,498
Electronic chemicals-related contracts (3-8 years)	1,164	(844)	320
Electronic chemicals-related trademarks and patents (10-15 years)	117	(26)	91
Electronic chemicals-value of product qualifications (5 years)	1,300	(95)	1,205

Total intangible assets subject to amortization	$13,110	$(6,680)	6,430

Intangible assets not subject to amortization:
Creosote product registrations			5,339
Penta product registrations			8,765

Total intangible assets not subject to amortization			14,104

Total intangible assets, net			$20,534

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $282,000 and $244,000 for the three month periods ended January 31, 2011 and 2010 respectively, and was approximately $586,000 and $487,000 for the first six months of fiscal years 2010 and 2011, respectively.
(9) Dividends. Dividends of approximately $226,000 ($0.02 per share) and $223,000 ($0.02 per share) were declared and paid in the second quarter of fiscal years 2011 and 2010, respectively. Dividends of approximately $452,000 ($0.04 per share) and $445,000 ($0.04 per share) were declared and paid in the first six months of fiscal years 2011 and 2010, respectively.
(10) Comprehensive Income. The Company’s other comprehensive income includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive income (loss) in the consolidated balance sheets. The following table summarizes total comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Net income	$2,424	$3,963	$5,940	$8,583
Other comprehensive income:
Net foreign currency translation gain (loss)	(297)	(1,372)	1,181	(346)

Total comprehensive income	$2,127	$2,591	$7,121	$8,237

(11) Segment Information. The Company operates four reportable segments organized around its three product lines: electronic chemicals, industrial wood treating chemicals and animal health products.
The Company previously had five reportable segments, Electronic Chemicals — North America, Electronic Chemicals — International, penta, creosote and animal health. During the fourth quarter of fiscal year 2010 the Company re-evaluated the criteria used to determine operating segments, and concluded that its electronic chemicals product line met the criteria of a single operating segment. As a result, the composition of the Company’s reportable segments was revised to reflect a change from five to four reportable segments, electronic chemicals, penta, creosote and animal health. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(Amounts in thousands)
Sales
Electronic Chemicals	$36,001	$22,894	$72,794	$45,905
Penta	5,275	5,107	11,746	11,050
Creosote	20,532	14,670	38,221	34,197
Animal Health	3,128	2,463	4,279	3,396

Total sales for reportable segments	$64,936	$45,134	$127,040	$94,548

Depreciation and amortization
Electronic Chemicals	$1,117	$958	$2,873	$1,854
Penta	147	154	292	309
Creosote	73	69	146	139
Animal Health	193	191	385	383
Other — general corporate	76	66	150	132

Total consolidated depreciation and amortization	$1,606	$1,438	$3,846	$2,817

Segment income (loss) from operations (1)
Electronic Chemicals	$1,331	$2,499	$4,356	$3,401
Penta	1,568	1,446	3,629	3,821
Creosote	2,804	4,070	4,572	10,390
Animal Health	144	87	(253)	(283)

Total segment income from operations	$5,847	$8,102	$12,304	$17,329

	January 31,	July 31,
	2011	2010
Assets
Electronic Chemicals	$112,455	$109,367
Penta	22,968	20,094
Creosote	16,053	21,731
Animal Health	15,483	15,950

Total assets for reportable segments	$166,959	$167,142

(1)	Segment income (loss) from operations includes certain allocated corporate overhead expenses. During the first quarter of fiscal year 2011, the Company changed the method it uses to allocate those costs to its reportable segments which is based on segment net sales. As a result prior year amounts have been reclassified to reflect the current year method. Corporate overhead expenses allocated to segment income (loss) for the three and six months ended January 31, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(Amounts in thousands)

Electronic Chemicals	$952	$884	$1,884	$1,788
Penta	218	180	387	364
Creosote	622	498	1,188	1,008
Animal Health	137	84	249	170

Total corporate overhead expense allocation	$1,929	$1,646	$3,708	$3,330

A reconciliation of total segment information to consolidated amounts is as follows:

	January 31,	July 31,
	2011	2010
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$166,959	$167,142
Total assets for discontinued operations (1)	689	739
Cash and cash equivalents	4,299	3,073
Prepaid and other current assets	2,000	2,174
Other	3,116	2,893

Total assets	$177,063	$176,021

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Sales:
Total sales for reportable segments	$64,936	$45,134	$127,040	$94,548

Net sales	$64,936	$45,134	$127,040	$94,548

Segment income from operations:
Total segment income from operations (2)	$5,847	$8,102	$12,304	$17,329
Other corporate expense (2)	(1,041)	(1,178)	(1,938)	(2,455)

Operating income	4,806	6,924	10,366	14,874
Interest income	—	1	1	2
Interest expense	(599)	(535)	(1,194)	(1,092)
Other income (expense), net	(241)	(71)	(190)	(99)

Income from continuing operations before income taxes	$3,966	$6,319	$8,983	$13,685

(1)	Reflects long-term deferred tax assets related to discontinued operations as of January 31, 2011 and July 31, 2010.

(2)	Other corporate expense represents those expenses associated with the company’s operation as a public entity and includes costs such as board compensation, audit expense and fees related to the listing of our stock. During the first six months of fiscal year 2011, the Company changed the method it uses to allocate certain corporate overhead costs to its reportable segments, and accordingly prior year amounts have been reclassified to reflect the current year method.
(12) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	January 31,	July 31,
	2011	2010
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.26% at January 31, 2011)	15,333	19,333
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.26% at January 31, 2011)	17,000	20,000

Total debt	52,333	59,333
Current portion of long-term debt	(8,000)	(8,000)

Long-term debt, net of current portion	$44,333	$51,333

To finance the acquisition of the electronic chemicals business in December 2007, the Company entered into a credit agreement and a note purchase agreement. The credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. The Company amended those facilities in March 2010 to increase the amount that may be borrowed under the revolving loan facility to $50 million. The facility was entered into with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. Advances under the revolving loan and the term loan mature December 31, 2012. The revolving loan and the term loan each bear interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
As of February 28, 2011, advances under the revolving loan and the term loan bear interest at 2.26% per year (LIBOR plus 2.00%). For the first 24 months of the term facility, principal payments were $458,333, per month and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity.
The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At January 31, 2011, the amount outstanding on the revolving loan was $17.0 million and the amount outstanding on the term loan was $15.3 million.
In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and maintain a ratio of funded debt to EBITDA of 3.0 to 1.0. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On January 31, 2011, the Company was in compliance with all of its debt covenants.
(13) Income Taxes. Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for first six months of fiscal year 2011 was 33.5%, which included the effect of an adjustment recognized during the first quarter of $410,000 for the reversal of a portion of the valuation allowance related to a foreign subsidiary.
(14) Discontinued Operations. In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During the three and six months ended January 31, 2011, there were no sales reported in discontinued operations, and the Company reported a net loss from discontinued operations of $36,000 from the dismantling of related equipment which began in the second quarter. No amounts were recorded for the three and six months ended January 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood treating chemicals and animal health products. Our electronic chemicals are used in the manufacturing of semiconductors. Our wood preserving chemicals, pentachlorophenol (“penta”) and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health products include biotech feed additives, farm and ranch hygiene products and pesticide products used on cattle, other livestock and poultry to protect the animals from flies and other pests.
Results of Operations
Three Month and Six Month Periods Ended January 31, 2011 compared with Three and Six Month Periods Ended January 31, 2010
Segment Data
Segment data is presented for our four reportable segments for the three and six month periods ended January 31, 2011 and 2010. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. We previously had five reportable segments, Electronic Chemicals-North America, Electronic Chemicals-International, and segments for penta, creosote and animal health. During the fourth quarter of fiscal year 2010 we re-evaluated the criteria used to determine operating segments, and we concluded that our electronic chemicals product line met the criteria of a single operating segment. As a result our reportable segments were revised to reflect a change from five to four reportable segments, electronic chemicals, penta, creosote and animal health. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(Amounts in thousands)
Sales
Electronic Chemicals	$36,001	$22,894	$72,794	$45,905
Penta	5,275	5,107	11,746	11,050
Creosote	20,532	14,670	38,221	34,197
Animal Health	3,128	2,463	4,279	3,396

Net sales	$64,936	$45,134	$127,040	$94,548

Net Sales
Net sales increased $19.8 million, or 43.9%, to $64.9 million in the second quarter of fiscal year 2011 as compared with $45.1 million for the same period of the prior year. For the six month comparison, net sales increased $32.5 million, or 34.4%, to $127.0 million in fiscal year 2011 from $94.5 million in fiscal year 2010.
In the second quarter of fiscal year 2011, the electronic chemicals segment had net sales of $36.0 million, an increase of $13.1 million, or 57.3%, as compared to $22.9 million for the prior year period. For the six month comparison, net sales in the electronic chemicals segment increased $26.9 million, or 58.6%, to $72.8 million in fiscal year 2011 from $45.9 million in fiscal year 2010. We had increased sales from our March 2010 acquisition of General Chemical’s electronic chemicals business, and demand recovered in the segment from the effect of the economic downturn in the semiconductor industry.
Net sales of penta products increased $168,000, or 3.3%, to $5.3 million in the second quarter of fiscal year 2011 as compared to $5.1 million for the prior year period. For the six month comparison, net sales in the penta segment increased $696,000, or 6.3%, to $11.7 million in fiscal year 2011 from $11.1 million in fiscal year 2010. The increases in sales for both the three and six month periods were due to higher volume. We benefited from an incremental improvement in purchases of treated poles by utility companies.
Creosote net sales also increased in the second quarter of fiscal year 2011, as compared with the prior year period, by $5.9 million, or 40.0%, to $20.5 million. For the six month comparison, net sales in the creosote segment increased $4.0 million, or 11.8%, to $38.2 million in fiscal year 2011 from $34.2 million in fiscal year 2010. For the three and six month periods the increase was due to higher volumes offset in part by lower average prices. Demand by railroads for crossties treated with creosote eased in 2010 from the high levels of previous years, but now appears to be rebounding as the United States comes out of the recession. Crosstie purchases appear to be moving back toward about 18 million ties for the United States market. However, average pricing for creosote for both the quarter and the six month period declined because of a shift in product mix and renegotiated pricing following consolidation of our wood treating customer base. We anticipate that pricing will remain relatively flat through fiscal year 2011, but we believe that creosote sales volume will increase in the second half of the fiscal year as rail tie production rates more closely approximate tie purchases.

Net sales of animal health pesticides increased by $665,000, or 27.0%, to $3.1 million in the second quarter of fiscal year 2011 as compared with $2.5 million in the prior year period. For the six month comparison, net sales in the animal health segment increased $883,000, or 26.0%, to $4.3 million in fiscal year 2011 from $3.4 million in fiscal year 2010. The increase was primarily driven by improvement in demand for pest control in the United States in the feed animal sector. However, we have seen a significant increase in orders for ear tag products in Australia, and because we are continuing to add registered products in South America, we see increased animal health sales in that region. Although we are working to have EPA re-establish appropriate tolerances, pending a successful conclusion of that effort, sales of our Rabon products in the U.S. may be adversely affected. Sales of our Rabon products in the U.S. constituted approximately 2% of our fiscal year 2010 consolidated net sales. Seasonal usage of animal health pesticides is dependent on varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters of our fiscal year. Revenues from products subject to significant seasonal variations represented 5.0% of our fiscal year 2010 revenues.
Gross Profit
Gross profit increased by $1.6 million, or 9.3%, to $18.3 million in the second quarter of fiscal year 2011 from $16.7 million in the same quarter the prior year. For the six month comparison, gross profit increased $531,000, or 1.5%, to $35.6 million in fiscal year 2011 from $35.1 million in fiscal year 2010. Gross profit as a percentage of sales decreased to 28.1% in the second quarter of fiscal year 2011 from 37.0% in the second quarter of fiscal year 2010, and decreased to 28.0% for the first six months of fiscal year 2011 from 37.1% for the prior fiscal year.
The increase in aggregate gross profit for both the three and six month periods came from improved sales in our electronic chemicals segment, as discussed above. As a percentage of sales, however, profit margins in our electronic chemicals segment was down for the second quarter and for the full six months of fiscal year 2011 as compared to the prior year. In our electronic chemicals segment margins were impacted in both the second quarter and the six months period by duplicative costs associated with the integration of our March 2010 acquisition of General Chemicals’ business, and by rising raw material costs. In connection with the integration, we are shifting operations to our Hollister, CA and Pueblo, CO facilities, but we have continued to incur expense for contract manufacturing in Dallas, TX and Bay Point, CA. We expect that duplication will be eliminated by the end of the fiscal year as we complete the transition to Hollister and Pueblo. We implemented a global price increase to take effect during the third fiscal quarter to address our increased raw material costs. In our creosote segment, we have experienced increased costs this fiscal year as compared to the prior year, and a lower average price. At the end of fiscal year 2010 we entered into a long-term contract to sell creosote to our largest customer following its acquisition of another of our large customers. Although this arrangement has had the effect of increasing creosote volume substantially, margins have declined from the unusually high levels experienced in fiscal year 2010 to what we believe is a more normal level.
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
Distribution expenses increased $3.0 million, or 68.8%, to $7.4 million in the second quarter of fiscal year 2011 as compared with $4.4 million in the prior year period. For the six month comparison, distribution expense increased $4.3 million, or 46.3%, to $13.7 million in fiscal year 2011 from $9.4 million in fiscal year 2010. Distribution expenses were approximately 11.3% and 10.8% of net sales for the second quarter and for the first six months of fiscal year 2011, respectively, and 9.7% and 9.9% for the comparable prior year periods.

We recognized an increase in distribution expense in our electronic chemicals segment of approximately $2.7 million and $3.8 million for the three and six months ended January 31, 2011, respectively, as compared to the same prior year periods. The increase was primarily due to increased expense on greater volume from the General Chemical acquisition for storage, handling and freight of about $2.4 million and $3.5 million for the three and six month periods, respectively, as compared to the prior year periods. For electronic chemicals, distribution expense was 17.4% of net sales in the second quarter and 15.9% for the six month period in fiscal year 2011, as compared to 15.6% and 16.9%, respectively, for the comparable periods in the prior year. The increase in distribution expense as a percent of sales was due to higher diesel fuel costs, the impact of our integration effort and additional freight incurred to meet shortage conditions arising from unscheduled plant outages at two suppliers in the United States. Those suppliers have now resumed production. Our two wood preservatives segments and our animal health segments had an aggregate increase of approximately $300,000 and $500,000 in distribution expenses in the second quarter and first six months of fiscal year 2011, respectively, mainly because of higher freight costs, storage and steaming costs for creosote storage and higher, volume related railcar cleaning expenses. With increased creosote throughput and milder temperatures, we expect storage and steaming costs will decline in the second half of the fiscal year.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $6.1 million in the second quarter of fiscal year 2011 and $5.4 million in the same quarter of fiscal year 2010. Those expenses were 9.4% of sales in the second quarter of fiscal year 2011 and 12.0% of sales in the second quarter of the prior year. For the six month comparison, selling, general and administrative expense increased $693,000, or 6.4%, to $11.5 million in fiscal year 2011 from $10.9 million in fiscal year 2010.
Selling, general and administrative expenses associated with our electronic chemicals segment increased approximately $710,000, to $3.1 million, in the second quarter of fiscal year 2011 as compared to $2.4 million for the second quarter of fiscal year 2010, and increased $1.1 million, to $6.0 million, for the six month period as compared to the same prior year period. The increases in both the three and six month periods were primarily related to higher employee costs of approximately $300,000 and $500,000, respectively. The three and six month periods included integration costs of approximately $61,000 and $237,000, respectively, in connection with the electronic chemicals business we acquired from General Chemical in March 2010. We also recognized modest increases in other professional services for both the three and six month periods. Selling, general and administrative expenses related to each of our other segments were relatively flat.
Other corporate expense decreased by approximately $137,000 and $517,000 for the three and six month periods, respectively, as compared to the prior year periods. Other corporate expense represents those expenses associated with our operation as a public entity and includes costs such as board compensation, audit expense and fees related to the listing of our stock. See Note 11 to the condensed consolidated financial statements.
Interest Expense
Interest expense was $599,000 in the second quarter and $1.2 million in the first six months of fiscal year 2011 as compared with $535,000 and $1.1 million in the comparable periods of fiscal year 2010. The increase was due to an increase in our revolving loan facility balance to finance the acquisition of the electronic chemicals business of General Chemical in March 2010.
Income Taxes
Our effective tax rate was 38.1% and 33.5% in the second quarter and the first six months, respectively, of fiscal years 2011, and 37.3% for each of the prior year periods. The current six month period income tax expense was net of a discrete period adjustment of $410,000 recognized in the first quarter of fiscal year 2011 reflecting the reversal of a portion of the valuation allowance related to a foreign subsidiary.

Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $10.4 million for the first six months of fiscal year 2011 as compared to $5.2 million for the comparable period in 2010. Net income adjusted for depreciation and amortization increased cash to $9.8 million in the first six months of fiscal year 2011. Changes in operating assets and liabilities included an increase of $1.6 million in accounts payable and a decrease in prepaid expenses and other current assets of approximately $939,000, both of which had a favorable impact on cash. The increase in accounts payable was primarily related to our recently acquired electronic chemicals business and the timing of creosote purchases. Prepaid expense and other current assets decreased as a result of a reduction in prepaid insurance. Cash was unfavorably impacted by a decrease in accrued liabilities of $1.9 million and an increase in inventories of $632,000. Accrued liabilities decreased mainly as a result of a reduction in our employee bonus accrual. The net increase in inventories was due to increased inventories in our electronic chemicals segment mostly offset by reduced inventories in our creosote segment.
Net cash used in investing activities in the first six months of fiscal 2011 was $3.8 million as compared with $390,000 in the prior year period. We made additions to property, plant and equipment of $4.0 million during the first six months of fiscal year 2011 as compared to $500,000 in the same period of fiscal year 2010. In the first six months of fiscal year 2011 we spent approximately $1.3 million in connection with our ongoing expansion project at our Hollister, CA facility. We additionally made approximately $1.7 million of capital expenditures at our Pueblo, CO facility for equipment purchases and upgrades, some of which are in connection with our ongoing consolidation of our United States based electronic chemicals manufacturing. We also made expenditures of $411,000 for equipment at our Milan, Italy facility. The remaining capital expenditures were for normal equipment and system upgrades and purchases across our different locations. The expenditures in the prior year period were primarily in our electronic chemicals segment.
Net cash used in financing activities was $7.1 million in the first six months of fiscal year 2011 as compared to $3.2 million in the comparable prior year period. In the first six months of fiscal year 2011, we made principal payments of $4.0 million on the term loan indebtedness we incurred when we purchased the electronic chemicals business in December 2007. We additionally made payments of $3.0 million on our revolving credit line in the six month period which reflects amounts borrowed to fund our March 2010 acquisition. In the first six months of fiscal year 2010, we made principal payments of $3.0 million on the term loan indebtedness.
We paid dividends of $452,000 and $445,000 in the first six months of fiscal years 2011 and 2010, respectively. On February 24, 2011, we announced an increase in our quarterly dividend rate to $0.025 per share from $0.020 per share, a 25% increase. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant, and the increase in the quarterly dividend reflects that analysis.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At January 31, 2011, we had $17.0 million outstanding under that revolving facility, and our net borrowing base availability was $18.2 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.
Long Term Obligations
To finance the acquisition of the electronic chemicals business in December 2007, we entered into a credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The new credit facility included a revolving loan facility of $35.0 million and a term loan facility of $35.0 million. We amended those facilities in March 2010 to increase the amount that may be borrowed under the revolving loan facility to $50.0 million. Advances under the revolving loan and the term loan mature December 31, 2012. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
As of February 28, 2011, advances bear interest at 2.26% per year (LIBOR plus 2.00%). For the first 24 months of the term facility, principal payments were $458,333 per month, and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At January 31, 2011, $17.0 million was outstanding on the revolving facility and $15.3 million was outstanding on the term loan.

The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA of 3.0 to 1.0. We are also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On January 31, 2011, we were in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
We have considered all recently issued accounting standards updates and SEC rules and interpretive releases, and believe that only the following item could have a material impact on our consolidated financial statements.
In December 2010, the Financial Accounting Standards Board issued new accounting guidance for the disclosure of supplementary pro forma information for business combinations. The guidance clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented and specifies that the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of material, non recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma information. The new guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the new guidance to have a material impact on its consolidated financial statements.
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
Interest Rate Sensitivity
As of January 31, 2011 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
As of January 31, 2011 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 2.00%, maturing on December 31, 2012. On January 31, 2011, we had $17.0 million borrowed on our $50.0 million revolving credit line under that facility, and $15.3 million borrowed on a term loan under that same facility. Principal payments on the term loan were $458,333 per month for the first two years of the term facility and now are $666,667 per month for the remaining term of the facility.

Based on the outstanding balance of the term loan and the LIBOR rate as of January 31, 2011, a 1.0% change in the interest rate would result in a change of approximately $225,000 in interest expense for the next twelve months.
Foreign Currency Exchange Rate Sensitivity
We are exposed to fluctuations in foreign currency exchange rates from the international operations of our electronic chemicals segment. Those international operations are centered in Europe and use the Euro as their functional currency, rather than the U.S. Dollar which is our consolidated reporting currency. Currency translation gains and losses result from the process of translating the segment’s financial statements from its functional currency into our reporting currency. Currency translation gains and losses have no impact on the consolidated statements of income and are recorded as other comprehensive income (loss) within stockholders’ equity in our consolidated balance sheets. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.
During the six months ended January 31, 2011, we recognized foreign currency translation gains of $1.2 million as other comprehensive income in the consolidated balance sheets. At January 31, 2011, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $2.2 million.
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
The trustee in the bankruptcy proceeding of one of our customers, In re Spansion, Inc. et al, has filed an action against us seeking the return of $538,000 in payments allegedly made by the bankrupt to us in the ninety (90) days prior to the filing of the bankruptcy petition. The bankruptcy commenced on December 1, 2009. The action against us alleges a right to recovery of the payments as a preference and under several other legal theories. The action is styled as In re Spansion, Inc., et al. and Pirinate Consulting Group LLC, Claims Agent for the Chapter 11 Estate of Spansion, Inc., et al. vs. KMG Electronic Chemicals, Inc., and it was filed February 25, 2011 in the United States Bankruptcy Court, District of Delaware (Bk. No. 09-10690-KJC; Adv. Proc. No. 11-51094-KJC). Previously, we had filed a claim for unpaid invoices in the bankruptcy in the amount of approximately $483,000. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.
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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler J. Neal Butler	Date: March 11, 2011
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: March 11, 2011

John V. Sobchak
Vice President and Chief Financial Officer