Form 10-Q
period 2011-04-30
KMG CHEMICALS INC
filed 2011-06-09
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 9, 2011, there were 11,318,941 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	April 30,	July 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$927	$4,728
Accounts receivable:
Trade, net of allowances of $242 at April 30, 2011 and $260 at July 31, 2010	32,023	30,214
Other	3,754	2,864
Inventories, net	41,343	39,102
Current deferred tax assets	811	672
Prepaid expenses and other current assets	2,708	1,882

Total current assets	81,566	79,462
PROPERTY, PLANT AND EQUIPMENT, net	71,449	68,645
DEFERRED TAX ASSETS	1,105	606
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	19,721	20,534
RESTRICTED CASH	—	189
OTHER ASSETS, net	3,114	2,807

TOTAL ASSETS	$180,733	$176,021

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,677	$20,899
Accrued liabilities	6,196	7,147
Current deferred tax liabilities	28	28
Current portion of long-term debt	8,000	8,000

Total current liabilities	35,901	36,074
LONG-TERM DEBT, net of current portion	43,240	51,333
DEFERRED TAX LIABILITIES	3,811	2,644
OTHER LONG-TERM LIABILITIES	1,310	1,192

Total liabilities	84,262	91,243
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,313,991 shares issued and outstanding at April 30, 2011 and 11,229,487 shares issued and outstanding at July 31, 2010	113	112
Additional paid-in capital	25,148	24,319
Accumulated other comprehensive loss	(285)	(3,335)
Retained earnings	71,495	63,682

Total stockholders’ equity	96,471	84,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,733	$176,021

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
NET SALES	$65,074	$51,614	$192,114	$146,162
COST OF SALES	47,320	35,658	138,726	95,103

Gross Profit	17,754	15,956	53,388	51,059

DISTRIBUTION EXPENSES	7,599	4,762	21,322	14,139
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,572	5,362	17,117	16,214

Operating income	4,583	5,832	14,949	20,706

OTHER INCOME (EXPENSE):
Interest income	—	3	1	5
Interest expense	(571)	(542)	(1,765)	(1,634)
Other, net	50	(69)	(140)	(168)

Total other expense, net	(521)	(608)	(1,904)	(1,797)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,062	5,224	13,045	18,909

Provision for income taxes	(1,411)	(1,882)	(4,418)	(6,984)

INCOME FROM CONTINUING OPERATIONS	2,651	3,342	8,627	11,925

DISCONTINUED OPERATIONS:
Loss from discontinued operations, before income taxes	(57)	—	(104)	—
Income tax benefit	13	—	24	—

Loss from discontinued operations	(44)	—	(80)	—

NET INCOME	$2,607	$3,342	$8,547	$11,925

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.23	$0.30	$0.76	$1.07
Loss from discontinued operations	—	—	(0.01)	—

Net income	$0.23	$0.30	$0.75	$1.07

Diluted
Income from continuing operations	$0.23	$0.29	$0.75	$1.05
Loss from discontinued operations	—	—	(0.01)	—

Net income	$0.23	$0.29	$0.74	$1.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,313	11,198	11,306	11,168
Diluted	11,499	11,436	11,484	11,410
See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,547	$11,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,688	4,442
Amortization of loan costs included in interest expense	82	66
Stock-based compensation expense	441	450
Bad debt expense (recovery)	(18)	166
Inventory valuation adjustment	(138)	(4)
Loss on disposal of property	131	—
Deferred income tax expense	546	806
Tax benefit from stock-based awards	(196)	(331)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable — trade	(1,128)	(5,648)
Accounts receivable — other	(676)	(225)
Inventories	(1,598)	202
Prepaid expenses and other assets	(1,127)	(728)
Accounts payable	452	376
Accrued liabilities	(1,034)	(1,329)

Net cash provided by operating activities	9,972	10,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,809)	(1,233)
Proceeds from sale of property	59	—
Cash used in connection with General Chemical acquisition	—	(26,744)
Change in restricted cash	189	109

Net cash used in investing activities	(5,561)	(27,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolver credit agreement	(2,093)	20,000
Principal payments on borrowings on term loan	(6,000)	(4,958)
Proceeds from exercise of stock options	200	138
Tax benefit from stock-based awards	196	331
Payment of dividends	(735)	(669)

Net cash (used in) provided by financing activities	(8,432)	14,842

EFFECT OF EXCHANGE RATE CHANGES ON CASH	220	(217)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,801)	(3,075)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,728	7,174

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$927	$4,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,746	$1,550
Cash paid for income taxes	$3,748	$7,633
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
During the second quarter of fiscal year 2011, the Company changed its estimate of the useful lives of certain equipment purchased in the General Chemical acquisition. This change had the effect of decreasing depreciation expense by $350,000, and the effect of increasing income from continuing operations before income taxes by $350,000, increasing net income by $215,000 and increasing basic and diluted earnings per share by $0.02 for the three month period ended April 30, 2011. For the nine month period ended April 30, 2011, this change had the effect of decreasing depreciation expense by $761,000, and the effect of increasing income from continuing operations before income taxes by $761,000, increasing net income by $470,000 and increasing basic and diluted earnings per share by $0.04.
(2) Acquisition. On March 29, 2010, the Company acquired certain assets of the electronic chemicals business of General Chemical Performance Products, LLC (“General Chemical”). The acquired business included products similar to the products of the Company’s existing electronic chemicals business. The purpose of the acquisition was to expand the Company’s manufacturing capability and increase market share.
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

The following table sets forth pro forma results for the three and nine months ended April 30, 2010 had the acquisition occurred as of the beginning of fiscal year 2009. The pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the date indicated.

	Three months ended	Nine months ended
	April 30, 2010	April 30, 2010
	(Unaudited)
	(in thousands, except per share data)
Revenues	$58,810	$174,381
Operating income	6,241	22,642
Net income	3,617	13,105
Earnings per share — basic	$0.32	$1.17
The Company is consolidating manufacturing for its U.S.-based electronic chemicals at its Pueblo, CO and Hollister, CA facilities. As a result it is not practicable to determine the revenue and earnings attributable to the acquired business included in the Company’s consolidated statements of income for the reporting period.
Depreciation included in the pro forma financial information is approximately $180,000 per month.
(3) Recent Accounting Standards. The Company has considered all recently issued accounting standards updates and SEC rules and interpretive releases.
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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Income from continuing operations	$2,651	$3,342	$8,627	$11,925
Loss from discontinued operations	(44)	—	(80)	—

Net income	$2,607	$3,342	$8,547	$11,925

Weighted average shares outstanding-basic	11,313	11,198	11,306	11,168
Dilutive effect of options and stock awards	186	238	178	242

Weighted average shares outstanding-diluted	11,499	11,436	11,484	11,410

BASIC EARNINGS PER SHARE
Basic earnings per share from continuing operations	$0.23	$0.30	$0.76	$1.07
Basic earnings per share on loss from discontinued operations	—	—	(0.01)	—

Basic earnings per share	$0.23	$0.30	$0.75	$1.07

DILUTED EARNINGS PER SHARE
Diluted earnings per share from continuing operations	$0.23	$0.29	$0.75	$1.05
Diluted earnings per share on loss from discontinued operations	—	—	(0.01)	—

Diluted earnings per share	$0.23	$0.29	$0.74	$1.05

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were no shares and less than 1,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for three and nine month periods ended April 30, 2011, respectively. There were less than 1000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the periods ended April 30, 2010.
(5) Inventories. Inventories are summarized in the following table (in thousands):

	April 30,	July 31,
	2011	2010
Raw materials and supplies	$10,453	$8,578
Finished products	31,215	30,942
Less reserve for inventory obsolescence	(325)	(418)

Inventories, net	$41,343	$39,102

(6) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30,	July 31,
	2011	2010
Land	$10,399	$9,428
Buildings & improvements	35,677	34,399
Equipment	43,504	40,195
Leasehold improvements	132	132

	89,712	84,154
Less accumulated depreciation and amortization	(23,086)	(18,054)

	66,626	66,100
Construction-in-progress	4,823	2,545

Property, plant and equipment, net	$71,449	$68,645

(7) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2010. The Company recognized stock-based compensation costs of approximately $66,000 and $238,000, respectively, for the three months ended April 30, 2011 and 2010, and approximately $440,000 and $450,000 for the nine months ended April 30, 2011 and 2010, respectively, which are recorded as selling, general and administrative expenses in the consolidated statements of income.
As of April 30, 2011, the unrecognized compensation costs related to stock-based awards was approximately $988,000, including $24,000 related to non-vested stock options expected to be recognized over a weighted-average period of 1.7 years and $964,000 related to non-vested performance and time-based stock awards expected to be recognized over a weighted-average period of 1.5 years.
A summary of stock option and stock activity is presented below.
Stock Options
A summary of activity associated with the nine months ended April 30, 2011 is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Outstanding on August 1, 2010	272,000	$3.98
Granted	—	—
Exercised	(50,000)	4.00
Forfeited/Expired	—	—

Outstanding on April 30, 2011	222,000	3.98

The following table summarizes information about stock options outstanding at April 30, 2011 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Term (years)	(in thousands) (1)
Fully vested and currently exercisable	174,500	$3.89	5.5	$2,915
Expected to vest	47,500	4.33	11.8	772

Total outstanding stock options	222,000	3.98	6.9	$3,687

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on April 29, 2011.
No options were granted in the first nine months of fiscal years 2011 or 2010.
The total intrinsic value of options exercised during the nine months ended April 30, 2011 and 2010 was approximately $546,000 and $934,000, respectively.
Performance Shares
On August 1, 2010, there were 197,249 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the nine months ended April 30, 2011, there were no awards vested and there were 103,298 performance-based stock awards granted. The fair value of the award was measured on the grant date of December 7, 2010 using the Company’s closing stock price of $15.65. Stock-based compensation expense on the award will be recognized on a straight line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending July 31, 2013, based on the number of shares expected to vest at the end of the measurement period. As of April 30, 2011, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives in fiscal years 2011, 2010 and 2009, as summarized below.

			Closing Stock
		Maximum	Price	3-Year	Expected
	Series	Award	(Fair Value)	Measurement	Percentage of	Shares Expected
Date of Grant	Award	(Shares)	on Grant Date	Period Ending	Vesting	to Vest
Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	36.25%	22,468
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0.00%	—

		103,298				22,468

Fiscal Year 2010 Award
3/17/2010	Series 1	63,605	$15.55	07/31/2012	47.50%	30,212
3/17/2010	Series 2	42,402	$15.55	07/31/2012	20.00%	8,480

		106,007				38,692

Fiscal Year 2009 Award
12/02/2008	Series 1	54,745	$3.19	07/31/2011	52.50%	28,741
12/02/2008	Series 2	36,497	$3.19	07/31/2011	20.00%	7,299

		91,242				36,040

Total		300,547				97,200

Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2011, 2010 and 2009 awards the expected percentage of vesting is based on performance through April 30, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.
Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2011, 2010 and 2009 awards the expected percentage of vesting is based on performance through April 30, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.
The weighted-average grant-date fair value of performance awards outstanding at April 30, 2011 and August 1, 2010 was $10.99 and $12.33, respectively.

Time Based Shares
A summary of activity for time-based stock awards for the nine months ended April 30, 2011 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested on August 1, 2010	24,070	$12.66
Granted	25,977	16.95
Vested (1)	(15,286)	15.05
Forfeited	—	—

Non-vested on April 30, 2011	34,761	13.89

(1)	During the nine month period ended April 30, 2011 there were 17,353 shares that vested. However, the number of shares presented in the table as vested was adjusted downward for 2,067 shares that had been granted to non-employee directors in fiscal year 2010, but which did not vest. The number of shares granted was calculated based on the aggregate monetary value of the award divided by the Company’s closing stock price on the date of grant. The number of shares that vested at the end of each three month service period over the twelve month service period ending November 30, 2010 was based on the Company’s closing stock price at the end of each of the three month periods.
During the nine months ended April 30, 2011, a grant was made to non-employee directors under time-based awards whereby each non-employee director will be issued shares having a value of $50,000 for service as a director for the twelve-month period ending November 30, 2011. Each non-employee director shall be issued shares in quarterly installments for service as a director in the preceding three months in an amount equal in value to $12,500 valued on the closing price of the Company’s stock price as of the last trading day of each three month service period ending in February, May, August and November. The aggregate grant-date fair value of $350,000 for the award will be recognized on a straight-line basis over the requisite service period beginning on the grant date, January 24, 2011. The number of shares deemed to have been granted was 20,208 shares, an amount calculated using the Company’s closing stock price of $17.32 on that date.
The Company also granted 5,769 time-based shares to certain employees during the nine months ended April 30, 2011 which vest on July 31, 2013. The fair value of the award of $90,285 was measured on the date of grant on December 7, 2010, using the Company’s closing stock price of $15.65, and will be recognized on a straight line basis over the requisite service period from December 7, 2010 through July 31, 2013.
The total fair value of shares vested during the nine months ended April 30, 2011 and 2010 was approximately $262,000 and $191,000, respectively.
There were 32,091 time-based shares granted during the nine months ended April 30, 2010.
(8) Intangible Assets. Intangible assets are summarized as follows (in thousands):

		April 30, 2011		July 31, 2010
	Original	Accumulated	Carrying	Accumulated	Carrying
	Cost	Amortization	Amount	Amortization	Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	$4,000	$(3,889)	$111	$(3,689)	$311
Animal health trademarks (4-5 years)	364	(364)	—	(359)	5
Animal health product registrations and other related assets (5-20 years)	6,165	(1,921)	4,244	(1,667)	4,498
Electronic chemicals-related contracts (3-8 years)	1,164	(1,004)	160	(844)	320
Electronic chemicals-related trademarks and patents (10-15 years)	117	(34)	83	(26)	91
Electronic chemicals—value of product qualifications (5 years)	1,300	(281)	1,019	(95)	1,205

Total intangible assets subject to amortization	$13,110	$(7,493)	5,617	$(6,680)	6,430

Intangible assets not subject to amortization:
Creosote product registrations			5,339		5,339
Penta product registrations			8,765		8,765

Total intangible assets not subject to amortization			14,104		14,104

Total intangible assets, net			$19,721		$20,534

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $227,000 and $261,000 for the three month periods ended April 30, 2011 and 2010 respectively, and was approximately $813,000 and $748,000 for the first nine months of fiscal years 2010 and 2011, respectively.

(9) Dividends. Dividends of approximately $283,000 ($0.025 per share) and $224,000 ($0.02 per share) were declared and paid in the third quarter of fiscal years 2011 and 2010, respectively. Dividends of approximately $735,000 ($0.065 per share) and $669,000 ($0.06 per share) were declared and paid in the first nine months of fiscal years 2011 and 2010, respectively.
(10) Comprehensive Income. The Company’s other comprehensive income (loss) includes foreign currency translation gains and losses which are recognized as accumulated other comprehensive income (loss) in the consolidated balance sheets. The following table summarizes total comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Net income	$2,607	$3,342	$8,547	$11,925
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	1,869	(1,080)	3,050	(1,426)

Total comprehensive income	$4,476	$2,262	$11,597	$10,499

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

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Sales
Electronic Chemicals	$38,509	$29,572	$111,303	$75,477
Penta	5,597	5,734	17,343	16,784
Creosote	17,792	13,022	56,013	47,219
Animal Health	3,176	3,286	7,455	6,682

Total sales for reportable segments	$65,074	$51,614	$192,114	$146,162

Depreciation and amortization
Electronic Chemicals	$1,435	$1,153	$4,308	$3,007
Penta	119	149	411	458
Creosote	73	67	219	206
Animal Health	150	190	535	573
Other — general corporate	65	66	215	198

Total consolidated depreciation and amortization	$1,842	$1,625	$5,688	$4,442

Segment income (loss) from operations (1)
Electronic Chemicals	$1,587	$2,196	$5,943	$5,597
Penta	1,647	1,607	5,276	5,428
Creosote	1,524	2,503	6,096	12,893
Animal Health	312	228	59	(55)

Total segment income from operations	$5,070	$6,534	$17,374	$23,863

	April 30,	July 31,
	2011	2010
Assets
Electronic Chemicals	$118,014	$109,367
Penta	20,403	20,094
Creosote	17,828	21,731
Animal Health	16,450	15,950

Total assets for reportable segments	$172,695	$167,142

(1)	Segment income (loss) from operations includes allocated corporate overhead expenses. During the first quarter of fiscal year 2011, the Company changed the method it uses to allocate those costs to its reportable segments which is based on segment net sales. As a result prior year amounts have been reclassified to reflect the current year method. Corporate overhead expenses allocated to segment income (loss) for the three and nine months ended April 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Electronic Chemicals	$1,057	$1,091	$2,941	$2,879
Penta	199	222	586	586
Creosote	646	615	1,834	1,623
Animal Health	129	103	378	273

Total corporate overhead expense allocation	$2,031	$2,031	$5,739	$5,361

A reconciliation of total segment information to consolidated amounts is as follows:

	April 30,	July 31,
	2011	2010
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$172,695	$167,142
Total assets for discontinued operations (1)	664	739
Cash and cash equivalents	539	3,073
Prepaid and other current assets	3,598	2,174
Other	3,237	2,893

Total assets	$180,733	$176,021

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Sales:
Total sales for reportable segments	$65,074	$51,614	$192,114	$146,162

Net sales	$65,074	$51,614	$192,114	$146,162

Segment income from operations:
Total segment income from operations (2)	$5,070	$6,534	$17,374	$23,863
Other corporate expense (2)	(487)	(702)	(2,425)	(3,157)

Operating income	4,583	5,832	14,949	20,706
Interest income	—	3	1	5
Interest expense	(571)	(542)	(1,765)	(1,634)
Other income (expense), net	50	(69)	(140)	(168)

Income from continuing operations before income taxes	$4,062	$5,224	$13,045	$18,909

(1)	Reflects long-term deferred tax assets related to discontinued operations as of April 30, 2011 and July 31, 2010.

(2)	Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the company’s operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock. Beginning in the first quarter of fiscal year 2011, the Company changed the method it uses to allocate certain corporate overhead costs to its reportable segments, and accordingly prior year amounts have been reclassified to reflect the current year method.

(12) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	April 30,	July 31,
	2011	2010
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.25% at April 30, 2011)	13,333	19,333
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.25% at April 30, 2011)	17,907	20,000

Total debt	51,240	59,333
Current portion of long-term debt	(8,000)	(8,000)

Long-term debt, net of current portion	$43,240	$51,333

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
Advances outstanding under the revolving loan and the term loan bear interest currently at 2.25% per year (LIBOR plus 2.00%). For the first 24 months of the term facility, principal payments were $458,333, per month, then, beginning January 2010, principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemical assets from General Chemical on March 29, 2010 was funded with available cash and borrowings on the revolving loan. At April 30, 2011, the amount outstanding on the revolving loan was $17.9 million and the amount outstanding on the term loan was $13.3 million.
In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and maintain a ratio of funded debt to EBITDA of 3.0 to 1.0. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On April 30, 2011, the Company was in compliance with all of its debt covenants.
(13) Income Taxes. Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the third quarter and the first nine months of fiscal year 2011 was 34.7% and 33.9%, respectively, which included the effects of discrete period adjustments recognized during the first and third quarters of $410,000 and $208,000, respectively. The adjustments were for the reversal of the valuation allowance related to a foreign subsidiary. As of April 30, 2011, the Company evaluated and concluded that there were no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.
The Company’s subsidiary in Italy is currently under examination for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million (including interest and penalties) of additional income tax, if all the adjustments are sustained. The Company is providing additional information in response to the proposed adjustments, and intends to vigorously defend its tax positions. The ultimate outcome of this examination is subject to uncertainty and no amount has been recorded in the Company’s consolidated financial statements.

(14) Discontinued Operations. In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During the three and nine months ended April 30, 2011, there were no sales reported in discontinued operations, and the Company reported a net loss from discontinued operations of $44,000 and $80,000 from the dismantling of related equipment which began in the second quarter of fiscal year 2011. No amounts were recorded for the three and nine months ended April 30, 2010.
(15) Litigation and Other Contingencies. The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result no amounts have been recorded in the Company’s consolidated financial statements.
The Company discontinued the operation of its agricultural herbicide product line, referred to as MSMA, but in connection with that product line it was a member of the MSMA task force. In 2007 Albaugh, Inc. sued an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), claiming that AHP overbilled it for certain task force expenses. The Company had been a member of the task force with two other companies. Although Albaugh, Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it claims that it was overbilled for many years. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court rendered a judgment on May 6, 2011 against AHP for approximately $945,000, plus interest. The Company intends to vigorously defend against any attempt to collect the judgment against AHP from the Company.
A lawsuit was filed against our subsidiary, KMG de Mexico, relating to the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land is superior to the person from whom our subsidiary bought the land. The plaintiffs are seeking to have our subsidiary’s purchase overturned, and to recover the land and certain improvements or their value. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and on April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal.
When it purchased assets from Air Products, Inc. (“Air Products”) in December 2007, the Company agreed to be responsible for the applicable sales tax on the personal property that it purchased. The Colorado Department of Revenue audited the purchase, and in November 2009 issued a deficiency notice to Air Products for unpaid sales tax on the purchase of approximately $819,000, before interest and penalties. The Company assumed the defense of the matter as allowed under its indemnity of Air Products. The issue is whether certain property at the Company’s Pueblo, Co facility should be classified as personal property subject to sales tax, or whether the property should be classified as real property not subject to tax. The matter is now being reviewed internally at the Colorado Department of Revenue. If a satisfactory resolution is not reached, the dispute would be subject to arbitration.
The trustee in the bankruptcy proceeding of a customer of the Company filed an action against the Company seeking the return of $538,000 in payments allegedly made by the bankrupt in the ninety (90) days prior to the filing of the bankruptcy petition. The action alleges a right to recovery of the payments as a preference and under several other legal theories. The action is styled as In re Spansion, Inc., et al. and Pirinate Consulting Group LLC, Claims Agent for the Chapter 11 Estate of Spansion, Inc., et al. vs. KMG Electronic Chemicals, Inc., and it was filed February 25, 2011 in the United States Bankruptcy Court, District of Delaware (Bk. No. 09-10690-KJC; Adv. Proc. No. 11-51094-KJC). The Company has filed a claim for unpaid invoices in the bankruptcy in the amount of approximately $483,000.
In 2007 the Company was sued in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs Cleveland G. Meredith et al. The case was consolidated in the Superior Court with other plaintiffs’ cases as Thompson et al vs Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility caused harm to their property and person, and claim that the Company is also responsible because it sold wood treating chemicals to the facility. In fiscal year 2010, the trial court granted a motion for summary judgment, and dismissed the Company from the case. The plaintiffs have appealed. The appellate court heard oral argument in the case in May 2011, but no decision has been rendered.

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the emission of substances into the air or waterways, and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood treating chemicals and animal health products. Our electronic chemicals are used in the manufacturing of semiconductors. Our wood preserving chemicals, pentachlorophenol (“penta”) and creosote are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health products include biotech feed additives, farm and ranch hygiene products and pesticide products used on cattle, other livestock and poultry to protect the animals from flies and other pests.
Results of Operations
Three Month and Nine Month Periods Ended April 30, 2011 compared with Three Months and Nine Month Periods Ended April 30, 2010
Segment Data
Segment data is presented for our four reportable segments for the three and nine month periods ended April 30, 2011 and 2010. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. We previously had five reportable segments, Electronic Chemicals-North America, Electronic Chemicals-International, and segments for penta, creosote and animal health. During the fourth quarter of fiscal year 2010 we re-evaluated the criteria used to determine operating segments, and we concluded that our electronic chemicals product line met the criteria of a single operating segment. As a result our reportable segments were revised to reflect a change from five to four reportable segments, electronic chemicals, penta, creosote and animal health. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Sales
Electronic Chemicals	$38,509	$29,572	$111,303	$75,477
Penta	5,597	5,734	17,343	16,784
Creosote	17,792	13,022	56,013	47,219
Animal Health	3,176	3,286	7,455	6,682

Net sales	$65,074	$51,614	$192,114	$146,162

Net Sales
Net sales increased $13.5 million, or 26.1%, to $65.1 million in the third quarter of fiscal year 2011 as compared with $51.6 million for the same period of the prior year. For the nine month comparison, net sales increased $46.0 million, or 31.4%, to $192.1 million in fiscal year 2011 from $146.2 million in fiscal year 2010.
In the third quarter of fiscal year 2011, the electronic chemicals segment had net sales of $38.5 million, an increase of $8.9 million, or 30.2%, as compared to $29.6 million for the prior year period. For the nine month comparison, net sales in the electronic chemicals segment increased $35.8 million, or 47.5%, to $111.3 million in fiscal year 2011 from $75.5 million in fiscal year 2010. We had increased sales from our March 2010 acquisition of General Chemical’s electronic chemicals business, and demand recovered in the segment from the effect of the economic downturn in the semiconductor industry.

Net sales of penta products decreased $137,000, or 2.4%, to $5.6 million in the third quarter of fiscal year 2011 as compared to $5.7 million for the prior year period. For the nine month comparison, net sales in the penta segment increased $559,000, or 3.3%, to $17.3 million in fiscal year 2011 from $16.8 million in fiscal year 2010. The reduction in sales for the three month period was due to normal fluctuations in sales volume. We benefited from an incremental improvement in purchases of treated poles by utility companies during the nine month period. Additionally, a global price increase was implemented during the third fiscal quarter.
Creosote net sales also increased in the third quarter of fiscal year 2011, as compared with the prior year period, by $4.8 million, or 36.6%, to $17.8 million. For the nine month comparison, net sales in the creosote segment increased $8.8 million, or 18.6%, to $56.0 million in fiscal year 2011 from $47.2 million in fiscal year 2010. For the three and nine month periods the increase was due to higher volumes offset in part by lower average prices. Demand by railroads for crossties treated with creosote eased in 2010 from the high levels of previous years, but demand has been steadily increasing through fiscal year 2011. Crosstie purchases are expected to continue to increase, although we experienced a decline in creosote sales volumes in the third fiscal quarter relative to the second fiscal quarter. Average pricing for creosote for both the quarter and the nine month period declined because of a shift in product mix and renegotiated pricing following consolidation of our wood treating customer base. We believe that creosote sales volume will increase in the remainder of the calendar year as rail tie production rates more closely approximate tie purchases.
Net sales of animal health pesticides decreased by $110,000, or 3.3%, to $3.2 million in the third quarter of fiscal year 2011 as compared with $3.3 million in the prior year period. For the nine month comparison, net sales in the animal health segment increased $773,000, or 11.6%, to $7.5 million in fiscal year 2011 from $6.7 million in fiscal year 2010. The increase was primarily driven by improvement in demand for pest control in the United States in the food animal sector. The improvement in market conditions for cattle growers has benefited our nine month sales. Because we are continuing to add registered products in South America, we see increased animal health sales in that region. Although we are working to have EPA re-establish appropriate tolerances, pending a successful conclusion of that effort, sales of our Rabon products in the U.S. may be adversely affected. Sales of our Rabon products in the U.S. constituted approximately 2% of our fiscal year 2010 consolidated net sales. Seasonal usage of animal health pesticides is dependent upon varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters of our fiscal year. Revenues from products subject to significant seasonal variations represented 5.0% of our fiscal year 2010 revenues.
Gross Profit
Gross profit increased by $1.8 million, or 11.3%, to $17.8 million in the third quarter of fiscal year 2011 from $16.0 million in the same quarter the prior year. For the nine month comparison, gross profit increased $2.3 million, or 4.6%, to $53.4 million in fiscal year 2011 from $51.1 million in fiscal year 2010. Gross profit as a percentage of sales decreased to 27.3% in the third quarter of fiscal year 2011 from 30.9% in the third quarter of fiscal year 2010, and decreased to 27.8% for the first nine months of fiscal year 2011 from 34.9% for the prior fiscal year.
The increase in aggregate gross profit for both the three and nine month periods came from improved sales in our electronic chemicals segment. As a percentage of sales, however, profit margins in our electronic chemicals segment were down for the third quarter and for the full nine months of fiscal year 2011 as compared to the prior year. In our electronic chemicals segment, margins were impacted in both the third quarter and the nine months period by duplicative costs associated with the integration of our March 2010 acquisition from General Chemical, and by rising raw material costs. In connection with the integration, we are shifting operations to our Hollister, CA and Pueblo, CO facilities, but we have continued to incur expense for contract manufacturing in Dallas, TX and Bay Point, CA. We expect that duplication will be greatly reduced by the end of the fiscal year as we complete the transition to Hollister and Pueblo. We implemented a global price increase that took effect during the third fiscal quarter to address our increased raw material costs. In our creosote segment, we have experienced increased costs this fiscal year as compared to the prior year, and a lower average price. At the end of fiscal year 2010 we entered into a long-term contract to sell creosote to our largest customer following its acquisition of another of our large customers. Although this arrangement has had the effect of increasing creosote volume substantially, margins have declined from the unusually high levels experienced in fiscal year 2010 to what we believe is a more normal level.
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
Distribution expenses increased $2.8 million, or 59.6%, to $7.6 million in the third quarter of fiscal year 2011 as compared with $4.8 million in the prior year period. For the nine month comparison, distribution expense increased $7.2 million, or 50.8%, to $21.3 million in fiscal year 2011 from $14.1 million in fiscal year 2010. Distribution expenses were approximately 11.7% and 11.1% of net sales for the third quarter and for the first nine months of fiscal year 2011, respectively, and 9.2% and 9.7% for the comparable prior year periods.
We recognized an increase in distribution expense in our electronic chemicals segment of approximately $2.5 million and $6.4 million for the three and nine months ended April 30, 2011, respectively, as compared to the same prior year periods. About $2.3 million and $5.8 million of the increase for the three and nine month periods, respectively, as compared to the prior year periods, was due to increased storage, handling and freight expense, in large part from greater volume from the General Chemical acquisition. For electronic chemicals, distribution expense was 16.7% of net sales in the third quarter and 16.2% for the nine month period in fiscal year 2011, as compared to 13.2% and 15.5%, respectively, for the comparable periods in the prior year. The increase in distribution expense as a percent of sales was due to higher diesel fuel costs, the impact of our integration effort and additional freight incurred to meet shortage conditions arising from unscheduled plant outages at two suppliers in the United States. Those suppliers have now resumed production. Our two wood preservatives segments and our animal health segments had an aggregate increase of approximately $325,000 and $826,000 in distribution expenses in the third quarter and first nine months of fiscal year 2011, respectively, mainly because of higher freight costs and higher volume related railcar cleaning expenses. With increased creosote throughput and milder temperatures, we expect storage and steaming costs will be down in the remainder of the fiscal year.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $210,000 to $5.6 million in the third quarter of fiscal year 2011 from $5.4 million in the same quarter of fiscal year 2010. Those expenses were 8.6% of sales in the third quarter of fiscal year 2011 and 10.4% of sales in the third quarter of the prior year. For the nine month comparison, selling, general and administrative expense increased $903,000, or 5.6%, to $17.1 million in fiscal year 2011 from $16.2 million in fiscal year 2010.
The increases over the prior year in both the three and nine month periods were primarily for higher employee costs of approximately $194,000 and $770,000, respectively. The three month period also included greater third party integration costs of approximately $20,000, increased expense as compared to the prior year period of $109,000 for permits and licenses, $77,000 for advertising costs and $62,000 for increased insurance. For the nine month period, we had increased expense of $257,000 for integration of our acquisition from General Chemical, $82,000 for permits and licenses, $109,000 for advertising costs and $221,000 for insurance.
Other corporate expense decreased by approximately $215,000 for the three month period and decreased $732,000 for the nine month period, as compared to the prior year periods. Other corporate expense primarily represents employee stock-based compensation expense and those expenses associated with our operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock. The decrease in the three month period was due to lower employee stock-based compensation expense of approximately $230,000. The decrease in the nine month period was primarily due to the fact that we did not incur any pre-acquisition expense in the current year for our General Chemical acquisition, and because we had lower key man life insurance expenses of $147,000 and lower employee stock-based compensation expense of $91,000. In the nine month period of the prior year, we incurred $303,000 for pre-acquisition expense. See Note 11 to the condensed consolidated financial statements.
Interest Expense
Interest expense was $571,000 in the third quarter and $1.8 million in the first nine months of fiscal year 2011 as compared with $542,000 and $1.6 million in the comparable periods of fiscal year 2010. The increases were due to greater borrowings on our revolving loan facility to finance the acquisition of the electronic chemicals business of General Chemical in March 2010.
Income Taxes
Our effective tax rate was 34.7% and 33.9% in the third quarter and the first nine months, respectively, of fiscal year 2011, and 36.0% and 36.9% for the respective prior year periods. The current nine month period income tax expense was net of discrete period adjustments of $410,000 and $208,000 recognized in the first and third quarters of fiscal year 2011, respectively. The discrete period adjustments were for the reversal of the valuation allowance related to a foreign subsidiary.

Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $10.0 million for the first nine months of fiscal year 2011 as compared to $10.2 million for the comparable period in 2010. Net income adjusted for depreciation and amortization increased cash to $14.3 million in the first nine months of fiscal year 2011. Cash was unfavorably impacted by changes in operating assets including an increase of $1.1 million in accounts receivable, an increase in prepaid expenses and other assets of approximately $1.1 million and an increase in inventories of $1.6 million. The increase in accounts receivable was primarily related to the timing of creosote sales. Prepaid expense and other assets increased as a result of paying our annual property and casualty insurance premium. Increased inventories were due to higher inventory amounts in each of our segments, except for creosote where we saw a reduction in inventory. Cash was also unfavorably impacted by a decrease in accrued liabilities of $1.0 million, due mainly to a reduction in our employee bonus accrual.
Net cash used in investing activities in the first nine months of fiscal 2011 was $5.6 million as compared with $27.9 million in the prior year period. We made additions to property, plant and equipment of $5.8 million during the first nine months of fiscal year 2011. In the prior year we purchased the General Chemical business and used $26.7 million from financing activities for that purpose, and made additions to property of $1.2 million. In the first nine months of fiscal year 2011 we spent approximately $1.3 million in connection with our ongoing expansion project at our Hollister, CA facility. We also incurred approximately $3.1 million for capital expenditures at our Pueblo, CO facility primarily to implement our consolidation of electronic chemical manufacturing and for expansion of our bulk delivery fleet to support increased bulk chemical sales. We also made expenditures of $481,000 for equipment at our Milan, Italy facility. The remaining capital expenditures were for normal equipment and system upgrades and purchases across our different locations. The additions to property in the prior year period were also primarily in our electronic chemicals segment.
Net cash used in financing activities was $8.4 million in the first nine months of fiscal year 2011 as compared to net cash provided by financing activities of $14.8 million in the comparable prior year period. In the first nine months of fiscal year 2011, we made principal payments of $6.0 million on the term loan indebtedness, and also had net payments of $2.1 million on our revolving credit facility. In the first nine months of fiscal year 2010, we made principal payments of $5.0 million on the term loan indebtedness and had net borrowings of $20.0 million of the revolving credit facility.
In the nine month periods ended April 30, 2011 and 2010, we paid dividends of $735,000 and $669,000, respectively. On February 24, 2011, we announced an increase in our quarterly dividend rate to $0.025 per share from $0.020 per share, a 25% increase. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant, and the increase in the quarterly dividend reflects that analysis.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At April 30, 2011, we had $17.9 million outstanding under that revolving facility, and our net borrowing base availability was $18.6 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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
Advances outstanding under the revolving loan and term loan bear interest currently at 2.25% per year (LIBOR plus 2.00%). For the first 24 months of the term facility, principal payments were $458,333 per month, then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At April 30, 2011, $17.9 million was outstanding on the revolving facility and $13.3 million was outstanding on the term loan.
The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA of 3.0 to 1.0. We are also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On April 30, 2011, we were in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
We have considered all recently issued accounting standards updates and SEC rules and interpretive releases.
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
During the second quarter of fiscal year 2011, the Company changed its estimate of the useful lives of certain equipment purchased in the General Chemical acquisition. This change had the effect of decreasing depreciation expense by $350,000, and the effect of increasing income from continuing operations before income taxes by $350,000, increasing net income by $215,000 and increasing basic and diluted earnings per share by $0.02 for the three month period ended April 30, 2011. For the nine month period ended April 30, 2011, this change had the effect of decreasing depreciation expense by $761,000, and the effect of increasing income from continuing operations before income taxes by $761,000, increasing net income by $470,000 and increasing basic and diluted earnings per share by $0.04.

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
Some of the key factors which could cause our future financial results and performance to vary from those expected include:
•	the loss of primary customers;
•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;
•	availability or increases in the price of our primary raw materials or active ingredients;
•	the timing of planned capital expenditures;
•	our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;
•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;
•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;
•	the ability to obtain registration and re-registration of our products under applicable law;
•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and
•	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.
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
Interest Rate Sensitivity
As of April 30, 2011 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
As of April 30, 2011 our variable rate debt consisted of a credit facility with an interest rate of LIBOR plus 2.00%, maturing on December 31, 2012. On April 30, 2011, we had $17.9 million borrowed on our $50.0 million revolving credit line under that facility, and $13.3 million borrowed on a term loan under that same facility. Principal payments on the term loan were $458,333 per month for the first two years of the term facility and now are $666,667 per month for the remaining term of the facility.
Based on the outstanding balance of our variable rate debt and the LIBOR rate as of April 30, 2011, taking into account planned principal reductions a 1.0% change in the interest rate would result in a change of approximately $182,000 in interest expense for the next twelve months.
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
During the nine months ended April 30, 2011, we recognized foreign currency translation gains of $3.1 million as other comprehensive income in the consolidated balance sheets. At April 30, 2011, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $285,000.
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
The information set forth in note 15 to the condensed consolidated financial statements included in Item 1 of Part I of this report is incorporated herein by reference.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler J. Neal Butler	Date: June 9, 2011
President and Chief Executive Officer

By:	/s/ John V. Sobchak John V. Sobchak	Date: June 9, 2011
Vice President and Chief Financial Officer