Form 10-K
period 2011-07-31
KMG CHEMICALS INC
filed 2011-10-14
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
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
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of $17.03 on the Nasdaq Global Market as of the last business day of the Company’s most recently completed second fiscal quarter (January 31, 2011) was $123,197,000.
As of October 14, 2011, there were 11,325,549 shares of the registrant’s common stock, par value $0.01, per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement pertaining to our annual meeting of shareholders is incorporated by reference in Part III of this report.

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
We have acquired and currently operate businesses selling electronic chemicals, industrial wood treating chemicals and animal health products. Our electronic chemicals segment provides high purity wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier of high purity wet process chemicals to the semiconductor industry in the United States, and have a significant presence in Europe. Our wood treating chemicals, pentachlorophenol, or penta, and creosote, are sold to industrial customers who use these preservatives primarily to extend the useful life of utility poles and railroad crossties. We are the only supplier of penta in North America, and we are the principal supplier of creosote in the United States to wood treaters who do not produce their own creosote. Our animal health products are used as feed supplements for livestock, for farm and ranch hygiene and to protect cattle, swine and poultry from flies and other parasitic insects.
For the twelve months ended July 31, 2011, we generated revenues of $266.4 million and net income of $9.7 million. On July 31, 2011, we had total long-term debt, including the current portion, of $49.3 million, cash and cash equivalents of $1.8 million and total stockholders’ equity of $96.5 million.
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

Business Segments
Electronic Chemicals. Our electronic chemicals business sells high purity wet process chemicals to the semiconductor and photovoltaic industries. High purity process chemicals are used to clean and etch silicon wafers in the production of semiconductors. The business was acquired in December 2007 from Air Products and Chemicals, Inc. (“Air Products”), and expanded with our purchase in March 2010 of the electronic chemicals business of General Chemical Performance Products LLP (“General Chemical”). Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol and various blends of chemicals. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. To accomplish that objective, we purchase chemicals as raw materials from various suppliers, some of which are further purified. We are then responsible for their purity level, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in bulk and in containers, including bottles, drums and totes. This process is largely accomplished at our Pueblo, Colorado, Hollister, California and Milan, Italy facilities, although we currently contract with General Chemical to produce certain products for us at its facility. Our electronic chemicals business accounted for 57% of our net sales in fiscal year 2011, 54% in fiscal year 2010 and 45% in fiscal year 2009.
Wood Treating Chemicals—Penta and Creosote. We supply penta and creosote to industrial customers who use these products to extend the useful life of wood, primarily utility poles and railroad crossties. Our penta products include penta blocks, solutions and hydrochloric acid, a byproduct of penta production. Penta is used primarily to treat utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico. We sell solid penta to our customers, or make it into a liquid solution of penta concentrate at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. We sell penta products primarily in the southeastern and northwestern United States and in Canada. The hydrochloric acid we produce as a byproduct of penta production is sold in Mexico for use in the steel and oil well service industries. Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. Purchases of wood crossties by United States and Canadian railroads currently range from about 18.0 million to 20.0 million ties annually. Almost all wood crossties are treated with creosote. We believe that less than 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our wood treating chemicals constituted about 39% of our net sales in fiscal year 2011, 41% in 2010 and 49% in 2009.
Animal Health Products. We sell animal health products for cattle, swine and poultry to promote healthy growth and to protect them from disease and from flies and other parasitic insects. Our animal health products include biotech feed additives for livestock, farm and ranch disinfectants, oral larvicides, ear tags, sprays and dust products. We are a distributor for the feed additives and disinfectants made by our suppliers, and we manufacture most of our other animal health products at our Elwood, Kansas facility or under agreements with third-party formulators. Our animal health products are sold under the trade names Zymace, Lactomace, Protomace, Proxitane, Avenger, Rabon, Ravap, Patriot and Annihilator, among others. We entered into distribution agreements for the sale of the feed additives and hygiene products in fiscal year 2010. We first purchased the Rabon and Ravap pesticide product lines in fiscal years 2003 and 2004, respectively. The Rabon and Ravap products contain tetrachlorvinphos and include oral larvicides, insecticidal powders and liquid sprays. We expanded our presence in animal health pesticides in fiscal year 2006 by purchasing additional product lines, including insecticide ear tags for cattle, along with several liquid and dust formulations for livestock and their premises. Our animal health products are sold in the United States, Canada, Australia, Mexico and several other countries in Latin America. Sales of our animal health products are seasonal in that they are sold primarily in the warmer months of the year when pesticide control is most needed. In fiscal years 2007 through 2011, on average approximately 60% of the sales of the animal health segment were concentrated in the third and fourth quarters of our fiscal year. Our animal health products segment comprised about 4% of our net sales in fiscal year 2011, 5% in fiscal year 2010 and 6% in fiscal year 2009.
Suppliers
In electronic chemicals we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts, including sulfuric and phosphoric acid, isopropyl alcohol and hydrogen peroxide. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity products to our customers. In particular, General Chemical operates their Bay Point, California facility under a manufacturing agreement with us to produce our principal source for hydrofluoric acid in North America. No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.

In our wood treating chemical segments, we depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and co-solvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell from two suppliers, Rütgers and Koppers, Inc. Our creosote supply agreements with each of them provide that we purchase an agreed minimum volume of creosote in each calendar year at a fluctuating, mutually agreed or formula-based price.
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
Customers
We sell our products to approximately 500 customers. One of our electronic chemicals customers, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2011, 2010 and 2009. In addition, one of our creosote customers, Stella Jones Corporation, accounted for 10% or more of our revenues in fiscal year 2011. No other customer accounted for 10% or more of our revenue in fiscal years 2011, 2010 and 2009. The loss of Intel or Stella Jones would have a material adverse effect on sales of our electronic chemicals and creosote products businesses, respectively. Assuming that the level of overall demand for wood preserving chemicals remained the same, we do not believe that the loss of any other customer of our wood treating or animal health segments would have a material adverse effect on sales of our wood treating chemicals.
Marketing
We sell to our electronic chemicals customers through a combination of strategic account managers and account managers organized by geographic region. Our wood treating chemicals and animal health products are sold in the United States through a sales force organized by product or by geographic regions, and supplemented in the case of animal health products beginning in fiscal year 2010 by a marketing arrangement with a third-party marketing company, Agri Labs, Inc. We no longer sell wood treating chemicals outside of North America, but for sales of animal health products we have retained a sales representative in Latin America who has established and maintains a network of approximately 10 distributors for our products throughout that region.
Geographical Information
Sales made to customers in the United States were 86% of total revenues in fiscal year 2011, 84% in 2010 and 85% in 2009. Sales made outside of the United States were primarily electronic chemicals sold in Israel and Europe, particularly in Italy, France and the United Kingdom. As of the end of fiscal year 2011, our property, plant and equipment were allocated, based on net book value, 74% in the United States, 23% in Italy where one of our electronic chemical facilities is located and 3% in Mexico where our penta manufacturing facility is located.
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
In our electronic chemicals business, our customers demand that each of their suppliers and each product used to make their semiconductors go through a rigorous qualification process. Once a customer has qualified a particular supplier and product for one of its fabrication facilities, there is often substantial reluctance to change that qualification. That means that once we have been qualified by a customer, it is often difficult for a competitor to get the customer to change sources of supply. That attitude means that an incumbent supplier often has a significant barrier to entry relative to its competition.

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
Additionally, our wood treating chemicals and our animal health pesticides must be registered prior to sale under United States law. See “—Environmental and Safety Matters—Licenses, Permits and Product Registrations.” As a condition to registration, any company wishing to manufacture and sell these products must provide substantial scientific research and testing data regarding the chemistry and toxicology of the products to the U.S. Environmental Protection Agency (“EPA”). This data must be generated by the applicant, or the applicant must purchase access to the information from other data providers. We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors, particularly those with lesser financial resources. While we have no reason to believe that the product registration requirement will be discontinued or materially modified, we cannot give any assurances as to the effect of such a discontinuation or modification on our competitive position.
Employees
As of the end of fiscal year 2011, we had a total of 336 full-time employees. At our corporate offices in Houston, Texas, we employed 48 persons. At the end of the fiscal year, we had the following number of employees at our other facilities: 81 at Pueblo, Colorado, 37 at Hollister, California, 64 at Milan, Italy, 56 at Matamoros, Mexico, 6 at Tuscaloosa, Alabama, 12 at Elwood, Kansas, and the remainder of our employees worked from home or at the Bay Point facility of General Chemical. Fifteen of our employees in the United States are represented by a labor union, and twenty-eight of our employees in Mexico are represented under an annual labor agreement that was last renewed in May 2011. We believe that we have good relations with our employees.
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
Clean Air Act. The Clean Air Act (CAA), as amended, and comparable state and local laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to strictly comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, resulting in fines, injunctive relief (which could include requiring us to forego construction, modification or operation of sources of air pollutants) and imprisonment. While we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues, we do not believe that such requirements will have a material adverse effect on our operations.
Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has been moving forward to regulate GHGs as pollutants under the CAA. By adopting rules regulating GHG emissions from motor vehicles, EPA triggered requirements to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V permitting programs. EPA has implemented the so-call “Tailoring Rule” requiring that the largest sources to first obtain permits for GHG emissions. There is still the possibility that federal legislation will be adopted to change the GHG permitting program put in place by EPA, but to date, efforts at a comprehensive GHG legislative package (such as a cap and trade program) appear not to be moving forward in Congress. Additionally, some states, regions and localities have adopted or are considering programs to address GHGs. We may incur significant costs to control our emissions and comply with regulatory requirements associated with GHG permitting.
In addition, EPA has adopted a mandatory GHG emissions reporting program which imposes reporting and monitoring requirements on various industries. Should we be required to report GHG emissions, it could require us to incur costs to monitor, keep records of, and report emissions of GHGs.
In addition to federal regulation, a number of states, individually and regionally, also are considering or have implemented GHG regulatory programs. These potential regional and state initiatives may result in so–called cap–and–trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations or otherwise being required to control or reduce emissions. It should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations in locations vulnerable to such events.
Occupational Safety. Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and its regulations. The Occupational Safety and Health Act hazard communication standard, the EPA’s community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements.
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

Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico, Italy and other countries in which we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta, creosote, and our animal health pesticides are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under agreements with other industry participants, we sometimes share research and testing costs pertaining to our chemical products. We incurred expenses of approximately $1.2 million in fiscal year 2011, $826,000 in fiscal year 2010 and $880,000 in fiscal year 2009 in connection with the research, testing and other expenses related to our participation in several industry task forces. We also incurred additional testing expense not through any task force in fiscal year 2011 of approximately $105,000 to support certain of our products.
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
We operate in competitive markets. Certain of our competitors have substantially greater financial and technical resources than we do. Additionally, new competitors may enter our markets. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us. In electronic chemicals particularly, we compete with several international and North American companies. Our customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Competition in electronic chemicals is based on a number of factors, including price, freight economics, product quality and technical support. If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.
We may experience a reduced demand for our wood treating chemicals if the demand for the wood products on which those chemicals are used decreases, which may adversely affect our business, results of operations, cash flow and financial condition.
Our wood treating chemicals, penta and creosote, which represented 39% of our total revenues in fiscal year 2011, are sold into mature markets. The principal consumers of our wood treating chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroads. A significant decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.

The industries that we compete in are subject to economic downturns.
An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at the manufacturing plants of our customers, could have a material adverse impact on the results of our electronic chemicals segment. Similarly, an economic downturn affecting utilities or major railroads could have a material adverse effect on demand for our wood treating chemicals, and economic distress affecting livestock producers could have a material adverse effect on our animal health segment.
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
We purchase raw materials for our electronic chemicals business from a number of domestic and foreign suppliers. Although we believe that the raw materials we require in our electronic chemicals business will be available in sufficient supply on a competitive basis for the foreseeable future, continued increases in the cost of raw materials, including energy and other inputs used to make our products, could affect future sales volumes, prices and margins for our products. If a supplier should cease to deliver goods or services to us, we would in most cases find other sources. However, such a disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes could adversely impact our ability to obtain key raw materials in a timely fashion, or at all.
Increases in the price of our primary raw materials for our wood treating chemicals business may decrease our profitability and adversely affect our liquidity, cash flow, financial condition and results of operations.
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
The prices we pay for raw materials in our wood treating chemicals business have increased significantly in the last several years, and we have not always been able to pass those increases through to our customers fully and timely. In the future, we may be unable to pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross profit. Price increases for raw materials may also increase our working capital needs, which could adversely affect our liquidity and cash flow. For these reasons, we cannot assure you that raw material cost increases in our wood treating chemicals business would not have a material adverse effect on our financial condition and results of operations.

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
The acquisitions we make expose us to the risk of unsuccessfully integrating that acquisition. An integration effort impacts various areas of our business, including our management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.
We expect to continue to pursue new acquisitions or joint ventures, a pursuit which could consume substantial time and resources. The successful implementation of our operating strategy in current and future acquisitions and joint ventures may require substantial attention from our management team, which could divert management attention from existing businesses. The businesses acquired, or the joint ventures entered into, may not generate the cash flow and earnings, or yield the other benefits anticipated at the time of their acquisition or formation. The risks inherent in any such strategy could have an adverse impact on our results of operation or financial condition.
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
Our creosote, penta and many of our animal health pesticide registrations are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, EPA announced that it had determined that creosote and penta were eligible for re-registration, but EPA proposed new restrictions on the use of those products that will require some of our customers to incur substantial additional costs and to revise certain operating procedures. EPA also required that creosote and penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. EPA is also reviewing the risk profile of penta under its Integrated Risk Information System database. That review will establish a toxicological profile that may prompt EPA to reconsider its risk assessment. EPA has also requested more testing in its registration review of certain animal health pesticides, including tetrachlorvinphos (used in our Rabon and Ravap products) and permethrin. We cannot assure you as to when or if the EPA will issue a final decision concluding that the conditions of re-registration for our creosote and penta products have been satisfied, or concluding the registration review of our animal health pesticides. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

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
Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling of our products. The labeling requirements restrict the use and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All of our wood treating and animal health pesticides are subject to the EPA’s registration and re-registration requirements, and are conditionally registered in accordance with FIFRA. Those registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. All states where our products are used also require registration before they can be marketed or used in that state.
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
REACH, which was effective on June 1, 2007, requires chemical manufacturers and importers in the European Union to prove safety of their products. As a result, we were required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH will be phased in over the next ten years. We will incur additional expense to cause the registration of our products under these regulations. REACH may also affect our ability to manufacture and sell certain products in the European Union.
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
Our success is dependent on the management and leadership skills of our senior management team, including J. Neal Butler, our President and Chief Executive Officer, John V. Sobchak, our Chief Financial Officer, Roger C. Jackson, our General Counsel, and Ernest C. Kremling, our Vice President of Operations. While we have succession plans for these key positions, the loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.
About half of our full-time employees who work at our facilities in Matamoros, Mexico, and Hollister, California, and about a quarter of those who work in Milan, Italy are represented under a labor agreement. In Mexico and Italy, the agreement is for one year and at Hollister, California it expires in April 2012. We cannot assure you that a new agreement will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease the following properties.

			Owned/	Lease Expiration
Location	Primary Use	Approximate Size	Leased	Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	January 2017
Elwood, Kansas	Manufacture and Warehouse: Animal Health Products	14.9 acres	Owned	N/A
Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A
Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A
Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A
Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A
Milan, Italy	Manufacture and Warehouse: Electronic Chemicals	7.3 acres	Owned	N/A
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

We also have two long-term bulk tank storage agreements with commercial terminal facilities where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our electronic chemicals and animal health products. Our bulk storage terminals are on the Mississippi River near New Orleans at Avondale, Louisiana and near Savannah, Georgia. The terminals are used primarily for creosote imported by us from Europe. If our tank storage agreements are not renewed or are terminated, we believe we can obtain other suitable facilities.
ITEM 3. LEGAL PROCEEDINGS
We are subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should we fail to prevail in any of them or should several of them be resolved against us in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result no amounts have been recorded in our consolidated financial statements.
We discontinued the operation of our agricultural herbicide product line, referred to as MSMA, but in connection with that product line we were a member of the MSMA task force. In 2007 Albaugh, Inc. sued an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), claiming that AHP overbilled it for certain task force expenses. We were a member of the task force with two other companies. Although Albaugh, Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it claims that it was overbilled for many years. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court rendered a judgment on May 6, 2011 against AHP for approximately $945,000, plus interest. We intend to vigorously defend against any attempt to collect the judgment against AHP from us.
A lawsuit was filed against our subsidiary, KMG de Mexico, relating to the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land is superior to the person from whom our subsidiary bought the land. The plaintiffs are seeking to have our subsidiary’s purchase overturned, and to recover the land and certain improvements or their value. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and on April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. In June, 2011 the lower court ruled against KMG de Mexico, and held that the plaintiffs had superior title to the land. We have appealed that verdict, and we intend to vigorously defend KMG de Mexico in the appellate court.
When we purchased assets from Air Products, Inc. (“Air Products”) in December 2007, we agreed to be responsible for the applicable sales tax on the personal property that we purchased. The Colorado Department of Revenue audited the purchase, and in November 2009 issued a deficiency notice to Air Products for unpaid sales tax on the purchase of approximately $819,000, before interest and penalties. We assumed the defense of the matter as allowed under our indemnity of Air Products. The issue is whether certain property at our Pueblo, Colorado facility should be classified as personal property subject to sales tax, or whether the property should be classified as real property not subject to tax. The matter is now being reviewed internally at the Colorado Department of Revenue. If a satisfactory resolution is not reached, the dispute would be subject to arbitration.
The trustee in the bankruptcy proceeding of one of our customers filed an action against us seeking the return of $538,000 in payments allegedly made by the bankrupt in the ninety (90) days prior to the filing of the bankruptcy petition. The action alleges a right to recovery of the payments as a preference and under several other legal theories. The action is styled as In re Spansion, Inc., et al. and Pirinate Consulting Group LLC, Claims Agent for the Chapter 11 Estate of Spansion, Inc., et al. vs. KMG Electronic Chemicals, Inc., and it was filed February 25, 2011 in the United States Bankruptcy Court, District of Delaware (Bk. No. 09-10690-KJC; Adv. Proc. No. 11-51094-KJC). We have filed a claim for unpaid invoices in the bankruptcy in the amount of approximately $483,000.

In 2007, we were sued in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs. Cleveland G. Meredith et al. The case was consolidated in the Superior Court with other plaintiffs’ cases as Thompson et al vs. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility caused harm to their property and person, and claim that we are also responsible because we sold wood treating chemicals to the facility. In fiscal year 2010, the trial court granted a motion for summary judgment, and dismissed us from the case. The plaintiffs have appealed. The appellate court heard oral argument in the case in May 2011, but no decision has been rendered.
We are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the emission of substances into the air or waterways, and various health and safety matters. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable.
We are periodically a party to other legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a material adverse effect on our business, financial condition and operating results.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES
Our common stock, par value $.01 per share, is traded on The Nasdaq Global Market (trading symbol KMGB). As of October 14, 2011, there were 11,325,549 shares of Common Stock issued and outstanding held by approximately 500 shareholders of record, and more than 300 round lot holders. The following table represents the high and low sale prices for our common stock as reported by the Nasdaq Global Market during fiscal years 2011 and 2010, and the quarterly dividends we declared and paid during fiscal years 2011 and 2010.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2011

First Quarter	$15.95	$12.80	$0.02	$226,000
Second Quarter	17.68	13.80	0.02	226,000
Third Quarter	20.69	16.83	0.025	283,000
Fourth Quarter	20.60	16.21	0.025	283,000

Fiscal 2010

First Quarter	$12.97	$7.34	$0.02	$222,000
Second Quarter	19.15	12.10	0.02	223,000
Third Quarter	21.80	11.85	0.02	224,000
Fourth Quarter	19.01	12.62	0.02	225,000
We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2012 of $0.025 per share, or approximately $283,000. The current quarterly dividend rate represents an annualized dividend of $0.10 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We repurchased no shares in fiscal years 2011 or 2010.
Our 2009 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on December 8, 2009. Our 2004 Long-Term Incentive Plan was adopted and approved by the shareholders in 2004. Our 1996 Stock Option Plan was adopted and approved by its shareholders in 1996. The 1996 Stock Option Plan terminated by expiration of its original term as of July 31, 2007, but options previously issued under the plan remain in effect.

The following information respecting our outstanding options, warrants and rights is provided as of July 31, 2011.

	Number of securities to be		Weighted-average exercise	Number of securities available for
	issued upon exercise of		price of outstanding	future issuance under equity
	outstanding options,		options,	compensation plans (excluding
	warrants and rights		warrants and rights	securities reflected in column (a))
	(a)		(b)	(c)
Plan Category Equity compensation plans approved by security holders	222,000	(1)	$3.98	611,464

Equity compensation plans not approved by security holders	—		—	—

Total	222,000		$3.98	611,464

(1)	Includes unvested options to purchase 45,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2011. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2011, and the balance sheet data for the two fiscal years ended July 31, 2011, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the two fiscal years ended July 31, 2008, and the balance sheet data for the three fiscal years ended July 31, 2009, has been derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands, except per share data)
Statement of Income Data (1):
Net sales	$266,356	$208,628	$190,720	$154,394	$86,171
Cost of sales	194,968	138,937	126,553	107,563	55,735

Gross profit	71,388	69,691	64,167	46,831	30,436

Distribution expenses (2)	28,957	19,313	20,096	14,843	3,032
Selling, general & administrative expenses (2)	24,775	23,399	23,222	20,495	12,286

Operating income	17,656	26,979	20,849	11,493	15,118

Interest income	1	5	7	438	560
Interest expense	(2,336)	(2,252)	(3,032)	(2,670)	(945)
Other income (expense), net	(208)	(211)	(340)	(55)	6

Total other expense, net	(2,543)	(2,458)	(3,365)	(2,287)	(379)

Income from continuing operations before income taxes	15,113	24,521	17,484	9,206	14,739
Provision for income taxes	(5,302)	(9,191)	(7,248)	(3,550)	(5,576)

Income from continuing operations	9,811	15,330	10,236	5,656	9,163
Loss from discontinued operations	(82)	—	(21)	(281)	(314)

Net income	$9,729	$15,330	$10,215	$5,375	$8,849

Earnings per share from continuing operations-basic	$0.87	$1.37	$0.92	$0.52	$0.87
Loss per share from discontinued operations-basic	(0.01)	—	—	(0.03)	(0.03)

Earnings per share-basic	$0.86	$1.37	$0.92	$0.49	$0.84

Earnings per share from continuing operations-diluted	$0.86	$1.34	$0.91	$0.50	$0.83
Loss per share from discontinued operations-diluted	(0.01)	—	—	(0.02)	(0.03)

Earnings per share-diluted	$0.85	$1.34	$0.91	$0.48	$0.80

Weighted average shares outstanding-basic	11,309	11,183	11,085	10,978	10,573
Weighted average shares outstanding-diluted	11,489	11,422	11,230	11,232	11,034

Cash Flow Data (1):
Net cash provided by operating activities	$12,713	$14,948	$26,502	$15,668	$8,968
Net cash used in investing activities	8,007	29,677	6,268	75,540	802
Net cash provided by (used in) financing activities	(7,823)	12,616	(15,442)	46,442	(3,330)
Payment of dividends	1,017	894	887	877	791
Depreciation and amortization	7,354	6,711	6,168	5,665	3,832
Impairment charge	—	—	15	102	—
Additions to property, plant and equipment	8,268	3,015	3,009	2,729	581

Balance Sheet Data (1):
Total assets	$186,589	$176,021	$143,508	$155,798	$81,233
Long-term debt, net of current portion	41,279	51,333	39,326	53,516	10,468
Total stockholders’ equity	96,530	84,778	70,977	63,687	56,410

(1)	Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions since 2007.

(2)	Certain reclassifications of prior year amounts have been made to conform to current year presentation.

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
Introduction
We manufacture, formulate and globally distribute specialty chemicals. We operate specialty chemical businesses selling electronic chemicals, industrial wood treating chemicals and animal health products. Our electronic chemicals are sold to the semiconductor and photovoltaic industries where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood treating chemicals, penta and creosote, are used by industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health products include biotech feed additives, farm and ranch hygiene products and pesticide products used on cattle, swine and poultry to protect them from flies and other pests.
In fiscal year 2011, approximately 57% of our revenues were from electronic chemicals, 39% were from industrial wood preservation chemicals, and 4% were from animal health products.
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
In March 2010, we acquired certain assets of the high-purity electronic chemicals business of General Chemical. The chemicals sold in this business are wet process chemicals used primarily to clean and etch silicon wafers in the production of semiconductors. The acquisition included $7.6 million of inventory, $1.5 million of intangible assets, and $17.7 million of chemical manufacturing equipment and one facility for a total cash purchase price of $26.8 million. The acquisition increased our market share of the wet process electronic chemicals sold in the United States and expanded our presence in Asian markets. We initially entered the wet process electronic chemicals business in December 2007, when we acquired the high-purity wet process chemicals business of Air Products. Our purchase of the Air Products electronic chemicals business included two facilities, accounts receivable, inventory, and intangible assets. The cost of the acquisition was approximately $75.7 million, which included $27.9 million for accounts receivable and inventory.
In February 2006, we purchased an animal health pesticides business from Boehringer Ingelheim. We purchased one production facility, pesticide registrations for products used on cattle, swine, poultry and livestock premises and inventory. The pesticide registrations acquired in the transaction were for the United States, Canada, Australia, Mexico and several other countries in Latin America. These products complemented our existing animal health pesticide registrations, and included a leading brand of insecticidal ear tags for cattle and several liquid and dust formulations for livestock and their premises. The purchase price was approximately $8.9 million, including $2.7 million of inventory.

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
Results of Operations
Segment Data
Segment data is presented for our four segments for the three fiscal years ended July 31, 2011, 2010 and 2009. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended July 31,
	2011	2010	2009
	(Amounts in thousands)
Sales:
Electronic Chemicals	$151,481	$111,990	$85,824
Penta	23,582	22,803	26,189
Creosote	80,533	63,204	67,776
Animal Health	10,760	10,631	10,931

Total sales for reportable segments	$266,356	$208,628	$190,720

Segment Sales
In fiscal year 2011, net sales from electronic chemicals were $151.5 million, an increase of $39.5 million, or 35.3%, over net sales of $112.0 million in fiscal year 2010. In fiscal year 2010, net sales in the electronic chemicals segment increased $26.2 million, or 30.5%, over net sale of $85.8 million in fiscal year 2009. In fiscal year 2011, net sales increased primarily in North America from the effect of our March 2010 acquisition of the electronic chemicals business of General Chemical. In fiscal year 2010, the increase from the prior year was due about 60% to that acquisition and the balance was due to the improved condition of the overall economy, although demand leveled off in the fourth quarter of fiscal year 2010. Because of the world-wide economic downturn, demand softened in electronic chemicals beginning in the second quarter of fiscal year 2009.
Net sales of wood treating chemicals increased to $104.1 million in fiscal year 2011 from $86.0 million in fiscal year 2010. Net sales of wood treating chemicals in fiscal year 2010 represented a decrease from net sales of $94.0 million in fiscal year 2009. The increase in net sales fiscal year 2011 for those products as compared to fiscal year 2010 was $18.1 million, or 21.1%, while the decrease in fiscal year 2010 from fiscal year 2009 was $8.0 million, or 8.5%. In fiscal year 2011, net sales of penta products was up over the prior year by $779,000, or 3.4%, while creosote product sales increased $17.3 million, or 27.4%. Penta product sales declined in fiscal year 2010 from fiscal year 2009 by $3.4 million, or 12.9%, and creosote product net sales decreased $4.6 million, or 6.7%. The increase in fiscal year 2011 in penta products net sales was because of a modest rebound in the volume of utility poles treated, as compared with the downturn in treating in fiscal 2010 because of overall economic conditions. Similarly, as economic conditions improved, creosote volume recovered in fiscal year 2011 from depressed levels in fiscal year 2010. Railroads generally react to lessened traffic by slowing maintenance programs. Demand for treated railroad crossties by railroads, the principal use for creosote, is now at approximately 21.0 million in fiscal year 2011. Demand had declined to about 18 million crossties per year in fiscal year 2010 from approximately 22.0 million crossties per year in fiscal year 2009, near the upper end of the historic range.
Net sales in the animal health segment were up $129,000, or 1.2%, to $10.8 million in fiscal year 2011 from $10.6 million in fiscal year 2010. Net sales in the animal health segment were down $300,000 in fiscal year 2010, or 2.7%, from $10.9 million in the prior fiscal year. We incurred third party distributor fees for the first time in fiscal year 2010, approximately $379,000 in fiscal year 2011 and $297,000 in fiscal year 2010. Those fees were accounted for as a reduction in net sales. Our animal health business improved marginally along with the farm economy in fiscal year 2011. Sales of our animal health products are seasonal, and occur primarily in the second half of our fiscal year. The seasonal usage of our products follows varying agricultural seasonal patterns, weather conditions and weather related pressure from pests, and customer marketing programs and requirements. The end users of some of our products may, because of weather patterns, delay or intermittently curtail use of some products, which may result in a reduction of our revenues and profitability. The combined revenues from products subject to seasonal variations represented about 4.0% of our total annual revenues in fiscal year 2011 as compared to 5.1% during fiscal year 2010. The peak selling season for these products is during the last two quarters of the fiscal year, and revenue and profit are concentrated in those periods.
Segment Income (Loss) from Operations
Income from operations of the electronic chemicals segment was $6.2 million in fiscal year 2011, as compared to $8.4 million in fiscal year 2010 and $1.5 million in fiscal year 2009. Income from operations of electronic chemicals thus decreased $2.2 million, or 25.9% in fiscal year 2011, and increased $6.9 million, or 465.4%, in fiscal year 2010 as compared to the respective prior year periods. In fiscal year 2011, income from operations was adversely impacted by duplicative expenses associated with the integration of our March 2010 acquisition of the electronic business of General Chemical, and by rising raw material costs. We incurred approximately $309,000 of third party integration expenses in fiscal year 2011, plus approximately $663,000 of integration expenses in fiscal year 2010. We recognized an overall increase in net operating expenses of $10.0 million in fiscal year 2011. That change was mainly caused by an increase of $8.3 million in freight, storage and handling expenses due to greater volume. Because we had the business acquired from General Chemical all of fiscal year 2011, we had approximately $970,000 of higher selling expenses resulting from higher employee costs. In fiscal year 2010, we saw a decrease of $1.1 million in net operating expenses as compared to the prior year due to lower distribution expenses from efficiency improvements as we integrated operations and facilities. To address the raw material costs increases that we experienced in fiscal year 2011, we implemented a global price increase that took effect during the second half of fiscal 2011. We believe those increases will recapture a large part of our increased raw material costs. The improvement in income from operations during fiscal year 2010, as compared with fiscal year 2009, was caused by improved sales on better economic conditions, particularly in North America. Our North American operations also benefited at the end of fiscal year 2010 from the acquisition from the business from General Chemical.
In fiscal year 2011, income from operations of the penta segment was $6.5 million, as compared to $7.1 million in fiscal year 2010 and $8.7 million in fiscal year 2009. Income from operations for the penta segment decreased by $597,000, or 8.4%, in fiscal year 2011, and decreased by $1.6 million, or 18.5%, in fiscal year 2010 as compared to the respective prior year period. In fiscal year 2011, income from operations of the creosote segment was $8.3 million, as compared to $15.9 million in fiscal year 2010 and $13.4 million in fiscal year 2009. Income from operations for the creosote segment decreased by $7.6 million, or 48.1%, in fiscal year 2011, but increased by $2.5 million, or 18.3%, in fiscal year 2010 as compared to the respective prior year period. Gross margins for penta products were adversely affected toward the end of fiscal year 2011 by higher phenol prices. Over 90% of the decline in income from operations in wood treating chemicals in fiscal year 2011 as compared to fiscal year 2010, however, was because of increased costs and a lower average price on our creosote products. At the end of fiscal year 2010 we entered into a long-term contract to sell creosote to our largest customer. Although this arrangement has had the effect of increasing creosote volume substantially, margins declined from the unusually high levels experienced in fiscal year 2010 to what we believe is a more normal level. In fiscal 2010, income from operations for the penta segment was held down by a decline in penta products volume as utilities reacted to the recession with reduced demand for utility poles, which more than offset the benefit of reduced amortization of about $778,000 on the year. Creosote segment income increased in fiscal year 2010 due to a favorable shift in product mix, as well as improved pricing. The improved segment income was concentrated in the first six months of the fiscal year. In the last half of fiscal year 2010, creosote segment income was down by 42.5% over the comparable period in the prior year, as our supply costs increased by approximately 9.7% over the prior year period. Operating expenses increased by approximately $890,000 in fiscal year 2010 over the prior year primarily due to a $320,000 increase in railcar maintenance costs as we took advantage of the slow down in demand to maintain our fleet, with the balance due primarily to higher storage and handling costs.
Animal health products segment income from operations increased $147,000 in fiscal year 2011 to $61,000, as compared to a loss of $86,000 incurred in fiscal year 2010. Income from operations in fiscal year 2009 was $132,000. Although the farm economy improved in fiscal year 2011, our results were held down by drought conditions in the southwest that reduced the need for our insect control products, particularly ear tags. As in fiscal year 2010, we suffered from a product mix tilted toward lesser margin products and from lower production rates that caused fixed plant costs to be spread across fewer production units.
Segment income (loss) from operations includes allocated corporate overhead expense. During the first quarter of fiscal year 2011, we changed the method we use to allocate these costs to the reportable segments based on segment sales. As a result, prior year amounts have been reclassified to reflect the current method.

Net Sales and Gross Profit
Net Sales and Gross Profit for Fiscal Year 2011 vs. Fiscal Year 2010.
Net sales increased $57.7 million, or 27.7%, in fiscal year 2011 to $266.4 million from $208.6 million in fiscal year 2010. The increase was composed of increased sales from our electronic chemicals segments of $39.5 million and from wood treating chemicals of $18.1 million. In electronic chemicals the increase came primarily from greater sales in North America, while in wood treating chemicals the increase came entirely from improved volume in creosote product sales.
Gross profit increased in fiscal year 2011 by $1.7 million, or 2.4%, to $71.4 million as compared to gross profit of $69.7 million in fiscal year 2010. Gross profit increased primarily on increased sales of electronic chemicals from the acquisition of General Chemical’s business. The increase of approximately $7.8 million in gross profit in fiscal year 2011 from the electronic chemicals segment was significantly offset by a decrease in gross profit in the creosote segment in the fiscal year of $5.8 million due to higher costs and lower average selling prices. Gross profit as a percent of sales declined in fiscal year 2011 to 26.8% of sales as compared to 33.4% of sales in fiscal year 2010. In electronic chemicals the gross profit percentage suffered from expenses of integrating the acquisition and from rising raw material costs. We have implemented price increases in electronic chemicals to address the increase in raw material costs. Because other companies may include certain of the costs that we record in cost of sales in distribution expenses or selling, general and administrative expenses, and may include certain of the costs that we record in distribution expenses or selling, general and administrative expenses as cost of sales, our gross profit may not be comparable to that reported by other companies.
A manufacturing agreement was entered into with General Chemical in connection with our acquisition of their electronic chemicals business. That agreement requires us to pay all of the direct costs of manufacturing associated with the production of electronic chemicals as General Chemical’s Bay Point, California facility, and to pay a monthly fee set initially at $117,000. We incurred those costs for four months in fiscal year 2010, but as our integration progressed the monthly fee was reduced to approximately $68,000 by June 2011.
Net Sales and Gross Profit for Fiscal Year 2010 vs. Fiscal Year 2009.
Net sales increased $17.9 million, or 9.4%, in fiscal year 2010 to $208.6 million from $190.7 million in fiscal year 2009. The increase was composed of increased sales from our electronic chemicals segments of $26.2 million, coupled with an aggregate decrease of $8.0 million in our two wood treating segments.
Gross profit increased in fiscal year 2010 by $5.5 million, or 8.6%, to $69.7 million as compared to gross profit of $64.2 million in fiscal year 2009. Gross profit increased primarily on increased electronic chemicals revenues and included approximately $1.8 million related to the acquired electronic chemicals business of General Chemical. Gross profit as a percent of sales was essentially flat in fiscal year 2010 at 33.4% of sales as compared to 33.6% of sales in fiscal year 2009.
Distribution and Selling, General and Administrative Expenses
Distribution and Selling, General and Administrative for Fiscal Year 2011 vs. Fiscal Year 2010.
Distribution expenses increased to $29.0 million in fiscal year 2011 from $19.3 million in fiscal year 2010, an increase of $9.6 million, or 49.9%. Approximately $8.3 million of the increase in distribution expense in fiscal year 2011 was from increased storage, handling and freight in our electronic chemicals segment, in large part on increased volume attributable to the acquisition of business from General Chemical. Distribution expense was 10.9% of net sales in fiscal year 2011 and 9.3% in the prior year. In electronic chemicals, distribution expense was 16.0% of net sales in fiscal year 2011 as compared to 14.3% in fiscal year 2010.
Selling, general and administrative expenses increased to $24.8 million in fiscal year 2011 from $23.4 million in fiscal year 2010, an increase of $1.4 million, or 5.9%. As a percentage of sales, those expenses were 9.3% and 11.2% in fiscal years 2011 and 2010, respectively. The increase in fiscal year 2011 over the prior year was primarily for increases in employee costs of $645,000, in permits and licenses of $349,000, in advertising costs of $143,000 and in utilities and fuel costs of $121,000. Offsetting these increases, however, was a decrease of $353,000 in integration costs in the current period.
During the fourth quarter of fiscal year 2011 we began classifying certain expenses as selling, general and administrative expenses which had been recorded as distribution expenses in prior periods. All prior periods have been reclassified to reflect the current presentation. This reclassification had the effect of increasing selling, general and administrative expenses in the fourth quarter of fiscal year 2011, as compared to the earlier quarters within fiscal year 2011, by approximately $600,000. Additionally, in the fourth quarter of fiscal year 2011, as compared to the earlier quarters, we recognized higher expenses for regulatory costs, other professional services and bad debt expense.
Other corporate expense decreased by approximately $945,000 in fiscal year 2011, as compared to the prior year period. Other corporate expense is a component of selling, general and administrative expense, and primarily represents employee stock-based compensation expense and those expenses associated with our operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock. The decrease was primarily in costs associated with our General Chemical acquisition which accounted for $308,000 of the decrease, and because we had lower key man life insurance expenses of $219,000, lower employee stock-based compensation expense of $219,000 and lower director’s fees and expenses of $207,000.

Distribution and Selling, General and Administrative for Fiscal Year 2010 vs. Fiscal Year 2009.
Distribution expenses decreased to $19.3 million in fiscal year 2010 from $20.1 million in fiscal year 2009, a decrease of $783,000, or 3.9%. The reduction resulted primarily from a decrease of $1.3 million in our electronic chemicals business due to efficiency improvements, but was offset by increases in our creosote segment primarily from railcar cleaning. Distribution expense was 9.3% of net sales in fiscal year 2010 and 10.5% in the prior year. In electronic chemicals, distribution expense was 14.3% of net sales in fiscal year 2010 as compared to 20.2% in fiscal year 2009.
Selling, general and administrative expenses increased to $23.4 million in fiscal year 2010 from $23.2 million in fiscal year 2009, an increase of $177,000, or less than 1.0%. Fiscal year 2010 included expenses of $663,000 incurred in fiscal year 2010 related to the integration of our acquisition of the electronic chemicals business of General Chemical, and an increase in other corporate expenses in the 2010 period of approximately $1.4 million. The other corporate expenses were comprised of costs associated with our Houston headquarters, legal and accounting services, board compensation and audit expenses and fees, including $398,000 of transaction costs associated with the acquisition from General Chemical. These increases were offset by a reduction of $796,000 in amortization expense primarily for the amortization of assets acquired in our penta segment that were fully amortized by January 2009. The animal health segment reported a reduction in fiscal year 2010 of approximately $730,000 primarily from marketing and employee related costs as we moved to a marketing and distribution arrangement with a third party. In fiscal year 2009 we recognized approximately $1.0 million of non-recurring costs associated with the transition and integration of the acquired electronic chemicals business which we acquired in December 2007. Those costs were predominantly incurred in the first quarter of fiscal year 2009. Selling, general and administrative expenses were 11.2% of net sales in fiscal year 2010 and 12.2% in the prior year.
The reclassification of certain expenses from distribution expenses to selling, general and administrative expenses for fiscal year 2010, to conform to the fiscal year 2011 presentation, had the effect of increasing the fourth quarter of fiscal year 2010 selling, general and administrative expenses, as compared to earlier quarters in fiscal year 2010, by approximately $500,000. Additionally, in the fourth quarter of fiscal year 2010, as compared to the earlier quarters, we recognized higher expenses for other professional services related to our electronic chemicals acquisition in fiscal year 2010.
Interest Expense
Interest expense was $2.3 million in fiscal year 2011, $2.3 million in fiscal year 2010 and $3.0 million in fiscal year 2009. We increased borrowings under our credit facility to complete our acquisition of the electronic chemicals business in December 2007, and subsequently reduced the amount of those borrowings.
Income Taxes
We had income tax expense of $5.3 million, $9.2 million and $7.2 million in fiscal years 2011, 2010 and 2009, respectively. Our effective tax rate was 35.1% in fiscal year 2011, 37.5% in fiscal year 2010 and 41.5% in fiscal year 2009. Year-to-year fluctuations in the effective tax rate are primarily due to the fiscal year 2009 recognition of a valuation allowance in connection with our deferred tax asset and foreign exchange losses relating to our electronic chemicals international operations, and the subsequent release of that valuation allowance in fiscal year 2011.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $12.7 million in fiscal year 2011, $14.9 million in fiscal year 2010 and $26.5 million in fiscal year 2009.
In fiscal year 2011, net income adjusted for depreciation and amortization increased cash by $17.2 million. Cash flows from operating activities were favorably impacted by an increase in accounts payable of $3.8 million, primarily from the timing of payments for our creosote purchases and increased activity in our electronic chemicals segment related to increased production and sales volume. Cash flows from operating activities was unfavorably impacted by increases in our trade accounts receivables and inventories of $5.9 million and $2.2 million, respectively. The increase in accounts receivable was due to higher creosote sales, while the increase in inventories was attributable to our increased electronic chemicals business.

In fiscal year 2010, net income adjusted for depreciation and amortization increased cash by $22.1 million. Approximately $9.3 million of cash was used to fund an increase in trade accounts receivable, and of that increase approximately $7.6 million was associated with the acquisition of the electronic chemicals business of General Chemical and the balance due to increased sales levels in the rest of the electronic chemicals business and year end increases in animal health receivables due to the timing of sales. Approximately $3.5 million of cash was used as creosote inventories increased due to the timing of product shipments. That was offset by an increase of $4.4 million in cash from increased accounts payable, of which $2.1 million was associated with the acquisition of the electronic chemicals business of General Chemical and the balance was primarily due to the increase in electronic chemicals production.
In fiscal year 2009, net income adjusted for depreciation and amortization increased cash by $16.5 million. We realized an additional increase in cash of $16.5 million resulting from a reduction in trade accounts receivables from collections of amounts obtained in our acquisition of the electronic chemicals business. Cash was unfavorably impacted from increased inventories of $3.4 million and a decrease in accounts payable of $6.0 million. The increase in inventory was primarily made up of an increase of $2.4 million in creosote inventory, due to timing of inventory purchases, and an increase of $2.3 million in inventory for our electronic chemicals in North America as sales declined in the recession. That increased inventory was offset by a decrease of $620,000 in electronic chemicals outside of North American.
Net cash used in investing activities was $8.0 million in fiscal year 2011, $29.7 million in fiscal year 2010 and $6.3 million in fiscal year 2009. In fiscal year 2011, we made $8.3 million of additions to property, plant and equipment, approximately $1.9 million of which was in connection with our integration efforts at our Hollister facility. We spent approximately $4.6 million at our Pueblo facility primarily for the purchase of tank wagons, shipping containers and equipment related to our sulfuric acid business, and to a lesser extent for our integration efforts. The remainder of our additions to property was for normal equipment and system upgrades and purchases at our different locations. In fiscal year 2010 we acquired the electronic chemicals business of General Chemical using $26.8 million in net cash, which included $17.7 million of additions to property, plant and equipment and $7.6 million of inventory. In that same year we made additions to property, plant and equipment of $3.0 million, of which about $1.7 million was for the purchase of shipping containers in our electronic chemicals business and our ongoing expansion projects in Hollister and Bay Point. In fiscal year 2009, we made additions to property, plant and equipment of $3.0 million, mainly comprised of $1.8 million in capital expenditures for our electronic chemicals business for shipping containers and other equipment, and $496,000 for the purchase of additional land adjacent to our facility in Matamoros, Mexico. We also spent $2.9 million in fiscal year 2009 to purchase inventory and accounts receivable pertaining to our electronic chemicals acquisition.
In fiscal year 2011, net cash used in financing activities was $7.8 million. We reduced our revolving facility by $2.1 million and reduced our term loan by $8.0 million. In fiscal year 2010, net cash provided by financing activities was $12.6 million, which included $20.0 million of net borrowings on our revolving line to fund the acquisition of the electronic chemicals business of General Chemical, and principal payments on our term loan facility of $7.0 million. In fiscal year 2009, net cash used in financing activities was $15.4 million which included principal payments of $9.5 million on our long term borrowings and net payments on our revolving line of $5.2 million. The payments in fiscal year 2009 on our long term borrowings included $5.5 million of indebtedness incurred with the purchase of the electronic chemicals business of Air Products in December 2007, and $4.0 million used to pay the principal outstanding on seller-financed indebtedness incurred when we purchased certain penta assets in fiscal year 2006. We repaid that indebtedness in full in October 2008 from available cash. We paid dividends of $1.0 million in fiscal year 2011, $894,000 in fiscal year 2010 and $887,000 in fiscal year 2009.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At July 31, 2011, we had $17.9 million outstanding under that revolving facility, and our net borrowing base availability was $22.7 million. Our borrowing base consists of 80% of eligible receivables and, subject to a cap of $18.0 million, 50% of eligible inventory. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.
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

As of September 30, 2011, advances bear interest at LIBOR plus 2.0%. For the first 24 months of the term facility, principal payments were $458,333 per month, and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan. At July 31, 2011, $17.9 million was outstanding on the revolving facility and $11.3 million was outstanding on the term loan. At September 30, 2011, $14.6 million was outstanding on the revolving facility, and $10.0 million was outstanding on the term loan.
The financing for the acquisition of the electronic chemicals business in December 2007 included a $20.0 million note purchase agreement we entered into with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, and a ratio of funded debt to EBITDA of 3.0 to 1.0. We are also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA, and add back extraordinary or non-recurring expense or loss as may be approved by our lenders. On July 31, 2011, we were in compliance with all of our debt covenants.
Capital Expenditures
In fiscal year 2011, we incurred capital expenditures of $8.3 million, approximately $1.9 million of which was in connection with our integration efforts at our Hollister facility. We spent approximately $4.6 million at our Pueblo facility primarily for the purchase of tank wagons, shipping containers and equipment related to our sulfuric acid business, and to a lesser extent for our integration efforts. In fiscal year 2010, we incurred capital expenditures of $3.0 million, of which $1.7 million was for the purchase of shipping containers in our electronic chemicals business and our ongoing expansion projects in Hollister and Bay Point. In fiscal year 2009, our capital expenditures included $3.0 million of additions to property, plant and equipment mainly comprised of $1.8 million in connection with our electronic chemicals business for shipping containers and other equipment, and $496,000 for the purchase of additional land adjacent to our facility in Matamoros, Mexico. We also spent $2.9 million to purchase additional assets pertaining to our electronic chemicals acquisition in completing the transition of certain operations.
Environmental Expenditures
Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $1.7 million in fiscal year 2011, $1.3 million in fiscal year 2010 and $842,000 in fiscal year 2009.
We expensed approximately $1.2 million for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2011, and approximately $826,000 and $880,000 in fiscal years 2010 and 2009, respectively. We also incurred additional testing expense not through any task force in fiscal year 2010 of approximately $69,000 to support certain of our products. We incurred increased testing and related costs in fiscal year 2011 as compared to the prior year, because of significant additional expense to support our animal health product, tetrachlorvinphos. We estimate that we will continue to incur additional testing, data submission and other costs of approximately $1.5 million in fiscal year 2012 for those products and certain of our animal health products. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations
Our obligations to make future payments under contracts as of July 31, 2011 are summarized in the following table (in thousands).

	Payments Due by Period (in thousands)
				More than
	Total	1 Year	2-5 Years	5 Years

Long-term debt	$49,279	$8,000	$41,279	—
Estimated interest payments on debt (1)	5,698	2,049	3,649	—
Operating leases	6,647	2,247	4,220	180
Other long-term liabilities (2)	610	61	244	305
Purchase obligations (3)	293,118	87,832	167,722	37,564
Total	355,352	100,189	217,114	38,049

(1)	Estimated payments are based on interest rates as of the end of July 2011.

(2)	Post retirement benefit obligations for a supplemental executive retirement plan for one of our executives.

(3)	Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing market prices.
Outlook for Fiscal Year 2012
While we cannot predict global economic dynamics, we are well positioned to grow both revenue and net earnings, because of our completion of the General Chemical integration, our upgrade of manufacturing facilities and supply chain infrastructure, and the pricing actions we implemented to recover fiscal 2011 raw materials costs. We also anticipate improved results in our wood treating business. In addition to improved margins resulting from our pricing actions, the Railway Tie Association forecasts maintenance and tie replacement rates will remain strong through calendar 2013.
We are pursuing select acquisition targets within electronic chemicals and wood treating chemicals and are also pursuing opportunities to create, via acquisition, a new segment platform.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
We have considered all recently issued accounting standards updates and SEC rules and interpretive releases.
In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance amending the method an entity uses to test its goodwill for impairment. Under previous guidance, an entity was required to test goodwill for impairment, on at least an annual basis, in two steps. First an entity must compare the fair value of a reporting unit with its carrying amount, and if the fair value of the reporting unit was less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the updated guidance an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the determination is that is not more likely than not, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual or interim goodwill impairment tests performed prior to September 15, 2011, if an entity’s financial statements for the most recent annual period have not yet been issued. We adopted the updated guidance for our annual goodwill impairment test performed for fiscal year 2011, which did not have a material impact on its financial statements. We determined that it was not more likely than not that the fair value of our reporting unit was less than the carrying amount based on our assessment.

In June 2011, the FASB issued updated accounting guidance that requires the total of comprehensive income, the components of net income and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In the two-statement approach, the first statement should present total net income and its components in the statement of net income followed consecutively by a second statement of other comprehensive income that should present total other comprehensive income, the components of other comprehensive income, and a total of comprehensive income. The updated guidance does not change the items that must be reported in comprehensive income. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. We adopted the updated guidance on August 1, 2011, which did not have a material impact on our consolidated financial statements.
In December 2010, the Financial Accounting Standards Board issued updated accounting guidance for the disclosure of supplementary pro forma information for business combinations. The guidance clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented and specifies that the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of material, non recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma information. The updated guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted the updated guidance on August 1, 2011, which did not have a material impact on our consolidated financial statements, and will apply the requirements prospectively to business combinations that occur after the adoption date.
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
Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $414,000 and $260,000 at July 31, 2011 and 2010, respectively.
Goodwill — The carrying value of goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable, our carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead us to a determination that is more likely than not that the fair value of the applicable reporting unit was less than the carrying value as of July 31, 2011. Accordingly, we determined that as of July 31, 2011, goodwill was not impaired. For the fiscal year ended July 31, 2010, we used a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows and determined that as of July 31, 2010, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2011 and 2010.
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

Income Taxes — Deferred income taxes and liabilities are determined using the asset and liability method in accordance with accounting principles generally accepted in the United States of America. We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. A significant portion of the net deferred tax asset is related to net operating losses from a foreign subsidiary, which have no time expiration. At July 31, 2010 we had provided a valuation allowance of $627,000 for a portion of the net deferred tax asset related to the foreign subsidiary. During fiscal year 2011 we released the valuation allowance and as of July 31, 2011 we had no valuation allowance as we concluded that it is more likely than not that the deferred tax asset related to the net operating losses of the foreign subsidiary will be realized based on pre-tax income realized for the last two years and projected earnings.
The Company’s subsidiary in Italy is currently under examination for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million (including interest and penalties) of additional income tax, if all the adjustments are sustained. The Company is providing additional information in response to the proposed adjustments, and intends to vigorously defend its tax positions. The ultimate outcome of this examination is subject to uncertainty and no amount has been recorded in the Company’s consolidated financial statements
Inventory Valuation — We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve for when inventory is considered unsellable. During the fiscal years ended July 31, 2011 and 2010, we recognized inventory valuation adjustments of $94,000 and $104,000, respectively. As of July 31, 2011 and 2010, we had recorded $333,000 and $418,000, respectively of reserves for inventory obsolescence.
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
Interest Rate Sensitivity
As of July 31, 2011 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
Our variable rate debt as of July 31, 2011 consisted of a credit facility with an interest rate of 2.0% plus LIBOR, maturing on December 31, 2012. On July 31, 2011, we had $17.9 million borrowed on a $50.0 million revolving credit line under that facility, and $11.3 million borrowed on a term loan under that same facility. Principal payments on the term loan were $458,333 per month for the first two years of the term facility and are now $666,667 per month for the remaining term of the facility.
Based on the outstanding balance of our variable rate debt and applicable interest rate at July 31, 2011, taking into account scheduled principal reductions, a 1.0% change in the interest rate as of July 31, 2011 would result in a change of approximately $251,000 in annual interest expense.
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
We recognized a foreign currency translation gain of $2.1 million in fiscal year 2011 and a $1.9 million foreign currency translation loss in fiscal year 2010, each of which are included in accumulated other comprehensive loss in the consolidated balance sheets. At July 31, 2011, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $1.2 million.

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
We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 14, 2011 expressed an unqualified opinion thereon.
/s/ UHY LLP
Houston, Texas
October 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KMG Chemicals, Inc.:
We have audited KMG Chemicals, Inc.’s (the “Company”) internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, KMG Chemicals, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KMG Chemicals, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). Our report dated October 14, 2011 expressed an unqualified opinion thereon.
/s/ UHY LLP
Houston, Texas
October 14, 2011

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2011 AND 2010 (in thousands, except for share and per share data)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,826	$4,728
Accounts receivable:
Trade, net of allowances of $414 at July 31, 2011 and $260 at July 31, 2010	36,410	30,214
Other	4,359	2,864
Inventories, net	41,770	39,102
Current deferred tax assets	726	672
Prepaid expenses and other current assets	2,126	1,882

Total current assets	87,217	79,462

PROPERTY, PLANT AND EQUIPMENT, net	71,826	68,645

DEFERRED TAX ASSETS	1,176	606
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	19,493	20,534
RESTRICTED CASH	—	189
OTHER ASSETS, net	3,099	2,807

TOTAL ASSETS	$186,589	$176,021

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,899	$20,899
Accrued liabilities	6,235	7,147
Book overdraft	2,852	—
Current deferred tax liabilities	7	28
Current portion of long-term debt	8,000	8,000

Total current liabilities	41,993	36,074

LONG-TERM DEBT, net of current portion	41,279	51,333

DEFERRED TAX LIABILITIES	5,381	2,644
OTHER LONG-TERM LIABILITIES	1,406	1,192

Total liabilities	90,059	91,243

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,318,941 shares issued and outstanding at July 31, 2011 and 11,229,487 shares issued and outstanding at July 31, 2010	113	112
Additional paid-in capital	25,256	24,319
Accumulated other comprehensive loss	(1,233)	(3,335)
Retained earnings	72,394	63,682

Total stockholders’ equity	96,530	84,778

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,589	$176,021

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JULY 31, 2011, 2010 AND 2009 (in thousands, except per share data)

	2011	2010	2009

NET SALES	$266,356	$208,628	$190,720

COST OF SALES	194,968	138,937	126,553

Gross Profit	71,388	69,691	64,167

DISTRIBUTION EXPENSES	28,957	19,313	20,096
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,775	23,399	23,222

Operating income	17,656	26,979	20,849

OTHER INCOME (EXPENSE):
Interest income	1	5	7
Interest expense	(2,336)	(2,252)	(3,032)
Other, net	(208)	(211)	(340)

Total other expense, net	(2,543)	(2,458)	(3,365)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,113	24,521	17,484

Provision for income taxes	(5,302)	(9,191)	(7,248)

INCOME FROM CONTINUING OPERATIONS	9,811	15,330	10,236

DISCONTINUED OPERATIONS
Loss from discontinued operations, before income taxes	(120)	—	(29)
Income tax benefit	38	—	8

Loss from discontinued operations	(82)	—	(21)

NET INCOME	$9,729	$15,330	$10,215

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.87	$1.37	$0.92
Loss from discontinued operations	(0.01)	—	—

Net income	$0.86	$1.37	$0.92

Diluted
Income from continuing operations	$0.86	$1.34	$0.91
Loss from discontinued operations	(0.01)	—	—

Net income	$0.85	$1.34	$0.91

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,309	11,183	11,085
Diluted	11,489	11,422	11,230
See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2011, 2010 AND 2009 (in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Shares	Par	Paid-In	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Income (loss)	Earnings	Equity

BALANCE AT JULY 31, 2008	11,035	$110	$22,525	$1,134	$39,918	$63,687

Cash dividends ($0.08 per share)					(887)	(887)
Stock options/warrants exercised	45		119			119
Restricted stock issued	21	1	(1)			—
Stock-based compensation expense			391			391
Tax benefit from stock-based awards			50			50
Comprehensive income:
Net income					10,215	10,215
Loss on foreign currency translation				(2,598)		(2,598)

Total comprehensive income						7,617

BALANCE AT JULY 31, 2009	11,101	$111	$23,084	$(1,464)	$49,246	$70,977

Cash dividends ($0.08 per share)					(894)	(894)
Stock options/warrants exercised	61		138			138
Restricted stock issued	67	1	(1)			—
Stock-based compensation expense			768			768
Tax benefit from stock-based awards			330			330
Comprehensive income:
Net income					15,330	15,330
Loss on foreign currency translation				(1,871)		(1,871)

Total comprehensive income						13,459

BALANCE AT JULY 31, 2010	11,229	$112	$24,319	$(3,335)	$63,682	$84,778

Cash dividends ($0.09 per share)					(1,017)	(1,017)
Stock options/warrants exercised	50		200			200
Restricted stock issued	40	1	(1)			—
Stock-based compensation expense			542			542
Tax benefit from stock-based awards			196			196
Comprehensive income:
Net income					9,729	9,729
Gain on foreign currency translation				2,102		2,102

Total comprehensive income						11,831

BALANCE AT JULY 31, 2011	11,319	$113	$25,256	$(1,233)	$72,394	$96,530

See notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2011, 2010 AND 2009 (in thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,729	$15,330	$10,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,354	6,711	6,168
Amortization of loan costs included in interest expense	109	95	88
Impairment on assets of discontinued operations	—	—	15
Stock-based compensation expense	542	768	391
Bad debt expense	154	63	253
Inventory valuation adjustment	(94)	(104)	766
(Gain) Loss on disposal of property	112	(13)	87
Deferred rental income	—	—	(48)
Deferred income tax expense	2,083	1,804	1,123
Tax benefit from stock-based awards	(196)	(330)	(50)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable — trade	(5,909)	(9,293)	16,503
Accounts receivable — other	(1,370)	(1,084)	107
Inventories	(2,230)	(3,507)	(3,355)
Prepaid expenses and other current assets	(1,128)	(124)	(486)
Accounts payable	3,792	4,432	(6,015)
Accrued liabilities	(235)	200	740

Net cash provided by operating activities	12,713	14,948	26,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,268)	(3,015)	(3,009)
Cash used in connection with electronic chemicals acquisition	—	—	(3,257)
Cash used in connection with General Chemical acquisition	—	(26,784)	—
Proceeds from sale of property	60	17	—
Change in restricted cash	201	105	(2)

Net cash used in investing activities	(8,007)	(29,677)	(6,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolver credit agreement	(2,054)	20,000	(5,224)
Principal payments on borrowings on term loan	(8,000)	(6,958)	(9,500)
Proceeds from exercise of stock options and warrants	200	138	119
Tax benefit from stock-based awards	196	330	50
Book overdraft	2,852	—	—
Payment of dividends	(1,017)	(894)	(887)

Net cash (used in) provided by financing activities	(7,823)	12,616	(15,442)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	215	(333)	(223)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,902)	(2,446)	4,569

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,728	7,174	2,605

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,826	$4,728	$7,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,294	$2,109	$2,980
Cash paid for income taxes	$4,387	$10,427	$2,821
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General — KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture, formulation and distribution of specialty chemicals in carefully focused markets through its two wholly-owned subsidiaries, KMG-Bernuth, Inc. (“KMG Bernuth”) and KMG Electronic Chemicals, Inc. (“KMG EC”). The Company sells two industrial wood treating chemicals pentachlorophenol (“penta”) and creosote. The Company also sells animal health products to protect livestock and poultry from flies and other pests, including insecticidal ear tags for cattle, and feed-through and pour-on insecticidal products for use on livestock and their premises. In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry.
The Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its penta products in the United States and Canada. The Company has two main suppliers of creosote, which it sells throughout the United States. The Company contracts with third parties for the supply of tetrachlorvinphos and other animal health active ingredients. The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”), a subsidiary of KMG EC, in Europe and elsewhere. That business has facilities in Pueblo, Colorado, Hollister, California and Milan, Italy
Principles of Consolidation — The consolidated financial statements include the accounts of KMG Chemicals, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications — Certain reclassifications of prior year amounts have been made to conform to current year presentation. During fiscal year 2011, the Company began classifying certain expenses as selling, general and administrative expenses which had been classified as distribution expenses in prior periods. Accordingly, prior years have been reclassified to reflect current year presentation.
Cash and Cash Equivalents — The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks the Company reports a negative balance in its cash disbursement accounts as a current liability which is reflected as book overdraft in the consolidated balance sheets.
Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2010 was related to its operations in Italy in connection with certain utilities and warehouse providers.
Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2011 and 2010 approximated its carrying value since the debt obligations bear interest at a rate consistent with market rates.
Accounts Receivable — The Company’s accounts receivable are primarily from wood-treating customers and agriculture chemicals distributors in the United States and from electronic chemical customers worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2011 there was one customer that represented approximately 13% of the Company’s accounts receivable and as of July 31, 2010, there were no customers that represented a significant portion of total accounts receivable.
The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and our assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $414,000 and $260,000 at July 31, 2011 and 2010, respectively.

Inventories — Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in first-out (“FIFO”) method, and in certain instances cost estimates of FIFO. For certain other products the Company utilizes a weighted-average cost. The Company records inventory obsolescence as a reduction in its inventory when considered unsellable.
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
The estimated useful lives of classes of assets are as follows:

Asset Class	Life (Years)

Building	15 to 30
Plant	10 to 18
Equipment	3 to 10
Leasehold improvements	remaining life of the lease
Depreciation expense was approximately $6.3 million $5.6 million and $4.4 million in fiscal years 2011, 2010 and 2009, respectively.
Intangible Assets — Identifiable intangible assets with a defined life are amortized using the straight-line method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. The Company performed its annual impairment analysis of intangible assets not subject to amortization as of July 31, 2011 and 2010 and concluded that an impairment charge was not necessary. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.
Goodwill — The carrying value of the Company’s goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable the Company’s carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable reporting unit was less than its carrying value as of July 31, 2011. Accordingly, the Company determined that as of July 31, 2011, goodwill was not impaired. For the fiscal year ended July 31, 2010, the Company used a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows and determined that as of July 31, 2010 goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2011 and 2010.
Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.
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

Distribution Expenses — These expenses include outbound freight, storage and handling expenses and other miscellaneous costs associated with product storage, handling and distribution.
Selling, General and Administrative Expenses — These expenses include selling expenses, corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses.
Advertising Costs — Our policy is to expense advertising costs as they are incurred. Advertising costs were approximately $608,000, $465,000 and $859,000 in fiscal years ended July 31, 2011, 2010 and 2009, respectively.
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
Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of stock options having exercise prices less than the average market price during the period of the common stock, using the treasury stock method.
Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transaction gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses were nominal in fiscal years 2011, 2010 and 2009, respectively.
The functional currency of the Company’s KMG Italia subsidiary is the local currency (Euro). The gain or loss on currency translation from the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from Euros into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the year. Foreign currency translation resulted in a gain of $2.1 million in fiscal year 2011 and a loss of $1.9 million in fiscal year 2010, each of which are included in accumulated other comprehensive loss in the consolidated balance sheets.
Stock-Based Compensation — The Company’s stock-based compensation expense is based on the fair value of the award measured on the date of grant. The grant date fair value is measured using a Black-Scholes option valuation model for stock option awards. The Company’s stock price on the date of the grant of stock awards is used to measure grant date fair value for stock awards or for awards of stock which are based on a fixed monetary value the grant date fair value is based on the monetary value. Stock-based compensation costs are recognized as an expense over the requisite service period of the award using the straight-line method.
Recent Accounting Standards
The Company has considered all recently issued accounting standards updates and SEC rules and interpretive releases.
In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance amending the method an entity uses to test its goodwill for impairment. Under previous guidance, an entity was required to test goodwill for impairment, on at least an annual basis, in two steps. First an entity must compare the fair value of a reporting unit with its carrying amount, and if the fair value of the reporting unit was less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the updated guidance an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If the determination is that is not more likely than not, then performing the two-step impairment test is unnecessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed prior to September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted the updated guidance for its annual goodwill impairment test performed for fiscal year 2011, which did not have a material impact on its financial statements. The Company determined that it was not more likely than not that the fair value of its reporting unit was less than the carrying amount based on its assessment.

In June 2011, the FASB issued updated accounting guidance that requires the total of comprehensive income, the components of net income and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In the two-statement approach, the first statement should present total net income and its components in the statement of net income followed consecutively by a second statement of other comprehensive income that should present total other comprehensive income, the components of other comprehensive income, and a total comprehensive income. The updated guidance does not change the items that must be reported in comprehensive income. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The Company adopted the updated guidance on August 1, 2011, which did not have a material impact on its consolidated financial statements.
In December 2010, the FASB issued updated accounting guidance for the disclosure of supplementary pro forma information for business combinations. The guidance clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented and specifies that the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of material, non recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma information. The updated guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the updated guidance on August 1, 2011 which did not have a material impact on its consolidated financial statements, and will apply the requirements prospectively to business combinations that occur after the adoption date.
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
The following table sets forth pro forma results for the fiscal years ended July 31, 2010 and 2009 had the acquisition occurred as of the beginning of fiscal year 2009. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the dates indicated.

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
3. INVENTORIES
Inventories are summarized as follows at July 31, 2011 and 2010 (in thousands):

	2011	2010

Raw materials and supplies	$9,914	$8,578
Finished products	32,189	30,942
Less reserve for inventory obsolescence	(333)	(418)

Inventories, net	$41,770	$39,102

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2011 and 2010 (in thousands):

	2011	2010

Land	$10,081	$9,428
Buildings and improvements	35,795	34,399
Equipment	44,098	40,195
Leasehold improvements	143	132

	90,117	84,154
Less accumulated depreciation and amortization	(24,388)	(18,054)

	65,729	66,100
Construction-in-progress	6,097	2,545

Property, plant and equipment, net	$71,826	$68,645

5. INCOME TAXES
The geographical sources of income (loss) from continuing operations before income taxes for each of the three years ended July 31 (in thousands):

	2011	2010	2009

United States	$14,350	$22,590	$17,833
Foreign	763	1,931	(349)

Income from continuing operations before income taxes	$15,113	$24,521	$17,484

The components of income tax expense (benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2011	2010	2009

Current:
Federal	$1,968	$5,932	$5,279
Foreign	513	487	242
State	738	968	758

	3,219	7,387	6,279

Deferred:
Federal	2,546	1,625	628
Foreign	(648)	17	288
State	185	162	53

	2,083	1,804	969

Total	$5,302	$9,191	$7,248

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2011 and 2010 (in thousands):

	2011	2010

Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$67	$8
Inventory	737	698
Accrued liabilities	419	515
Less: valuation allowance	—	(99)

Total current deferred tax assets	$1,223	$1,122

Non-current deferred tax assets
Net operating loss	$592	$607
Difference in depreciable basis of property	701	649
Deferred compensation	553	581
Less: valuation allowance	—	(529)

Total non-current deferred tax assets	$1,846	$1,308

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(504)	$(478)

Non-current deferred tax liabilities:
Inventory	$—	$(14)
Difference in amortization basis of intangibles	(2,027)	(1,408)
Difference in depreciable basis of property	(4,024)	(1,924)

Total non-current deferred tax liabilities	(6,051)	(3,346)

Net current deferred tax asset	$719	$644

Net non-current deferred tax liability	$(4,205)	$(2,038)

The Company adopted the provisions of Codification topic 740, “Accounting for Uncertain Tax Positions” effective August 1, 2007 which clarified the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no significant unrecognized tax benefits and no interest or penalties accrued at the date of adoption of Codification topic 740 or as of July 31, 2011, 2010 and 2009. Fiscal years subsequent to 2007 remain open and subject to examination for United States federal taxes and subsequent to fiscal year 2006 for state tax jurisdictions. In Mexico, tax years subsequent to 2005, and in Italy, tax years beginning with our acquisition of the electronic chemicals business in December 2007, remain open and subject to examination.
The Company’s subsidiary in Italy is currently under examination for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million (including interest and penalties) of additional income tax, if all the adjustments are sustained. The Company is providing additional information in response to the proposed adjustments, and intends to vigorously defend its tax positions. The ultimate outcome of this examination is subject to uncertainty and no amount has been recorded in the Company’s consolidated financial statements
One of the Company’s foreign subsidiaries operates in Italy. Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009 from 33% to 27.5%. This foreign subsidiary has net operating losses carried forward of approximately $2.1 million and $2.8 million as of July 31, 2011 and 2010, respectively. The net operating losses are available to offset future income indefinitely. As of July 31, 2010 the Company had a valuation allowance of $627,000 which was released the during fiscal year 2011 as the Company concluded that it is more likely than not that the deferred tax asset related to the net operating loss will be realized based on pre-tax income realized for the last two years and projected earnings.
Undistributed earnings of the Company’s Mexico subsidiary amounted to approximately $5.8 million at July 31, 2011. Those earnings are considered to be permanently reinvested. Accordingly, no provision for United States federal and/or state income taxes has been provided respecting the undistributed earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potential withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35% to income from continuing operations before income taxes for each of the years ended July 31, 2011, 2010, and 2009, respectively (in thousands).

	2011	2010	2009

Income taxes at the federal statutory rate	$5,289	$8,582	$6,119
Effect of foreign operations	230	711	91
Valuation allowance	(627)	(882)	1,509
Currency exchange loss	—	—	(949)
State income taxes, net of federal income tax effect	671	802	548
Other	(261)	(22)	(70)

Total	$5,302	$9,191	$7,248

6. INTANGIBLE ASSETS
Intangible assets at July 31, 2011 and 2010 are summarized as follows (in thousands):

	Number of Years
		Weighted Average		July 31, 2011		July 31, 2010
	Range of	Amortization	Original	Accumulated	Carrying	Accumulated	Carrying
	useful life	Period	Cost	Amortization	Amount	Amortization	Amount
Intangible assets subject to amortization:
Creosote supply contract	10	10.0	$4,000	$(3,955)	$45	$(3,689)	$311
Animal health trademarks	4-5	4.1	364	(364)	—	(359)	5
Animal health product registrations and other related assets	5-20	18.4	6,165	(2,005)	4,160	(1,667)	4,498
Electronic chemicals-related contracts	3-8	3.8	1,164	(1,014)	150	(844)	320
Electronic chemicals-related trademarks and patents	10-15	12.0	117	(36)	81	(26)	91
Electronic chemicals—value of product qualifications	5	5.0	1,300	(347)	953	(95)	1,205

Total intangible assets subject to amortization		12.8	$13,110	$(7,721)	5,389	$(6,680)	6,430

Intangible assets not subject to amortization:
Creosote product registrations					5,339		5,339
Penta product registrations					8,765		8,765

Total intangible assets not subject to amortization					14,104		14,104

Total intangible assets, net					$19,493		$20,534

Intangible assets subject to amortization are amortized over their estimated useful lives which are between 5 and 20 years. Amortization expense was approximately $1.0 million, $1.1 million and $1.8 million for fiscal years 2011, 2010 and 2009. The estimated amortization expense is projected to be approximately $688,000, $632,000, $607,000, $473,000 and $300,000 for fiscal years 2012 through 2016, respectively.

7. LONG-TERM OBLIGATIONS
The Company’s debt as of July 31, 2011 and July 31, 2010 consisted of the following (in thousands):

	July 31,	July 31,
	2011	2010
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.19% at July 31, 2011)	11,333	19,333
Revolving Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00% (2.19% at July 31, 2011)	17,946	20,000

Total debt	49,279	59,333
Current portion of long-term debt	(8,000)	(8,000)

Long-term debt, net of current portion	$41,279	$51,333

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
As of September 30, 2011, advances under the revolving loan and the term loan bear interest at LIBOR plus 2.00%. For the first 24 months of the term facility, principal payments were $458,333, per month and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity.
The purchase of the electronic chemicals assets from General Chemical on March 29, 2010 was funded with available cash and borrowings under the revolving loan.
At July 31, 2011, the amount outstanding on the revolving loan was $17.9 million and the amount outstanding on the term loan was $11.3 million.
In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, and maintain a ratio of funded debt to EBITDA of 3.0 to 1.0. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA, and adds back extraordinary or non-recurring expense or loss as may be approved by our lenders. On July 31, 2011, the Company was in compliance with all of its debt covenants.
Principal payments due under long-term debt agreements for the fiscal years ended July 31 are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter

Long-term debt	$49,279	$8,000	$21,279	$—	$20,000	$—	$—
8. COMMITMENTS AND CONTINGENCIES
Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2011 are summarized in the following table (in thousands).

	Total	2012	2013	2014	2015	2016	Thereafter

Operating leases	$6,647	$2,247	$1,980	$1,511	$403	$326	$180
Purchase obligations (1)	293,118	87,832	58,036	39,701	35,886	34,099	37,564

Total	$299,765	$90,079	$60,016	$41,212	$36,289	$34,425	$37,744

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.
Rent expense relating to the operating leases was approximately $2.0 million, $2.0 million and $1.6 million in fiscal years 2011, 2010 and 2009, respectively.

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
The Company incurred expenses in connection with FIFRA research and testing programs of approximately $1.2 million, $826,000 and $880,000 in fiscal year 2011, 2010 and 2009, respectively. These costs are included in selling, general, and administrative expenses.
Litigation and Other Contingencies — The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result no amounts have been recorded in the Company’s consolidated financial statements.
The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.
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
A lawsuit was filed against our subsidiary, KMG de Mexico, relating to the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land is superior to the person from whom our subsidiary bought the land. The plaintiffs are seeking to have our subsidiary’s purchase overturned, and to recover the land and certain improvements or their value. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and on April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. In June, 2011 the lower court ruled against KMG de Mexico, and held that the plaintiffs had superior title to the land. The Company appealed that verdict, and it intends to vigorously defend KMG de Mexico in the appellate court.
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
In 2007 the Company was sued in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs. Cleveland G. Meredith et al. The case was consolidated in the Superior Court with other plaintiffs’ cases as Thompson et al vs. Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility caused harm to their property and person, and claim that the Company is also responsible because it sold wood treating chemicals to the facility. In fiscal year 2010, the trial court granted a motion for summary judgment, and dismissed the Company from the case. The plaintiffs have appealed. The appellate court heard oral argument in the case in May 2011, but no decision has been rendered.
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
9. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The Company makes matching contributions under this plan of up to 3% of the participant’s compensation. Company contributions to the plan totaled approximately $393,000, $313,000 and $282,000 in fiscal years 2011, 2010 and 2009, respectively.
In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the Company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the Company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. One executive has been designated as a participant, which resulted in approximately $33,000, $36,000 and $93,000 of expenses for fiscal years 2011, 2010 and 2009, respectively. As of July 31, 2011, and 2010, the liability under this plan was approximately $610,000 and $577,000, respectively.

10. EARNINGS PER SHARE
Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2011	2010	2009
	(Amounts in thousands, except per share data)

Income from continuing operations	$9,811	$15,330	$10,236
Loss from discontinued operations	(82)	—	(21)

Net income	$9,729	$15,330	$10,215

Weighted average shares outstanding — basic	11,309	11,183	11,085
Dilutive effect of options/warrants and stock awards	180	239	145

Weighted average shares outstanding — diluted	11,489	11,422	11,230

BASIC EARNINGS PER SHARE:

Basic earnings per share from continuing operations	$0.87	$1.37	$0.92
Basic earnings per share on loss from discontinued operations	(0.01)	—	—

Basic earnings per share	$0.86	$1.37	$0.92

DILUTED EARNINGS PER SHARE:

Diluted earnings per share from continuing operations	$0.86	$1.34	$0.91
Diluted earnings per share on loss from discontinued operations	(0.01)	—	—

Diluted earnings per share	$0.85	$1.34	$0.91

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were less than 1,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the fiscal years ended 2011 and 2010, and in fiscal year 2009 there was an average of 53,700 shares that were not included.
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
The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 750,000 shares under the 2009 Long-Term Incentive Plan and 375,000 shares under the 2004 Long-Term Incentive Plan. Under the 2009 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals relating to more than 200,000 shares of common stock. Under the 2004 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock. At July 31, 2011 there were approximately 83,567 shares and 527,897 shares available for future grants under the 2009 Long-Term Plan and 2004 Long-Term Plan, respectively.
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
Accounting for Stock-Based Compensation
The Company recognized stock-based compensation costs of approximately $542,000, $768,000 and $391,000, respectively, for the fiscal years ended July 31, 2011, 2010 and 2009, and the related tax benefits of $209,000, $292,000 and $149,000, respectively, for the fiscal year ended July 31, 2011, 2010 and 2009. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. For awards of stock which are granted based on a fixed monetary value the grant date fair value is based on the monetary value. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.
As of July 31, 2011, there were approximately $793,000 of unrecognized compensation costs, of which $20,000 was related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.6 years and $773,000 related to unvested performance and time-based stock awards which is expected to be recognized over a weighted-average period of 1.4 years.
A summary of activity for stock option and stock-awards is presented below.
Stock Options
Employee Options. A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2011 is presented below.

		Weighted-
		Average
	Shares	Exercise Price

Outstanding on August 1, 2010	272,000	$3.98
Granted	—	—
Exercised	(50,000)	4.00
Forfeited/Expired	—	—

Outstanding on July 31, 2011	222,000	3.98

The following table summarizes information about stock options outstanding at July 31, 2011 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Term (years)	(in thousands) (1)

Fully vested and currently exercisable	177,000	$3.88	5.4	$2,280
Expected to vest	45,000	4.37	11.6	557

Total outstanding stock options	222,000	3.98	6.6	$2,837

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on July 29, 2011.
No options were granted in fiscal years 2011, 2010 or 2009.
The total intrinsic value of options exercised in fiscal years 2011, 2010 and 2009 was approximately $546,000, $934,000 and $119,000, respectively. The total fair value of shares vested was $44,000 in each of the fiscal years ended 2011, 2010 and 2009.
Performance Shares
At August 1, 2010 there were 197,249 non-vested performance shares outstanding and during fiscal year 2011 there were 103,298 performance-based stock awards granted as Series 1 and 2 awards to certain executives. Those shares represented the maximum award subject to certain performance measures as described below. There were 19,845 performance shares vested during fiscal year 2011. At July 31, 2011 there were 209,305 non-vested performance shares outstanding reflecting the maximum number of shares issuable under outstanding awards. The fair value of the fiscal year 2011 award was measured on the date of grant on December 7, 2010 using the Company’s closing stock price of $15.65. Stock-based compensation on the award is recognized on a straight-line basis over the requisite service period of 32 months, beginning on the date of grant and based on the number of shares projected to vest at the end of the measurement period ending July 31, 2013, as set forth in the table below.

A summary of the performance based stock awards granted to certain executives as Series 1 and Series 2 awards in fiscal years 2011, 2010 and 2009 is detailed below.

					Actual or	Actual Shares
		Maximum		3-Year	Expected	Vested or
		Award	Grant Date	Measurement	Percentage of	Shares Projected
Date of Grant	Series Award	(Shares)	Fair Value	Period Ending	Vesting (1)	to Vest (1)
Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	47.50%	29,441
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0.00%	—

		103,298				29,441

Fiscal Year 2010 Award
3/17/2010	Series 1	63,605	$15.55	07/31/2012	30.00%	19,081
3/17/2010	Series 2	42,402	$15.55	07/31/2012	20.00%	8,480

		106,007				27,561

Fiscal Year 2009 Award
12/2/2008	Series 1	54,745	$3.19	07/31/2011	36.25%	19,845
12/2/2008	Series 2	36,497	$3.19	07/31/2011	0.00%	—

		91,242				19,845

	Total	300,547				76,847

(1)	For performance shares granted on December 2, 2008, the above table represents the actual percentage vesting and shares vested as of the end of the measurement period ended July 31, 2011. For the other performance share grants identified in the above table, the information set forth is the expected vesting percentage and the shares projected to vest.
Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long term projections. For the fiscal year 2011 and 2010 awards the expected percentage of vesting is based on performance through July 31, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 1 award for fiscal year 2009, the actual vesting was determined to be 36.25% at the end of the measurement period. Performance shares that have vested are normally issued within 75 days of the end of the fiscal year.
Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2011 and 2010 awards the expected percentage of vesting is based on performance through July 31, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 2 award for fiscal year 2009, the actual vesting was determined to be zero percent at the end of the measurement period.
The weighted-average grant-date fair value of performance share awards outstanding at August 1, 2010 and July 31, 2011 was $12.33 and $15.60, respectively.
The total fair value of performance shares vested during fiscal years 2011, 2010 and 2009 was approximately $63,000, $204,000 and $335,000, respectively.
Time-Based Shares
During the fiscal year ended 2011 there were 5,769 time-based awards granted to certain employees which vest on July 31, 2013. The fair value of the award of approximately $90,285 was measured on the date of grant on December 7, 2010, using the Company’s closing stock price of $15.65, and will be recognized on a straight-line basis over the requisite service period from the date of grant through the end of the vesting period ending July 31, 2013.

The Company also granted time-based awards to its non-employee directors during the fiscal year ended 2011. Non-employee directors will be issued shares having a value of $50,000 for service as a director for the twelve month period ending November 30, 2011. Non-employee directors shall be issued shares in quarterly installments for service as a director in the preceding three months in an amount equal in value to $12,500 valued on the closing price of the Company’s stock as of the last trading day of each three month service period ending in February, May, August and November. The issuance of shares will be prorated for any non-employee director starting or ending service during the annual period, based on the number of months during such period that the non-employee director served as a director, with any day of service during a month being counted as service for the month. The aggregate grant-date fair value of the award was $379,167, which included awards of $350,000 in aggregate for seven non-employee directors, with a grant date of January 24, 2011, and $29,167 for one non-employee director with a grant date of May 24, 2011. Stock-based compensation for non-employee director awards is recognized on a straight-line basis over the respective service period starting on the grant date and ending on November 30, 2011.
A summary of activity for time-based stock awards for the fiscal year ended July 31, 2011 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested on August 1, 2010	24,070	$12.66
Granted	27,515	17.06
Vested (1)	(26,646)	12.84
Forfeited	—	—

Non-vested on July 31, 2011	24,939	16.03

(1)	During the twelve month period ended July 31, 2011 there were 28,713 shares that vested with a weighted-average grant-date fair value of $13.04. However, the number of shares presented in the table as vested was adjusted downward for 2,067 shares that had been granted to non-employee directors in fiscal year 2010, but which did not vest. The number of shares granted was calculated based on the aggregate monetary value of the award divided by the Company’s closing stock price on the date of grant. The number of shares that vested at the end of each three month service period over the twelve month service period ended November 30, 2010 was based on the Company’s closing stock price at the end of each of the three month periods.
The total fair value of shares vested during the fiscal year ended 2011, 2010 and 2009 was approximately $374,000, $370,000 and $124,000, respectively.
There were 32,091 time-based awards granted during the fiscal year ended 2010 with a weighted-average grant date fair value of $15.61.
12. DISCONTINUED OPERATIONS
In the first quarter of fiscal year 2008, the Company discontinued operation of its herbicide product line (MSMA), which had comprised the agricultural chemical segment. MSMA market conditions deteriorated at the end of fiscal year 2006, and regulatory actions by the U.S. EPA adversely affected the product line. An impairment of MSMA assets of $15,000 was recognized in fiscal year 2009. During fiscal year 2011 the Company incurred costs related to the dismantling of related equipment. Sales of MSMA products was $0 for each of the fiscal years ended 2011, 2010 and 2009. The Company had a net loss from discontinued operations of approximately $82,000, $0 and $21,000 in fiscal years 2011, 2010 and 2009, respectively.

13. SEGMENT INFORMATION
The Company operates four reportable segments organized around its three product lines: electronic chemicals, our two industrial wood treating chemicals and animal health products. The electronic chemicals business sells high purity wet process chemicals to the semiconductor industry. In wood treating chemicals, one segment manufactures and sells penta products, including penta blocks, flakes, solutions, and a byproduct of penta production. Penta is used primarily to treat electric and telephone utility poles, protecting them from mold, mildew, fungus and insects. The other segment in our wood treating chemicals business sells creosote products which are used as a wood preservative for railroad crossties and utility poles. Our creosote suppliers distill coal tar, and creosote is a by-product of that process. The Company supplies industrial users with both penta products and creosote. The animal health segment sells biotech feed additives for livestock, farm and ranch disinfectants and pesticide products. These products are used to promote growth and to protect cattle, swine and poultry from diseases, flies and other parasitic insects.

	2011	2010	2009
	(Amounts in thousands)
Sales
Electronic Chemicals	$151,481	$111,990	$85,824
Penta	23,582	22,803	26,189
Creosote	80,533	63,204	67,776
Animal Health	10,760	10,631	10,931

Total sales for reportable segments	$266,356	$208,628	$190,720

Depreciation and amortization
Electronic Chemicals	$5,607	$4,784	$3,451
Penta	520	608	1,405
Creosote	294	286	292
Animal Health	664	766	769
Other — general corporate	269	267	251

Total consolidated depreciation and amortization	$7,354	$6,711	$6,168

Segment income (loss) from operations (1)
Electronic Chemicals	$6,205	$8,379	$1,482
Penta	6,512	7,109	8,718
Creosote	8,254	15,898	13,436
Animal Health	61	(86)	132

Total segment income from operations	$21,032	$31,300	$23,768

Capital expenditures
Electronic Chemicals	$7,359	$29,066	$2,111
Penta	354	444	822
Creosote	—	38	52
Animal Health	17	64	4
Included in acquisition	—	(26,784)	(324)
Other — general corporate	538	187	344

Total capital expenditures	$8,268	$3,015	$3,009

Total assets
Electronic Chemicals	$116,139	$109,367
Penta	21,004	20,094
Creosote	24,913	21,731
Animal Health	15,074	15,950

Total assets for reportable segments	$177,130	$167,142

(1)	Segment income (loss) from operations includes allocated corporate overhead expenses. During the first quarter of fiscal year 2011, the Company changed the method it uses to allocate these costs to its reportable segments which is based on segment net sales. As a result prior year amounts have been reclassified to reflect the current year method.

Corporate overhead expenses allocated to segment income (loss) for the fiscal year ended July 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(Amounts in thousands)

Electronic Chemicals	$4,066	$4,065	$3,328
Penta	807	828	1,016
Creosote	2,530	2,294	2,628
Animal Health	521	386	424

Total corporate overhead expense allocation	$7,924	$7,573	$7,396

For fiscal year 2011 one customer in our electronic chemicals segment represented approximately 15% of the Company’s net sales and one customer in our creosote segment represented approximately 11% of the Company’s net sales. For fiscal years 2010 and 2009, sales to one customer of our electronic chemicals segment represented approximately 17% and 14%, respectively, of the Company’s net sales. No other customers accounted for 10% or more of the Company’s net sales.
A reconciliation of total segment to consolidated amounts for fiscal years 2011, 2010 and 2009 is set forth in the table below.

	2011	2010	2009
Assets:
Total assets for reportable segments	$177,130	$167,142
Total assets for discontinued operations (1)	644	739
Cash and cash equivalents	1,479	3,073
Prepaid and other current assets	3,749	2,174
Other	3,587	2,893

Total assets	$186,589	$176,021

Sales:
Total sales for reportable segments	$266,356	$208,628	$190,720

Net sales	$266,356	$208,628	$190,720

Segment income from operations:
Total segment income from operations(2)	$21,032	$31,300	$23,768
Other corporate expense(2)	(3,376)	(4,321)	(2,919)

Operating income	17,656	26,979	20,849
Interest income	1	5	7
Interest expense	(2,336)	(2,252)	(3,032)
Other expense, net	(208)	(211)	(340)

Income from continuing operations before income taxes	$15,113	$24,521	$17,484

Geographic Data

	2011	2010	2009
Net sales:
United States	$228,922	$175,170	$162,379
International	37,434	33,458	28,341

Net sales	$266,356	$208,628	$190,720

Property, plant and equipment, net:
United States	$53,039	$50,856
International	18,787	17,789

Property, plant and equipment, net	$71,826	$68,645

(1)	Includes approximately $644,000 and $739,000 of deferred tax assets as of July 31, 2011 and 2010, respectively, related to discontinued operations.

(2)	Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock. Beginning in the first quarter of 2011, the Company changed the method it uses to allocate certain corporate overhead costs to its reportable segments, and accordingly prior year amounts have been reclassified to reflect the current year method.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly results for the fiscal years ended July 31, 2011 and 2010, except for net income, exclude discontinued operations related to the Company’s agricultural chemical products. See note 12 for further detail on discontinued operations.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2011

Net sales	$62,104	$64,936	$65,074	$74,242
Gross profit	17,368	18,266	17,754	18,000
Operating income	5,560	4,806	4,583	2,707
Income from continuing operations before income taxes	5,017	3,966	4,062	2,068
Net income	3,516	2,424	2,607	1,182

Earnings Per share:

Income per share from continuing operations
- basic	$0.31	$0.21	$0.23	$0.10
- diluted	0.31	0.21	0.23	0.10
Net income per share
- basic	0.31	0.21	0.23	0.10
- diluted	0.31	0.21	0.23	0.10

Year Ended July 31, 2010

Net sales	$49,414	$45,134	$51,614	$62,466
Gross profit	18,391	16,712	15,956	18,632
Operating income	7,950	6,924	5,832	6,273
Income from continuing operations before income taxes	7,366	6,319	5,224	5,612
Net income	4,620	3,963	3,342	3,405

Earnings Per share:

Income per share from continuing operations
- basic	$0.41	$0.36	$0.30	$0.30
- diluted	0.41	0.35	0.29	0.30
Net income per share
- basic	0.41	0.36	0.30	0.30
- diluted	0.41	0.35	0.29	0.30

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
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2011.
Management’s assertion about the effectiveness of our internal control over financial reporting as of July 31, 2011, has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fiscal quarter ended July 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
Pursuant to instruction G(3) to Form 10-K, the information required by Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K
(a)	The financial statements filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.
(b)	The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

2.1	Asset Purchase Agreement dated June 7, 2005 between the company and Basic Chemicals Company, LLC, filed previously as Exhibit 10.26 to the company’s report on Form 8-K filed June 13, 2005 and incorporated herein by reference.

2.2	Asset Purchase Agreement dated February 22, 2006 between the company and Boehringer Ingelheim Vetmedica, Inc., filed previously as Exhibit 10.30 to the company’s report on Form 8-K filed February 27, 2006, and incorporated herein by reference.

2.3	Asset Purchase Agreement by and among Wood Protection Products, Inc., KMG-Bernuth, Inc. and James R. Forshaw filed previously as Exhibit 2.1(v) to the company’s report on Form 8-K filed December 19, 2003, and incorporated herein by reference.

2.4	Asset Purchase Agreement dated October 19, 2007 between the company and Air Products and Chemicals, Inc., filed previously as Exhibit 10.36 to the company’s report on Form 8-K filed October 24, 2007, and incorporated herein by this reference.

2.5	Asset Purchase Agreement dated February 25, 2010 between the company and General Chemical Performance Products LLC, filed previously as Exhibit 2.5 to the company’s report on Form 10-Q filed March 12, 2010, and incorporated herein by reference.

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.2	Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.3	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.11†	Creosote Supply Agreement dated November 1, 1998 between Rütgers and the company filed as Exhibit 10.20 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.12*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.13*	Stock Option Agreement dated October 17, 1996 with Thomas H. Mitchell filed as Exhibit 10.5 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.15*	Employment Agreement with Thomas H. Mitchell dated July 11, 2001 filed as Exhibit 10.25 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.16*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.17*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.18*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.19*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.20	Direct Stock Purchase Plan filed as Exhibit 99.1 to the company’s report on Form 8 K filed February 14, 2002, incorporated in this report.

10.21*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

10.28*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.29*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.34†	Sales Agreement with Koppers, Inc. dated May 8, 2007, filed as Exhibit 10.34 to the company’s report on Form 10-Q filed June 5, 2007.

10.37	Transition Services Agreement with Air Products and Chemicals, Inc. dated December 31, 2007 filed as Exhibit 10.37 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.38	Custom Manufacture Agreement with Air Products and Chemicals, Inc. dated December 31, 2007 filed as Exhibit 10.38 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.39	Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 initially filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, and re-filed on March 12, 2010 to the company’s report on Form 10-Q, and incorporated herein by this reference.

10.40	Note Purchase Agreement with The Prudential Insurance Company of America dated December 31, 2007 filed as Exhibit 10.40 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.41†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the company’s report on Form 8-K filed February 21, 2007, and incorporated herein.

10.42*	Executive Severance Plan, dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the company’s report on Form 8-K filed October 13, 2008, and incorporated herein by this reference.

10.43	First Amendment to Amended and Restated Credit Agreement and Amended Pledge Agreement with Wachovia Bank, National Association dated effective January 30, 2009 filed as Exhibit 10.43, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.44	Amendment No. 1 to Note Purchase Agreement with The Prudential Insurance Company of America dated effective January 30, 2009 filed as Exhibit 10.44, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.45†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

10.46*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the company’s report on Form 10-K filed October 14, 2009 and incorporated herein by this reference.

10.47	Second Amendment to Amended and Restated Credit Agreement with Wachovia Bank, National Association dated March 18, 2010 filed as Exhibit 10.47, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.48	Amendment No. 2 to Note Purchase Agreement and Limited Consent with The Prudential Insurance Company of America dated March 18, 2010 filed as Exhibit 10.48, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

21.1	Subsidiaries of the company.

23.1	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.
(c)	Schedule II-Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.
KMG Chemicals, Inc.
Schedule II — Valuation and Qualifying Accounts
Fiscal years ending July 31, 2011, 2010 and 2009

	Balance at			Balance at
	beginning	Charged to costs	Additions/	end
Description	of period	and expenses	Deductions	of period

Year ended July 31, 2011:
Allowance for doubtful accounts	$260,000	$154,000	$—	$414,000
Inventory obsolescence	418,000	(34,000)	(51,000)	333,000
Valuation allowance on deferred tax assets	627,000	(627,000)	—	—

Year ended July 31, 2010:
Allowance for doubtful accounts	$595,000	$63,000	$(398,000)	$260,000
Inventory obsolescence	395,000	171,000	(148,000)	418,000
Valuation allowance on deferred tax assets	1,509,000	(882,000)	—	627,000

Year ended July 31, 2009:
Allowance for doubtful accounts	$342,000	$253,000	$—	$595,000
Inventory obsolescence	484,000	—	(89,000)	395,000
Valuation allowance on deferred tax assets	—	1,509,000	—	1,509,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ J. Neal Butler J. Neal Butler, President, Chief Executive Officer	Date: October 14, 2011
and Director
Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak John V. Sobchak, Vice President	Date: October 14, 2011
and Chief Financial Officer

By:	/s/ Jack North Jack North, Controller and	Date: October 14, 2011
Chief Accounting Officer

By:	/s/ David L. Hatcher David L. Hatcher,	Date: October 14, 2011
Director and Chairman of the Board

By:	/s/ Gerald G. Ermentrout Gerald G. Ermentrout, Director	Date: October 14, 2011

By:	/s/ Christopher T. Fraser Christopher T. Fraser, Director	Date: October 14, 2011

By:	/s/ George W. Gilman George W. Gilman, Director	Date: October 14, 2011

By:	/s/ John C. Hunter, III John C. Hunter, III, Director	Date: October 14, 2011

By:	/s/ Fred C. Leonard Fred C. Leonard III, Director	Date: October 14, 2011

By:	/s/ Stephen A. Thorington Stephen A. Thorington, Director	Date: October 14, 2011

By:	/s/ Karen A. Twitchell Karen A. Twitchell, Director	Date: October 14, 2011

By:	/s/ Richard L. Urbanowski Richard L. Urbanowski, Director	Date: October 14, 2011