Form 10-Q
period 2011-10-31
KMG CHEMICALS INC
filed 2011-12-12
CIK 1028215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 12, 2011, there were 11,353,847 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	October 31,	July 31,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,149	$1,826
Accounts receivable:
Trade, net of allowances of $414 at October 31, 2011 and at July 31, 2011	31,816	36,410
Other	4,718	4,359
Inventories, net	41,128	41,770
Current deferred tax assets	725	726
Prepaid expenses and other current assets	1,548	2,126

Total current assets	85,084	87,217

PROPERTY, PLANT AND EQUIPMENT, net	71,767	71,826

DEFERRED TAX ASSETS	1,166	1,176
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	19,287	19,493
OTHER ASSETS, net	3,135	3,099

TOTAL ASSETS	$184,217	$186,589

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,566	$24,899
Accrued liabilities	5,971	6,191
Book overdraft	—	2,852
Income taxes payable	1,772	44
Current deferred tax liabilities	7	7
Current portion of long-term debt	—	8,000

Total current liabilities	33,316	41,993

LONG-TERM DEBT, net of current portion	44,000	41,279

DEFERRED TAX LIABILITIES	5,987	5,381
OTHER LONG-TERM LIABILITIES	1,400	1,406

Total liabilities	84,703	90,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,331,959 shares issued and outstanding at October 31, 2011 and 11,318,941 shares issued and outstanding at July 31, 2011	113	113
Additional paid-in capital	25,413	25,256
Accumulated other comprehensive loss	(1,658)	(1,233)
Retained earnings	75,646	72,394

Total stockholders’ equity	99,514	96,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,217	$186,589

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands except for per share data)

	Three Months Ended
	October 31,
	2011	2010

NET SALES	$73,307	$62,104

COST OF SALES	54,126	44,736

Gross Profit	19,181	17,368

DISTRIBUTION EXPENSES	6,137	6,208
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,536	5,600

Operating income	6,508	5,560

OTHER INCOME (EXPENSE):
Interest income	—	1
Interest expense	(550)	(595)
Other, net	(75)	51

Total other expense, net	(625)	(543)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,883	5,017

Provision for income taxes	(2,315)	(1,501)

INCOME FROM CONTINUING OPERATIONS	3,568	3,516

DISCONTINUED OPERATIONS:
Loss from discontinued operations, before income taxes	(43)	—
Income tax benefit	10	—

Loss from discontinued operations	(33)	—

NET INCOME	$3,535	$3,516

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.31	$0.31
Loss from discontinued operations	—	—

Net income	$0.31	$0.31

Diluted
Income from continuing operations	$0.31	$0.31
Loss from discontinued operations	—	—

Net income	$0.31	$0.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,348	11,299
Diluted	11,511	11,460
See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Three Months Ended
	October 31,
	2011	2010

NET INCOME	$3,535	$3,516

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(425)	1,478

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(425)	1,478

TOTAL COMPREHENSIVE INCOME	$3,110	$4,994

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,535	$3,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,765	2,240
Amortization of loan costs included in interest expense	27	27
Stock-based compensation expense	211	181
Inventory valuation adjustment	45	(84)
(Gain) Loss on disposal of property	4	(59)
Deferred income tax expense	576	68
Tax (benefit) deficiency from stock-based awards	30	(193)
Changes in operating assets and liabilities:
Accounts receivable — trade	4,505	1,997
Accounts receivable — other	(385)	(502)
Inventories	524	(1,750)
Prepaid expenses and other current assets	459	363
Accounts payable	719	1,422
Accrued liabilities	(162)	(1,965)
Income taxes payable	1,729	1,257

Net cash provided by operating activities	13,582	6,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,800)	(2,155)
Proceeds from sale of property	—	59
Change in restricted cash	—	189

Net cash used in investing activities	(1,800)	(1,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolver credit agreement	6,054	(3,000)
Principal payments on borrowings on term loan	(11,333)	(2,000)
Proceeds from exercise of stock options and warrants	—	200
Tax benefit (deficiency) from stock-based awards	(30)	193
Book overdraft	(2,852)	—
Payment of dividends	(283)	(226)

Net cash used in financing activities	(8,444)	(4,833)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15)	229

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,323	7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	4,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,149	$4,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$527	$634
Cash paid for income taxes	$253	$355
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1) Basis of Presentation. The (a) consolidated balance sheet as of July 31, 2011, which has been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.
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
In June 2011, the Financial Accounting Standards Board issued updated accounting guidance that requires the total of comprehensive income, the components of net income and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In the two-statement approach, the first statement should present total net income and its components in the statement of net income followed consecutively by a second statement of other comprehensive income that should present total other comprehensive income, the components of other comprehensive income, and a total comprehensive income. The updated guidance does not change the items that must be reported in comprehensive income. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The Company adopted the updated guidance on August 1, 2011, which did not have a material impact on its consolidated financial statements.

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

	Three Months Ended
	October 31,
	2011	2010
	(Amounts in thousands, except
	per share data)
Income from continuing operations	$3,568	$3,516
Loss from discontinued operations	(33)	—

Net income	$3,535	$3,516

Weighted average shares outstanding-basic	11,348	11,299
Dilutive effect of options and stock awards	163	161

Weighted average shares outstanding-diluted	11,511	11,460

BASIC EARNINGS PER SHARE
Basic earnings per share from continuing operations	$0.31	$0.31
Basic earnings per share on loss from discontinued operations	—	—

Basic earnings per share	$0.31	$0.31

DILUTED EARNINGS PER SHARE
Diluted earnings per share from continuing operations	$0.31	$0.31
Diluted earnings per share on loss from discontinued operations	—	—

Diluted earnings per share	$0.31	$0.31

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were approximately 7,300 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three months ended October 31, 2011 and there were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three month period ended October 31, 2010.
(4) Inventories. Inventories are summarized in the following table (in thousands):

	October 31,	July 31,
	2011	2011
Raw materials and supplies	$10,307	$9,914
Finished products	31,136	32,189
Less reserve for inventory obsolescence	(315)	(333)

Inventories, net	$41,128	$41,770

(5) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31,	July 31,
	2011	2011
Land	$9,944	$10,081
Buildings & improvements	36,128	35,795
Equipment	44,837	44,098
Leasehold improvements	143	143

	91,052	90,117
Less accumulated depreciation and amortization	(25,892)	(24,388)

	65,160	65,729
Construction-in-progress	6,607	6,097

Property, plant and equipment, net	$71,767	$71,826

(6) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2011. The Company recognized stock-based compensation costs of approximately $211,000 and $181,000 for the three months ended October 31, 2011 and 2010, respectively, which are recorded as selling, general and administrative expenses in the condensed consolidated statements of income.
As of October 31, 2011, the unrecognized compensation costs related to stock-based awards was approximately $1.2 million, including $17,000 related to non-vested stock options expected to be recognized over a weighted-average period of 1.5 years and $1.2 million related to non-vested performance and time-based stock awards expected to be recognized over a weighted-average period of 2.1 years.
A summary of stock option and stock activity is presented below.
Stock Options
A summary of activity for the three months ended October 31, 2011 is presented below. No options were granted in the first three months of fiscal years 2012 or 2011.

		Weighted-
		Average
	Shares	Exercise Price
Outstanding on August 1, 2011	222,000	$3.98
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—

Outstanding on October 31, 2011	222,000	3.98

The following table summarizes information about stock options outstanding at October 31, 2011 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Term (years)	(in thousands) (1)
Fully vested and currently exercisable	177,000	$3.88	5.1	$1,887
Expected to vest	45,000	4.37	11.4	457

Total outstanding stock options	222,000	3.98	6.4	$2,344

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on October 31, 2011.
There were no options exercised in the three months ended October 31, 2011. The total intrinsic value of options exercised during the three months ended October 31, 2010 was approximately $546,000.

Performance Shares
On August 1, 2011, there were 209,305 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the three months ended October 31, 2011, there were no awards vested and there were 123,811 performance-based stock awards granted. The fair value of the awards was measured on the grant dates of October 11, 2011 and October 28, 2011 using the Company’s closing stock price of $14.16 and $15.30, respectively. Stock-based compensation expense on the awards will be recognized on a straight line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending July 31, 2014, based on the number of shares expected to vest at the end of the measurement period. As of October 31, 2011, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2012, 2011 and 2010, as summarized below.

			Closing Stock
		Maximum	Price	3-Year	Expected
	Series	Award	(Fair Value)	Measurement	Percentage of	Shares Expected
Date of Grant	Award	(Shares)	on Grant Date	Period Ending	Vesting	to Vest
Fiscal Year 2012 Award
10/28/2011	Series 1	15,300	$15.30	07/31/2014	55.0%	8,415
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0.0%	—

		25,500				8,415

10/11/2011	Series 1	58,987	$14.16	07/31/2014	55.0%	32,443
10/11/2011	Series 2	39,324	$14.16	07/31/2014	0.0%	—

		98,311				32,443

Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	47.5%	29,441
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0.0%	—

		103,298				29,441

Fiscal Year 2010 Award
3/17/2010	Series 1	63,605	$15.55	07/31/2012	30.0%	19,081
3/17/2010	Series 2	42,402	$15.55	07/31/2012	20.0%	8,480

		106,007				27,561

Total		333,116				97,860

Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012, 2011 and 2010 awards, the expected percentage of vesting is based on performance through October 31, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.
Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012, 2011 and 2010 awards, the expected percentage of vesting is based on performance through October 31, 2011 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.
The weighted-average grant-date fair value of performance awards outstanding at October 31, 2011 and August 1, 2011 was $15.10 and $15.60, respectively.

Time Based Shares
A summary of activity for time-based stock awards for the three months ended October 31, 2011 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Non-vested on August 1, 2011	24,939	$16.03
Granted	—	—
Vested	(6,608)	15.12
Forfeited	—	—

Non-vested on October 31, 2011	18,331	16.36

There were no time-based shares granted during the three months ended October 31, 2010. The total fair value of shares vested during the three months ended October 31, 2011 and 2010 was approximately $100,000 and $87,500, respectively.
(7) Intangible Assets. Intangible assets are summarized as follows (in thousands):

	Number of Years
		Weighted Average		October 31, 2011		July 31, 2011
	Range of	Amortization	Original	Accumulated	Carrying	Accumulated	Carrying
	useful life	Period	Cost	Amortization	Amount	Amortization	Amount
Intangible assets subject to amortization:
Creosote supply contract	10	10.0	$4,000	$(4,000)	$—	$(3,955)	$45
Animal health trademarks	4.5	4.1	364	(364)	—	(364)	—
Animal health product registrations and other related assets	5-20	18.4	6,165	(2,089)	4,076	(2,005)	4,160
Electronic chemicals-related contracts	3-8	3.8	1,164	(1,023)	141	(1,014)	150
Electronic chemicals-related trademarks and patents	10-15	12.0	117	(39)	78	(36)	81
Electronic chemicals—value of product qualifications	5	5.0	1,300	(412)	888	(347)	953

Total intangible assets subject to amortization		12.8	$13,110	$(7,927)	5,183	$(7,721)	5,389

Intangible assets not subject to amortization:
Creosote product registrations					5,339		5,339
Penta product registrations					8,765		8,765

Total intangible assets not subject to amortization					14,104		14,104

Total intangible assets, net					$19,287		$19,493

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $206,000 and $304,000 for the three month periods ended October 31, 2011 and 2010, respectively.
(8) Dividends. Dividends of approximately $283,000 ($0.025 per share) and $226,000 ($0.02 per share) were declared and paid in the first quarter of fiscal years 2012 and 2011, respectively.

(9) Segment Information. The Company previously had four reportable segments — Electronic Chemicals, Penta, Creosote and Animal Health. The Company re-evaluated the criteria used to determine operating segments and concluded that its Penta and Creosote product lines met the criteria of a single operating segment. As a result, effective August 1, 2011, the Company’s reportable segments were revised to reflect a change from four to three reportable segments — Electronic Chemicals, Wood Treating Chemicals and Animal Health. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended
	October 31,
	2011	2010
	(Amounts in thousands)
Sales
Electronic Chemicals	$38,378	$36,793
Wood Treating Chemicals	33,161	24,160
Animal Health	1,768	1,151

Total sales for reportable segments	$73,307	$62,104

Depreciation and amortization
Electronic Chemicals	$1,419	$1,756
Wood Treating Chemicals	160	218
Animal Health	126	192
Other — general corporate	60	74

Total consolidated depreciation and amortization	$1,765	$2,240

Segment income (loss) from operations (1)
Electronic Chemicals	$2,663	$3,025
Wood Treating Chemicals	5,221	3,829
Animal Health	(592)	(397)

Total segment income from operations	$7,292	$6,457

	October 31,	July 31,
	2011	2011
Assets
Electronic Chemicals	$111,067	$116,139
Wood Treating Chemicals	46,636	45,917
Animal Health	13,388	15,074

Total assets for reportable segments	$171,091	$177,130

(1)	Segment income (loss) from operations includes corporate overhead expenses which are allocated based on segment net sales.
Corporate overhead expenses allocated to segment income (loss) from operations for the three months ended October 31, 2011 and 2010 were as follows:

	Three Months Ended
	October 31,
	2011	2010
	(Amounts in thousands)
Electronic Chemicals	$1,139	$932
Wood Treating Chemicals	949	735
Animal Health	108	112

Total corporate overhead expense allocation	$2,196	$1,779

A reconciliation of total segment information to consolidated amounts is as follows:

	October 31,	July 31,
	2011	2011
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$171,091	$177,130
Total assets for discontinued operations (1)	619	644
Cash and cash equivalents	5,091	1,479
Prepaid and other current assets	3,692	3,749
Other	3,724	3,587

Total assets	$184,217	$186,589

	Three Months Ended
	October 31,
	2011	2010
Sales:
Total sales for reportable segments	$73,307	$62,104

Net sales	$73,307	$62,104

Segment income from operations:
Total segment income from operations	$7,292	$6,457
Other corporate expense (2)	(784)	(897)

Operating income	6,508	5,560
Interest income	—	1
Interest expense	(550)	(595)
Other income (expense), net	(75)	51

Income from continuing operations before income taxes	$5,883	$5,017

(1)	Reflects long-term deferred tax assets related to discontinued operations as of October 31, 2011 and July 31, 2011.

(2)
Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the company’s operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock.

(10) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	October 31,	July 31,
	2011	2011
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00%	—	11,333
Revolving Loan Facility, maturing on December 31, 2016, variable interest rates based on LIBOR plus 2.00% (2.24% at October 31, 2011)	24,000	17,946

Total debt	44,000	49,279
Current portion of long-term debt	—	(8,000)

Long-term debt, net of current portion	$44,000	$41,279

To finance the acquisition of the electronic chemicals business in December 2007, the Company entered into a credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The credit agreement included a term loan facility and a revolving loan facility. The Company amended the credit agreement in March 2010, and amended it again in November 2011. The November 2011 amendment of the credit facility raised the maximum amount that may be borrowed under the revolving loan facility from $50.0 million to $60.0 million, extended the maturity date of the credit agreement to December 31, 2016 and allowed advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio of 1.5 to 1.0. The Company had previously paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted. The revolving loan bears interest at a varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Advances outstanding under the revolving loan bear interest currently at 2.26% per year (LIBOR plus 2.00%).
Before the term loan facility was paid off and removed from the credit facility, the term facility required, principal payments of $458,333 per month for the first 24 months, then, beginning January 2010, principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemical assets from General Chemical on March 29, 2010 was funded with available cash and borrowings on the revolving loan. Additionally, during the first quarter of fiscal year 2012 the Company repaid the outstanding balance of the term loan with borrowings on the revolving loan. At October 31, 2011, the amount outstanding on the revolving loan was $24.0 million.
In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On October 31, 2011, the Company was in compliance with all of its debt covenants.
(11) Income Taxes. Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for the first three months of fiscal years 2012 and 2011 was 39.3% and 29.9%, respectively. Income tax expense for the first quarter of fiscal year 2011 was reduced by $410,000 for the reversal of a portion of the valuation allowance related to a foreign subsidiary.
(12) Discontinued Operations. In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During the three months ended October 31, 2011, there were no sales reported in discontinued operations, and the Company reported a net loss from discontinued operations of $33,000 from the dismantling of related equipment. No amounts were recorded for the three months ended October 31, 2010.
(13) Litigation and Other Contingencies. The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result no amounts have been recorded in the Company’s condensed consolidated financial statements.
On November 29, 2011, there was an explosion in the unit at the Matamoros facility of our subsidiary where an agricultural herbicide product, referred to as MSMA, had once been made. The MSMA unit was being demolished by a third-party contractor when the accident occurred. Two of the contractor’s employees were seriously injured. The event had no impact on penta operations or production, and the penta unit is operating normally. Our internal investigation of the event and investigations by government authorities are underway. At present no claim has been made with respect to the event, and if claims are made their ultimate outcome cannot be determined at this time. Management believes, however, that any liability that might be incurred in connection with the event is not likely to have a material adverse effect on our business, financial condition or results of operation.

The Company discontinued the operation of MSMA, but in connection with that product line it was a member of the MSMA task force. In 2007 Albaugh, Inc. sued an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), claiming that AHP overbilled it for certain task force expenses. The Company had been a member of the task force with two other companies. Although Albaugh, Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it claims that it was overbilled for many years. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court rendered a judgment on May 6, 2011 against AHP for approximately $945,000, plus interest. AHP has appealed that verdict to the United States Court of Appeals for the Eighth Circuit, No. 11-2284. The Company intends to vigorously defend against any attempt to collect the judgment against AHP from the Company.
A lawsuit was filed against our subsidiary, KMG de Mexico, relating to the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land is superior to the person from whom our subsidiary bought the land. The plaintiffs are seeking to have our subsidiary’s purchase overturned, and to recover the land and certain improvements or their value. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and on April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. In June 2011 the lower court ruled against KMG de Mexico, and held that the plaintiffs had superior title to the land. The Company has appealed that verdict, and intends to vigorously defend KMG de Mexico in the appellate court.
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
In 2007 the Company was sued in Superior Court, Fulton County, Georgia (Atlanta) styled John Bailey, et al vs Cleveland G. Meredith et al. The case was consolidated in the Superior Court with other plaintiffs’ cases as Thompson et al vs Meredith et al. The plaintiffs are persons living near the wood treating facility of one of our customers. The plaintiffs complain that emissions from the wood treating facility caused harm to their property and person, and claim that the Company is also responsible because it sold wood treating chemicals to the facility. In fiscal year 2010, the trial court granted a motion for summary judgment, and dismissed the Company from the case. The plaintiffs appealed but the Court of Appeals of Georgia, Fourth Division, affirmed the trial court’s dismissal of the Company. The judgment of the appeals court is now final and non-appealable.
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
We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood treating chemicals and animal health products. Our electronic chemicals are used in the manufacturing of semiconductors. Our wood treating chemicals, pentachlorophenol (“penta”) and creosote are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our animal health products include biotech feed additives, farm and ranch hygiene products and pesticide products used on cattle, other livestock and poultry to protect the animals from flies and other pests.
Results of Operations
Three Month Period Ended October 31, 2011 compared with Three Month Period Ended October 31, 2010
Segment Data
Segment data is presented for our three reportable segments for the three month periods ended October 31, 2011 and 2010. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. We previously had four reportable segments for electronic chemicals, penta, creosote and animal health. We have re-evaluated the criteria used to determine operating segments, and we have concluded that our two wood treating product segments met the criteria of a single operating segment. As a result our reportable segments were revised to reflect a change from four to three reportable segments, electronic chemicals, wood treating chemicals and animal health. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended
	October 31,
	2011	2010
	(Amounts in thousands)
Sales
Electronic Chemicals	$38,378	$36,793
Wood Treating Chemicals	33,161	24,160
Animal Health	1,768	1,151

Net sales	$73,307	$62,104

Net Sales
Net sales increased $11.2 million, or 18.0%, to $73.3 million in the first quarter of fiscal year 2012 as compared with $62.1 million for the same period of the prior year.
In the first quarter of fiscal year 2012, the electronic chemicals segment had net sales of $38.4 million, an increase of $1.6 million, or 4.3%, as compared to $36.8 million for the prior year period. We had implemented price increases in the second half of fiscal 2011 in response to increased raw material costs. Barring a significant economic downturn, we expect improving demand for our electronic chemicals products in calendar 2012, including additional business from a new semiconductor fabrication facility coming on stream. However, we anticipate some seasonal softness in the semiconductor market impacting our second fiscal quarter.
Net sales of wood treating chemicals increased $9.0 million, or 37.3%, to $33.2 million in the first quarter of fiscal year 2012 as compared to $24.2 million for the prior year period. The increase in sales for the three month period came primarily from increases in volume in both our wood treating chemical product lines. In that segment we expect to see generally flat demand through the balance of the fiscal year with normal seasonal softening in the second quarter.
Net sales of animal health pesticides increased by $617,000, or 53.6%, to $1.8 million in the first quarter of fiscal year 2012 as compared with $1.2 million in the prior year period. The increase was primarily driven by off season sales of our Rabon products in the United States and ear tag sales in Australia. Seasonal usage of animal health pesticides is dependent upon varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters of our fiscal year. Revenues from products subject to significant seasonal variations represented 4.0% of our fiscal year 2011 revenues.
Gross Profit
Gross profit increased by $1.8 million, or 10.4%, to $19.2 million in the first quarter of fiscal year 2012 from $17.4 million in the same quarter the prior year. Gross profit as a percentage of sales decreased to 26.2% in the first quarter of fiscal year 2012 from 28.0% in the first quarter of fiscal year 2011.
The increase in aggregate gross profit for the three month period came from improved sales in our wood treating chemicals segment. As a percentage of sales, however, gross profit margins were down for the first quarter of fiscal year 2012 as compared to the prior year’s first quarter. The reduction in margins was due to a small reduction in gross profit margins in both our electronic chemicals and wood treating segments, and to the fact that a greater percentage of revenues in our wood treating chemicals segment came from our lower margin product. In our electronic chemicals segment, even though we have consolidated most production from four sites in fiscal year 2011 to two primary sites now, margins were impacted by rising raw material costs. In wood treating chemicals, we also experienced increases in raw material costs, but we also had increased sales in our lower margin creosote product line. In response to those increased raw material costs, we implemented price increases during the first half of fiscal year 2012 in all segments. The pricing action in the electronic chemicals segment and, now that our consolidation is complete, lower manufacturing costs during fiscal year 2012 should have a favorable impact on margins, most notably in the second half of the fiscal year.

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
Distribution Expenses
Distribution expenses decreased $71,000, or 1.1%, to $6.1 million in the first quarter of fiscal year 2012 as compared with $6.2 million in the prior year period. Distribution expenses were approximately 8.4% and 10.0% of net sales for the first quarter of fiscal years 2012 and 2011, respectively. The improvement in distribution expenses came in electronic chemicals, where we were able to optimize our supply chain on completion of our integration effort. The decline in distribution expense as a percentage of revenue was attributable fairly evenly to efficiency improvements in the electronic chemicals business and an increase in the weighting of wood treating chemicals’ share of total revenue.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $936,000 to $6.5 million in the first quarter of fiscal year 2012 from $5.6 million in the same quarter of fiscal year 2011. Those expenses were 8.9% and 9.0% of sales in the first quarter of fiscal years 2012 and 2011, respectively. The increase over the prior year was primarily for higher employee and regulatory costs of approximately $388,000 and $472,000, respectively. Most of the regulatory cost was attributable to testing required by the EPA in support of one of our animal health product registrations. There should be a similar spend in the last half of fiscal 2012 for the balance of the testing for the EPA.
Other corporate expense decreased by approximately $113,000 in the first quarter of fiscal year 2012 over the prior year period. Other corporate expense is a component of selling, general administrative expense, and primarily represents employee stock-based compensation expense and those expenses associated with our operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock.
Interest Expense
Interest expense was $550,000 in the first quarter of fiscal year 2012 as compared with $595,000 in the first quarter of fiscal year 2011. The decrease was because we had lesser borrowings on our loan facility in the first quarter of fiscal year 2102 than we did in that period of the prior year.
Income Taxes
Our effective tax rate was 39.3% and 29.9% in the first quarter of fiscal years 2012 and 2011, respectively. The prior year period income tax expense was net of a discrete period adjustment of $410,000 reflecting the reversal of a portion of the valuation allowance related to a foreign subsidiary.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities was $13.6 million for the first quarter of fiscal year 2012 as compared to $6.5 million for the comparable period in 2011. Net income adjusted for depreciation and amortization increased cash to $5.3 million in the first three months of fiscal year 2012 as compared to $5.8 million over the same period of the prior year. Cash flows from operating activities was favorably impacted by a decrease in accounts receivable of $4.5 million and increases in income taxes payable and accounts payable of $1.7 million and $719,000, respectively. The decrease in accounts receivable was primarily in our electronic chemicals segment due to normal collections patterns. The increase in accounts payable reflected timing differences in the payment process in wood treating chemicals.
Net cash used in investing activities in the first quarter of fiscal 2012 was $1.8 million as compared with $1.9 million in the prior year period, all of which was for additions to property, plant and equipment in both fiscal years. In fiscal year 2012, the majority of the additions were for electronic chemicals distribution and production equipment. In fiscal year 2011, the additions were primarily for expansion at our Hollister, CA facility and for equipment at Pueblo, CO.
Net cash used in financing activities was $8.4 million in the first quarter of fiscal year 2012 as compared to $4.8 million in the comparable prior year period. In the first quarter of fiscal year 2012, we made principal payments of $11.3 million on the term loan indebtedness, had net borrowings on our revolving loan of $6.1 million and cleared the book overdraft outstanding at July 31, 2011 of $2.9 million. In the prior year period, we had a net payment on our revolving loan of $3.0 million and principal payments on our term loan of $2.0 million.

In the three month periods ended October 31, 2011 and 2010, we paid dividends of $283,000 and $226,000, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.
Working Capital
We have a revolving line of credit under an amended and restated credit agreement. At October 31, 2011, we had $24.0 million outstanding under that revolving facility.
Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.
Long Term Obligations
To finance the acquisition of the electronic chemicals business in December 2007, we entered into a credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The credit facility included a revolving loan facility and a term loan facility.
We amended the credit agreement in March 2010, and amended it again in November 2011. The November 2011 amendment of the credit facility raises the maximum amount that may be borrowed under the revolving loan facility from $50.0 million to $60.0 million, extends the maturity date of the credit agreement to December 31, 2016 and allows advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio of 1.5 to 1.0. During the first quarter of fiscal year 2012 we paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted.
Advances under the revolving loan matures December 31, 2016. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%
Advances outstanding under the revolving loan bear interest currently at 2.26% per year (LIBOR plus 2.00%). Before the term loan facility was paid off and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. At October 31, 2011, $24.0 million was outstanding on the revolving facility.
The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2011, $20.0 million was outstanding under the note purchase agreement.
Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On October 31, 2011, we were in compliance with all of our debt covenants.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities.
Recent Accounting Standards
We have considered all recently issued accounting standards updates and SEC rules and interpretive releases.
In June 2011, the Financial Accounting Standards Board issued updated accounting guidance that requires the total of comprehensive income, the components of net income and the components of other comprehensive income to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In the two-statement approach, the first statement should present total net income and its components in the statement of net income followed consecutively by a second statement of other comprehensive income that should present total other comprehensive income, the components of other comprehensive income, and a total of comprehensive income. The updated guidance does not change the items that must be reported in comprehensive income. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. We adopted the updated guidance on August 1, 2011, which did not have a material impact on our consolidated financial statements.
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
Interest Rate Sensitivity
As of October 31, 2011 our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.
Our variable rate debt as of October 31, 2011 consisted of a credit facility with an interest rate of 2.0% plus LIBOR, maturing on December 31, 2016. On October 31, 2011, we had $24.0 million borrowed on our revolving credit line under that facility.
Based on the outstanding balance of our variable rate debt and applicable interest rate at October 31, 2011, a 1.0% change in the interest rate as of October 31, 2011 would result in a change of approximately $244,000 in annual interest expense.
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
We recognized a foreign currency translation loss of $425,000 in the first quarter of fiscal year 2012 and a $1.5 million foreign currency translation gain in the first three months of fiscal year 2011. At October 31, 2011, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $1.7 million.
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
The information set forth in note 13 to the condensed consolidated financial statements included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for fiscal year 2013, if such recommendations are received in writing, addressed to the chair of the committee, Mr. John C. Hunter, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 2, 2012.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler J. Neal Butler	Date: December 12, 2011
President and Chief Executive Officer

By:	/s/ John V. Sobchak John V. Sobchak	Date: December 12, 2011
Vice President and Chief Financial Officer