Form 10-Q
period 2012-01-31
KMG CHEMICALS INC
filed 2012-03-12
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 12, 2012, there were 11,361,769 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	September 30,	September 30,
	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,941	$1,826
Accounts receivable:
Trade, net of allowances of $16 at January 31, 2012 and $414 at July 31, 2011	30,750	36,410
Other	3,154	4,359
Inventories, net	42,914	41,770
Current deferred tax assets	721	726
Prepaid expenses and other current assets	853	2,126

Total current assets	80,333	87,217

PROPERTY, PLANT AND EQUIPMENT, net	70,109	71,826

DEFERRED TAX ASSETS	1,166	1,176
GOODWILL	3,778	3,778
INTANGIBLE ASSETS, net	19,126	19,493
OTHER ASSETS, net	3,120	3,099

TOTAL ASSETS	$177,632	$186,589

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,825	$24,899
Accrued liabilities	5,550	6,235
Book overdraft	—	2,852
Current deferred tax liabilities	7	7
Current portion of long-term debt	—	8,000

Total current liabilities	28,382	41,993

LONG-TERM DEBT, net of current portion	41,000	41,279

DEFERRED TAX LIABILITIES	6,385	5,381
OTHER LONG-TERM LIABILITIES	1,352	1,406

Total liabilities	77,119	90,059

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,355,137 shares issued and outstanding at January 31, 2012 and 11,318,941 shares issued and outstanding at July 31, 2011	114	113
Additional paid-in capital	25,573	25,256
Accumulated other comprehensive loss	(2,998)	(1,233)
Retained earnings	77,824	72,394

Total stockholders’ equity	100,513	96,530

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,632	$186,589

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands except for per share data)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

NET SALES	$69,650	$64,936	$142,957	$127,040

COST OF SALES	51,596	46,670	105,722	91,406

Gross Profit	18,054	18,266	37,235	35,634

DISTRIBUTION EXPENSES	5,846	7,166	11,983	13,374
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,076	6,294	13,612	11,894

Operating income	5,132	4,806	11,640	10,366

OTHER INCOME (EXPENSE):
Interest income	1	—	1	1
Interest expense	(556)	(599)	(1,106)	(1,194)
Other, net	(72)	(241)	(147)	(190)

Total other expense, net	(627)	(840)	(1,252)	(1,383)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,505	3,966	10,388	8,983

Provision for income taxes	(1,781)	(1,506)	(4,096)	(3,007)

INCOME FROM CONTINUING OPERATIONS	2,724	2,460	6,292	5,976

DISCONTINUED OPERATIONS:
Loss from discontinued operations, before income taxes	(337)	(47)	(380)	(47)
Income tax benefit	75	11	85	11

Loss from discontinued operations	(262)	(36)	(295)	(36)

NET INCOME	$2,462	$2,424	$5,997	$5,940

EARNINGS PER SHARE:
Basic
Income from continuing operations	$0.24	$0.21	$0.55	$0.53
Loss from discontinued operations	(0.02)	—	(0.02)	—

Net income	$0.22	$0.21	$0.53	$0.53

Diluted
Income from continuing operations	$0.23	$0.21	$0.55	$0.52
Loss from discontinued operations	(0.02)	—	(0.03)	—

Net income	$0.21	$0.21	$0.52	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,353	11,308	11,351	11,303
Diluted	11,516	11,495	11,515	11,477

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

NET INCOME	$2,462	$2,424	$5,997	$5,940

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(1,340)	(297)	(1,765)	1,181

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,340)	(297)	(1,765)	1,181

TOTAL COMPREHENSIVE INCOME	$1,122	$2,127	$4,232	$7,121

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	September 30,	September 30,
	Six Months Ended January 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,997	$5,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,545	3,846
Amortization of loan costs included in interest expense	54	54
Stock-based compensation expense	239	374
Inventory valuation adjustment	125	30
(Gain) Loss on disposal of property	(44)	113
Deferred income tax expense	1,003	442
Tax benefit from stock-based awards	(121)	(196)
Changes in operating assets and liabilities:
Accounts receivable — trade	5,261	247
Accounts receivable — other	1,144	(434)
Inventories	(1,566)	(632)
Prepaid expenses and other current assets	1,160	939
Accounts payable	(1,875)	1,641
Accrued liabilities	(468)	(1,933)

Net cash provided by operating activities	14,454	10,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,687)	(4,009)
Proceeds from sale of property	27	59
Change in restricted cash	—	189

Net cash used in investing activities	(2,660)	(3,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under revolver credit agreement	3,054	(3,000)
Principal payments on borrowings on term loan	(11,333)	(4,000)
Proceeds from exercise of stock options and warrants	—	200
Tax benefit from stock-based awards	121	196
Book overdraft	(2,852)	—
Payment of dividends	(567)	(452)

Net cash used in financing activities	(11,577)	(7,056)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(102)	114

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115	(272)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,826	4,728

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,941	$4,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,030	$1,188
Cash paid for income taxes	$2,241	$2,479

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

(2) Disposition of Business. The Company sold its animal health business to Bayer Healthcare LLC on March 1, 2012, including inventory, equipment and product registrations. The Company retained the real estate and buildings at its facility in Elwood, KS. The Company sold the business for approximately $10.3 million, including $1.0 million held in escrow. The purchase price was paid in cash, subject to the escrow. The escrowed amount is to be held pending final acceptance by the United States Environmental Agency (“EPA”) of certain studies being performed at the request of EPA on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to the Company once EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if EPA cancels the products to which the studies pertain before the funds are distributed to the Company. Management believes that EPA will accept the studies within five years.

The Company will continue to operate the facility in Elwood, KS to manufacture products for the buyer under a transition services agreement for one year, subject to two six-month extensions.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)

Income from continuing operations	$2,724	$2,460	$6,292	$5,976
Loss from discontinued operations	(262)	(36)	(295)	(36)

Net income	$2,462	$2,424	$5,997	$5,940

Weighted average shares outstanding-basic	11,353	11,308	11,351	11,303
Dilutive effect of options and stock awards	163	187	164	174

Weighted average shares outstanding-diluted	11,516	11,495	11,515	11,477

BASIC EARNINGS PER SHARE
Basic earnings per share from continuing operations	$0.24	$0.21	$0.55	$0.53
Basic earnings per share on loss from discontinued operations	(0.02)	—	(0.02)	—

Basic earnings per share	$0.22	$0.21	$0.53	$0.53

DILUTED EARNINGS PER SHARE
Diluted earnings per share from continuing operations	$0.23	$0.21	$0.55	$0.52
Diluted earnings per share on loss from discontinued operations	(0.02)	—	(0.03)	—

Diluted earnings per share	$0.21	$0.21	$0.52	$0.52

Outstanding stock based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and six months ended January 31, 2012, respectively, and there were approximately 1,500 and less than 1,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and six months ended January 31, 2011, respectively.

(4) Inventories. Inventories are summarized in the following table (in thousands):

	September 30,	September 30,
	January 31, 2012	July 31, 2011

Raw materials	$8,512	$7,475
Work in process	849	1,034
Supplies	1,412	1,405
Finished products	32,479	32,189
Less reserve for inventory obsolescence	(338)	(333)

Inventories, net	$42,914	$41,770

(5) Property, Plant and Equipment. Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	September 30,	September 30,
	January 31, 2012	July 31, 2011

Land	$9,507	$10,081
Buildings & improvements	35,865	35,795
Equipment	46,100	44,098
Leasehold improvements	143	143

	91,615	90,117
Less accumulated depreciation and amortization	(27,224)	(24,388)

	64,391	65,729
Construction-in-progress	5,718	6,097

Property, plant and equipment, net	$70,109	$71,826

(6) Stock-Based Compensation. The Company has stock-based incentive plans which are described in more detail in note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2011. The Company recognized stock-based compensation costs of approximately $28,000 and $193,000 for the three months ended January 31, 2012 and 2011, respectively, and recognized $239,000 and $374,000 for the six months ended January 31, 2012 and 2011, respectively, which are recorded as selling, general and administrative expenses in the condensed consolidated statements of income.

As of January 31, 2012, the unrecognized compensation costs related to stock-based awards was approximately $840,000 expected to be recognized over a weighted-average period of 2.0 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the six months ended January 31, 2012 is presented below. No options were granted in the first six months of fiscal years 2012 or 2011.

	September 30,	September 30,
	Shares	Weighted- Average Exercise Price

Outstanding on August 1, 2011	222,000	$3.98
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—

Outstanding on January 31, 2012	222,000	3.98

The following table summarizes information about stock options outstanding at January 31, 2012 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

	September 30,	September 30,	September 30,	September 30,
	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)

Fully vested and currently exercisable	177,000	$3.88	4.9	$2,572
Expected to vest	45,000	4.37	11.1	631

Total outstanding stock options	222,000	3.98	6.1	$3,203

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on January 31, 2012.

There were no options exercised in the three and six months ended January 31, 2012. The total intrinsic value of options exercised during the six months ended January 31, 2011 was approximately $546,000.

Performance Shares

On August 1, 2011, there were 209,305 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the six months ended January 31, 2012, there were no awards vested and there were 123,811 performance-based stock awards granted. The fair value of the awards was measured on the grant dates of October 11, 2011 and October 28, 2011 using the Company’s closing stock price of $14.16 and $15.30, respectively. Stock-based compensation expense on the awards will be recognized on a straight line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending July 31, 2014, based on the number of shares expected to vest at the end of the measurement period. As of January 31, 2012, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2012, 2011 and 2010, as summarized below.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Date of Grant	Series Award	Maximum Award (Shares)	Closing Stock Price (Fair Value) on Grant Date	3-Year Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest

Fiscal Year 2012 Award
10/28/2011	Series 1	15,300	$15.30	07/31/2014	55%	8,415
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				8,415

10/11/2011	Series 1	58,987	$14.16	07/31/2014	55%	32,443
10/11/2011	Series 2	39,324	$14.16	07/31/2014	0%	—

		98,311				32,443

Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	30%	18,594
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0%	—

		103,298				18,594

Fiscal Year 2010 Award
3/17/2010	Series 1	63,605	$15.55	07/31/2012	30%	19,081
3/17/2010	Series 2	42,402	$15.55	07/31/2012	0%	—

		106,007				19,081

Total		333,116				78,533

Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012, 2011 and 2010 awards, the expected percentage of vesting is based on performance through January 31, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012, 2011 and 2010 awards, the expected percentage of vesting is based on performance through January 31, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding at January 31, 2012 and August 1, 2011 was $14.97 and $15.60, respectively. The weighted-average grant date fair value of performance awards granted during the first six months of fiscal year 2012 was $14.39.

Time Based Shares

A summary of activity for time-based stock awards for the six months ended January 31, 2012 is presented below:

	September 30,	September 30,
	Shares	Weighted-Average Grant-Date Fair Value

Non-vested on August 1, 2011	24,939	$16.03
Granted	—	—
Vested (1)	(12,141)	15.24
Forfeited	—	—

Non-vested on January 31, 2012	12,798	15.60

(1)	During the six month period ended January 31, 2012 there were 12,992 shares vested. The number of shares presented here includes an adjustment of 851 shares which do not represent shares that vested during the six months ended January 31, 2012. The adjustment was related to the fiscal year 2011 non-employee director stock grant and reflects the difference between the number of shares reported as granted and the number of shares vested over the twelve month service period of the award ended November 30, 2011. The number of shares granted was calculated based on the aggregate monetary value of the award divided by the Company’s closing stock price on the respective date of grant. The number of shares vested at the end of each of the three month service periods over the twelve month service period ending November 30, 2011 was based on the Company’s closing stock price at the end of each of the three month periods.

There were no time-based shares granted during the six months ended January 31, 2012. The total fair value of shares vested during the six months ended January 31, 2012 and 2011 was approximately $200,000 and $175,000, respectively.

(7) Intangible Assets. Intangible assets are summarized as follows (in thousands):

	Spte 30,	Spte 30,	Spte 30,	Spte 30,	Spte 30,	Spte 30,	Spte 30,
	Number of Years
		Weighted Average		January 31, 2012		July 31, 2011
	Range of useful life	Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount	Accumulated Amortization	Carrying Amount

Intangible assets subject to amortization:
Creosote supply contract	10	10.0	$4,000	$(4,000)	$—	$(3,955)	$45
Animal health trademarks	4.5	4.1	364	(364)	—	(364)	—
Animal health product registrations and other related assets	5-20	18.4	6,165	(2,173)	3,992	(2,005)	4,160
Electronic chemicals-related contracts	3-8	3.8	1,164	(1,033)	131	(1,014)	150
Electronic chemicals-related trademarks and patents	10-15	12.0	117	(41)	76	(36)	81
Electronic chemicals—value of product qualifications	5	5.0	1,300	(477)	823	(347)	953

Total intangible assets subject to amortization		12.8	$13,110	$(8,088)	5,022	$(7,721)	5,389

Intangible assets not subject to amortization:
Creosote product registrations					5,339		5,339
Penta product registrations					8,765		8,765

Total intangible assets not subject to amortization					14,104		14,104

Total intangible assets, net					$19,126		$19,493

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $161,000 and $282,000 for the three month periods ended January 31, 2012 and 2011, respectively, and $367,000 and $586,000 for the six month periods ended January 31, 2012 and 2011, respectively.

(8) Dividends. Dividends of approximately $284,000 ($0.025 per share) and $226,000 ($0.02 per share) were declared and paid in the second quarter of fiscal years 2012 and 2011, respectively. Dividends of approximately $567,000 ($0.05 per share) and $452,000 ($0.04 per share) were declared and paid in the first six months of fiscal years 2012 and 2011, respectively.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(Amounts in thousands)
Sales
Electronic Chemicals	$38,596	$36,001	$76,974	$72,794
Wood Treating Chemicals	28,380	25,807	61,541	49,967
Animal Health	2,674	3,128	4,442	4,279

Total sales for reportable segments	$69,650	$64,936	$142,957	$127,040

Depreciation and amortization
Electronic Chemicals	$1,484	$1,117	$2,903	$2,873
Wood Treating Chemicals	113	220	273	438
Animal Health	126	193	252	385
Other — general corporate	57	76	117	150

Total consolidated depreciation and amortization	$1,780	$1,606	$3,545	$3,846

Segment income (loss) from operations (1)
Electronic Chemicals	$2,521	$1,331	$5,184	$4,356
Wood Treating Chemicals	3,250	4,372	8,471	8,201
Animal Health	201	144	(391)	(253)

Total segment income from operations	$5,972	$5,847	$13,264	$12,304

	September 30,	September 30,
	January 31, 2012	July 31, 2011
Assets
Electronic Chemicals	$106,850	$116,139
Wood Treating Chemicals	46,907	45,917
Animal Health	14,584	15,074

Total assets for reportable segments	$168,341	$177,130

(1)	Segment income (loss) from operations includes corporate overhead expenses which are allocated based on segment net sales.

Corporate overhead expenses allocated to segment income (loss) from operations for the three and six months ended January 31, 2012 and 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(Amounts in thousands)
Electronic Chemicals	$1,367	$952	$2,506	$1,884
Wood Treating Chemicals	1,057	840	2,006	1,575
Animal Health	48	137	156	249

Total corporate overhead expense allocation	$2,472	$1,929	$4,668	$3,708

A reconciliation of total segment information to consolidated amounts is as follows:

	September 30,	September 30,
	January 31, 2012	July 31, 2011
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$168,341	$177,130
Total assets for discontinued operations (1)	594	644
Cash and cash equivalents	1,751	1,479
Prepaid and other current assets	3,233	3,749
Other	3,713	3,587

Total assets	$177,632	$186,589

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Sales:
Total sales for reportable segments	$69,650	$64,936	$142,957	$127,040

Net sales	$69,650	$64,936	$142,957	$127,040

Segment income from operations:
Total segment income from operations	$5,972	$5,847	$13,264	$12,304
Other corporate expense (2)	(840)	(1,041)	(1,624)	(1,938)

Operating income	5,132	4,806	11,640	10,366
Interest income	1	—	1	1
Interest expense	(556)	(599)	(1,106)	(1,194)
Other expense, net	(72)	(241)	(147)	(190)

Income from continuing operations before income taxes	$4,505	$3,966	$10,388	$8,983

(1)	Reflects long-term deferred tax assets related to discontinued operations as of January 31, 2012 and July 31, 2011.

(2)	Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the company’s operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock.

(10) Long-Term Obligations. The Company’s debt consisted of the following (in thousands):

	September 30,	September 30,
	January 31, 2012	July 31, 2011
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt:
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00%	—	11,333
Revolving Loan Facility, maturing on December 31, 2016, variable interest rates based on LIBOR plus 2.00% (2.30% at January 31, 2012)	21,000	17,946

Total debt	41,000	49,279
Current portion of long-term debt	—	(8,000)

Long-term debt, net of current portion	$41,000	$41,279

To finance the acquisition of the electronic chemicals business in December 2007, the Company entered into a credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The credit agreement included a term loan facility and a revolving loan facility. The Company amended the credit agreement in March 2010, and amended it again in November 2011. The November 2011 amendment of the credit facility raised the maximum amount that may be borrowed under the revolving loan facility from $50.0 million to $60.0 million, extended the maturity date of the credit agreement to December 31, 2016 and allowed advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. The Company had previously paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted. The revolving loan bears interest at a varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

September 30,
Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Advances outstanding under the revolving loan bear interest as of February 29, 2012 at 2.24% per year (LIBOR plus 2.00%).

Before the term loan facility was paid off and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then, beginning January 2010, principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemical assets from General Chemical on March 29, 2010 was funded with available cash and borrowings on the revolving loan. During the first quarter of fiscal year 2012 the Company repaid the outstanding balance of the term loan with borrowings on the revolving loan. At January 31, 2012, the amount outstanding on the revolving loan was $21.0 million. On March 2, 2012, the Company used the proceeds received on the sale of its animal health business to repay $10.0 million of the balance on the revolving loan. The amount outstanding on the revolving loan was $11.0 million on March 2, 2012.

In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On January 31, 2012, the Company was in compliance with all of its debt covenants.

(11) Income Taxes. Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for continuing operations for the three months of fiscal years 2012 and 2011 was 39.5% and 38.0%, respectively and 39.4% and 33.5% for the six months of fiscal year 2012 and 2011, respectively. Income tax expense for the first six months of fiscal year 2011 was reduced by $410,000 for the reversal of a portion of the valuation allowance related to a foreign subsidiary.

(12) Discontinued Operations. In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During the three and six months ended January 31, 2012 and 2011, there were no sales reported in discontinued operations, and the Company reported a net loss from discontinued operations of $262,000 and $295,000 in the three and six months ended January 31, 2012, respectively, and $36,000 for the three and six months ended January 31, 2011, respectively, in connection with the dismantling of related equipment and the accident described in note 13.

(13) Litigation and Other Contingencies. The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result no amounts have been recorded in the Company’s condensed consolidated financial statements except where noted.

The Company discontinued the operation of its agricultural chemical herbicide, referred to as MSMA, but in connection with that product line it was a member of the MSMA task force. In 2007 Albaugh, Inc. sued an entity related to the MSMA task force, Arsonate Herbicide Products, Limited) (“AHP”), claiming that AHP overbilled it for certain task force expenses. The Company had been a member of the task force with two other companies. Although Albaugh, Inc. had agreed to reimburse AHP for certain task force expenses for MSMA studies and registration support costs, it claims that it was overbilled for many years. The case was tried in October 2009 in the U.S. District Court for the So. District of Iowa, and styled as Albaugh, Inc. vs. Arsonate Herbicide Products, Limited. The court rendered a judgment on May 6, 2011 against AHP for approximately $945,000, plus interest. AHP has appealed that verdict to the United States Court of Appeals for the Eighth Circuit, No. 11-2284. The Company intends to vigorously defend against any attempt to collect the judgment against AHP from the Company.

On November 29, 2011, there was an explosion in the MSMA unit at the Company’s Matamoros facility where that agricultural chemical herbicide product had once been made. The unit was being demolished by a third-party contractor when the accident occurred, and two of the contractor’s employees were injured, one fatally. The event had no impact on facility operations or production.

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

When it purchased assets from Air Products, Inc. (“Air Products”) in December 2007, the Company agreed to be responsible for the applicable sales tax on the personal property that it purchased. The Colorado Department of Revenue audited the purchase, and in November 2009 issued a deficiency notice to Air Products for unpaid sales tax on the purchase of approximately $819,000, before interest and penalties. The Company assumed the defense of the matter as allowed under its indemnity of Air Products. The issue is whether certain property at the Company’s Pueblo, Co facility should be classified as personal property subject to sales tax, or whether the property should be classified as real property not subject to tax. The matter is now being reviewed internally at the Colorado Department of Revenue. If a satisfactory resolution is not reached, the dispute would be subject to arbitration. In the second quarter of fiscal year 2012, the Company recognized approximately $100,000, including taxes, penalties and interest, related to certain property that it concluded was personal property and subject to sales tax.

The Company’s subsidiary in Italy is currently under examination by the taxing authority there for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million (including interest and penalties) of additional income tax, if all the adjustments are sustained. The Company has provided additional information in response to the proposed adjustments, and intends to vigorously defend its tax positions. The ultimate outcome of this examination is subject to uncertainty and no amount has been recorded in the Company’s consolidated financial statements.

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

Sale of the Animal Health Business

On March 1, 2012, we sold certain assets of our animal health segment to Bayer Healthcare, LLC for a purchase price of approximately $10.3 million, including to $1.0 million held in escrow. The purchase price was paid in cash, subject to the escrow, and used to reduce the amount outstanding on our revolving indebtedness. The escrowed amount is being held pending final acceptance by EPA of certain studies being performed at its request on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to us once EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if EPA cancels products to which the studies pertain before the funds are distributed to us. Management believes that EPA will finally accept the studies within five years. The sale included inventory, equipment and product registrations. We retained the real estate and building at our facility in Elwood, KS, and we will operate it to manufacture products for the buyer under a transition services agreement for one year, subject to two six-month extensions.

Results of Operations

Three and Six Month Periods Ended January 31, 2012 compared with Three and Six Month Periods Ended January 31, 2011

Segment Data

Segment data is presented for our three reportable segments for the three and six month periods ended January 31, 2012 and 2011. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. We previously had four reportable segments for electronic chemicals, penta, creosote and animal health. We have re-evaluated the criteria used to determine operating segments, and we have concluded that our two wood treating product segments met the criteria of a single operating segment. As a result our reportable segments were revised to reflect a change from four to three reportable segments, electronic chemicals, wood treating chemicals and animal health. Prior year information has been reclassified to conform to the current period presentation.

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(Amounts in thousands)
Sales
Electronic Chemicals	$38,596	$36,001	$76,974	$72,794
Wood Treating Chemicals	28,380	25,807	61,541	49,967
Animal Health	2,674	3,128	4,442	4,279

Net sales	$69,650	$64,936	$142,957	$127,040

Net Sales

Net sales increased $4.7 million, or 7.3%, to $69.7 million in the second quarter of fiscal year 2012 as compared to $64.9 million for the same period of the prior year. For the six months, net sales increased $15.9 million, or 12.5%, to $143.0 million in the first six months of fiscal year 2012 as compared with $127.0 million for the same period of the prior year.

In the second quarter of fiscal year 2012, the electronic chemicals segment had net sales of $38.6 million, an increase of $2.6 million, or 7.2%, as compared to $36.0 million for the prior year period. For the six month period, the segment had net sales of $77.0 million, an increase of $4.2 million, or 5.7%, as compared to $72.8 million in the prior year. We implemented price increases in the second half of fiscal 2011 in response to increased raw material costs. We expect demand for our electronic chemicals products to improve in calendar 2012, including additional business from a new semiconductor fabrication facility that came on stream.

Net sales of wood treating chemicals increased $2.6 million, or 10.0%, to $28.4 million in the second quarter of fiscal year 2012 as compared to $25.8 million for the prior year period. For the six month period, the segment had net sales of $61.5 million, an increase of $11.6 million, or 23.2%, as compared to $50.0 million in the prior year. The increase in sales for the quarter was due to increases in price, while the increase for the six month period was attributable fairly evenly to higher volumes and increases in price. We expect to see generally flat demand in the segment through the balance of the fiscal year.

Net sales of animal health pesticides decreased by $454,000, or 14.5%, to $2.7 million in the second quarter of fiscal year 2012 as compared with $3.1 million in the prior year period. For the six month period, the segment had net sales of $4.4 million, an increase of $163,000, or 3.8%, as compared to $4.3 million in the prior year. Seasonal usage of animal health pesticides is dependent upon varying seasonal patterns, weather conditions and weather-related pressure from pests, as well as customer marketing programs and requirements. Our revenue from the animal health pesticides segment is seasonal and weighted to the third and fourth quarters of our fiscal year.

Gross Profit

Gross profit decreased by $212,000, or 1.2%, to $18.1 million in the second quarter of fiscal year 2012 from $18.3 million in the same quarter the prior year. Gross profit as a percentage of sales decreased to 25.9% in the second quarter of fiscal year 2012 from 28.1% in the second quarter of fiscal year 2011. For the six month period, we had gross profit of $37.2 million, an increase of $1.6 million, or 4.5%, as compared to $35.6 million in the prior year. Gross profit as a percentage of sales decreased for the six months to 26.0% in fiscal year 2012 from 28.0% in the prior fiscal year 2011.

The decrease in aggregate gross profit for the quarter was due to lower gross profit margins from our electronic chemicals segment and for the six month period the increase came from improved sales in our wood treating chemicals segment. As a percentage of sales, however, gross profit margins were down for the quarter and for the six months of fiscal year 2012 as compared to the prior year’s first quarter, because of a reduction in gross profit margins in both our electronic chemicals and wood treating segments, and due to the fact that a greater percentage of revenues in our wood treating chemicals segment came from our lower margin product. In our electronic chemicals segment, even though we have consolidated most production from four sites in fiscal year 2011 to two primary sites now, margins were impacted by higher cost inventory that had been produced during the plant consolidation initiative. Also during the second quarter of fiscal year 2012, we incurred a $501,000 charge for an adjustment to our electronic chemicals inventory as a result of our plant consolidation and exit from the tolling arrangements. In wood treating chemicals, we also experienced increases in raw material costs, but we also had increased sales in our lower margin creosote product line. In response to those increased raw material costs, we implemented price increases during the first half of fiscal year 2012 in all segments. The pricing action in the electronic chemicals segment and, now that our consolidation is complete, lower manufacturing costs during fiscal year 2012 should have a favorable impact on margins, most notably in the second half of the fiscal year.

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

Distribution Expenses

Distribution expenses decreased $1.3 million, or 18.4%, to $5.8 million in the second quarter of fiscal year 2012 as compared with $7.2 million in the prior year period. Distribution expenses were approximately 8.4% and 11.0% of net sales for the second quarter of fiscal years 2012 and 2011, respectively. For the six month period, we had distribution expenses of $12.0 million, a decrease of $1.4 million, or 10.4%, as compared to $13.4 million in the prior year. Distribution expense as a percentage of sales decreased for the six months to 8.4% in fiscal year 2012 from 10.5% in the prior fiscal year 2011. The improvement in distribution expenses came in electronic chemicals, where we were able to optimize our supply chain on completion of our integration effort. The decline in distribution expense as a percentage of revenue was attributable fairly evenly to efficiency improvements in the electronic chemicals business and an increase in the weighting of wood treating chemicals’ share of total revenue.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $782,000, or 12.4% to $7.1 million in the second quarter of fiscal year 2012 from $6.3 million in the same quarter of fiscal year 2011. Those expenses were 10.2% and 9.7% of sales in the second quarter of fiscal years 2012 and 2011, respectively. For the six month period, we had selling, general and administrative expenses of

$13.6 million, an increase of $1.7 million, or 14.4%, as compared to $11.9 million in the prior year. Those expenses as a percentage of sales were flat for the six months at 9.5% in fiscal year 2012 and 9.4% in the prior fiscal year 2011. For the three months ended January 31, 2012, the increase over the prior year was primarily for non-recurring environmental costs of $731,000 and for the six months ended January 31, 2012, the increase was mainly due to higher employee related costs and non-recurring environmental costs of $588,000 and $866,000, respectively. The environmental expenses were for waste disposal at our Tuscaloosa facility in connection with waste generated on installation of new dissolving equipment and from disposal of out of specification material.

Certain reclassifications of prior year amounts have been made to conform to current year presentation. During fiscal year 2011, we began classifying certain expenses as selling, general and administrative expenses which had been classified as distribution expenses in prior periods. Accordingly, for the three and six month periods ended January 31, 2011, $185,000 and $349,000, respectively, were reclassified to reflect the current year presentation.

Interest Expense

Interest expense was $556,000 in the second quarter of fiscal year 2012 as compared with $599,000 in the second quarter of fiscal year 2011. Interest expense was $1.1 million in the first six months of fiscal year 2012 as compared with $1.2 million in the first six months of fiscal year 2011. The decrease was due to lower borrowings on our loan facility in fiscal year 2012 as compared to the same period of the prior year.

Income Taxes

Our effective tax rate for continuing operations was 39.5% and 38.0% in the second quarter of fiscal years 2012 and 2011, respectively, and 39.4% and 33.5% for the first six months of fiscal years 2012 and 2011, respectively. The prior year period income tax expense was net of a discrete period adjustment of $410,000 reflecting the reversal of a portion of the valuation allowance related to a foreign subsidiary.

Discontinued Operations

Discontinued operations reflected a net loss of $262,000 and $295,000 for the three and six month periods ended January 31, 2012, and a net loss of $36,000 for the three and six month periods ended January 31, 2011. The Company incurred costs in each of the periods in connection with the dismantling of the production facility related to the agricultural chemical segment that was discontinued in fiscal year 2008. The current year periods included costs related to the accident described in note 13 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $14.5 million for the first six months of fiscal year 2012 as compared to $10.4 million for the comparable period in 2011. Net income adjusted for depreciation and amortization increased cash $9.5 million in the first six months of fiscal year 2012 as compared to $9.8 million over the same period of the prior year. Cash flows from operating activities during the current period were favorably impacted by a decrease in accounts receivable of $5.3 million primarily from normal collection patterns and from timing of sales across our segments.

Net cash used in investing activities in the first six months of fiscal 2012 was $2.7 million as compared with $3.8 million in the prior year period, all of which was for additions to property, plant and equipment in both fiscal years. In fiscal year 2012, the majority of the additions were for electronic chemicals distribution and production equipment. In fiscal year 2011, the additions were primarily for expansion at our Hollister, CA facility and for equipment at Pueblo, CO.

Net cash used in financing activities was $11.6 million in the first six months of fiscal year 2012 as compared to $7.1 million in the comparable prior year period. In the first six months of fiscal year 2012, we made principal payments of $11.3 million on the term loan indebtedness to pay it off entirely, had net borrowings on our revolving loan of $3.1 million and cleared the book overdraft outstanding at July 31, 2011 of $2.9 million. The book overdraft represented the amount in excess of the bank cash balance necessary to fund the checks that were paid but not yet cleared. In the prior year period, we had a net payment on our revolving loan of $3.0 million and principal payments on our term loan of $4.0 million. In the six month periods ended January 31, 2012 and 2011, we paid dividends of $567,000 and $452,000, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At January 31, 2012, we had $21.0 million outstanding under that revolving facility.

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

We amended the credit agreement in March 2010, and amended it again in November 2011. The November 2011 amendment of the credit facility raises the maximum amount that may be borrowed under the revolving loan facility from $50.0 million to $60.0 million, extends the maturity date of the credit agreement to December 31, 2016 and allows advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. During the first quarter of fiscal year 2012 we paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted.

Advances under the revolving loan mature December 31, 2016. They each bear interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA, as described below.

September 30,
Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Advances outstanding under the revolving loan bear interest as of February 29, 2012 at 2.24% per year (LIBOR plus 2.00%). Before the term loan facility was paid off and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. At January 31, 2012, $21.0 million was outstanding on the revolving facility. On March 2, 2012, we repaid $10.0 million of the balance on the revolving loans from proceeds received from the sale of the animal health business. After that payment, the amount outstanding on the revolving loan was $11.0 million on March 2, 2012.

The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On January 31, 2012, we were in compliance with all of our debt covenants.

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

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Generally we do not utilize derivative financial instruments or hedging transactions to manage that risk. Our exposure to interest rate risk and foreign currency risk is discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. There has been no material change in that information.

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

The information set forth in note 14 to the condensed consolidated financial statements included in Item 1 of Part I of this report is incorporated herein by reference.

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

10.49	Third Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank, National Association dated November 23, 2011, incorporated herein by this reference.

10.50	Amendment No. 3 to Note Purchase Agreement and Limited Consent dated November 23, 2011, and incorporated herein by this reference.

31.1	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: March 12, 2012
J. Neal Butler
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: March 12, 2012
John V. Sobchak
Vice President and Chief Financial Officer