Form 10-Q
period 2012-04-30
KMG CHEMICALS INC
filed 2012-06-11
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

Mark or

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

As of June 11, 2012, there were 11,389,720 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	April 30, 2012	July 31, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,194	$1,826
Accounts receivable
Trade, net of allowance of $16 at April 30, 2012 and $414 at July 31, 2011	28,840	36,410
Other	3,015	3,148
Inventories, net	39,995	41,770
Current deferred tax assets	721	726
Prepaid expenses and other	2,841	2,126

Total current assets	80,606	86,006

Property, plant and equipment, net	69,526	71,826
Restricted cash	1,000	—
Deferred tax assets	1,167	1,176
Goodwill	3,778	3,778
Intangible assets, net	15,057	19,493
Other assets, net	3,167	3,099

Total assets	$174,301	$185,378

Liabilities & stockholders’ equity
Current liabilities
Accounts payable	$26,371	$24,899
Accrued liabilities	5,763	4,980
Book overdraft	—	2,852
Income taxes payable	2,160	44
Current deferred tax liabilities	7	7
Current maturities of long-term debt	—	8,000

Total current liabilities	34,301	40,782

Long-term debt, net of current maturities	28,000	41,279
Deferred tax liabilities	6,036	5,381
Other long-term liabilities	1,359	1,406

Total liabilities	69,696	88,848

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,371,769 shares issued and outstanding at April 30, 2012 and 11,318,941 shares issued and outstanding at July 31, 2011	114	113
Additional paid-in capital	25,997	25,256
Accumulated other comprehensive loss	(2,954)	(1,233)
Retained earnings	81,448	72,394

Total stockholders’ equity	104,605	96,530

Total liabilities and stockholders’ equity	$174,301	$185,378

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net sales	$66,579	$61,899	$205,093	$184,660
Cost of sales	45,973	45,134	148,671	133,545

Gross profit	20,606	16,765	56,422	51,115

Distribution expenses	7,418	7,413	19,290	20,743
Selling, general and administrative expenses	6,320	5,211	18,390	15,861

Operating income	6,868	4,141	18,742	14,511

Other income (expense)
Interest income	—	—	1	1
Interest expense	(504)	(571)	(1,610)	(1,765)
Other, net	(48)	50	(195)	(140)

Total other expense, net	(552)	(521)	(1,804)	(1,904)

Income from continuing operations before income taxes	6,316	3,620	16,938	12,607
Provision for income taxes	(2,417)	(1,245)	(6,643)	(4,255)

Income from continuing operations	3,899	2,375	10,295	8,352

Discontinued operations:
Gain/(loss) from discontinued operations, before income taxes	182	385	(434)	334
Income tax benefit/(expense)	(116)	(153)	101	(139)

Gain/(loss) from discontinued operations	66	232	(333)	195

Net income	$3,965	$2,607	$9,962	$8,547

Earnings per share:
Basic
Income from continuing operations	$0.34	$0.21	$0.91	$0.74
Gain/(loss) from discontinued operations	0.01	0.02	(0.03)	0.01

Net income	$0.35	$0.23	$0.88	$0.75

Diluted
Income from continuing operations	$0.33	$0.21	$0.89	$0.73
Gain/(loss) from discontinued operations	0.01	0.02	(0.03)	0.01

Net income	$0.34	$0.23	$0.86	$0.74

Weighted average shares outstanding:
Basic	11,363	11,313	11,355	11,306
Diluted	11,539	11,499	11,523	11,484

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net income	$3,965	$2,607	$9,962	$8,547

Other comprehensive income/ (loss)
Foreign currency translation gain/ (loss)	44	1,869	(1,721)	3,050

Total other comprehensive income/ (loss)	44	1,869	(1,721)	3,050

Total comprehensive income	$4,009	$4,476	$8,241	$11,597

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended April 30,
	2012	2011
Cash flows from operating activities
Net income	$9,962	$8,547
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,285	5,688
Amortization of loan costs included in interest expense	107	82
Stock-based compensation expense	572	441
Bad debt recovery	—	(18)
Inventory valuation adjustment	370	(138)
(Gain)/ loss on disposal of property	(40)	131
Gain on sale of animal health business	(90)	—
Deferred income tax expense	654	546
Tax benefit from stock-based awards	(179)	(196)
Changes in operating assets and liabilities
Accounts receivable — trade	7,159	(1,128)
Accounts receivable — other	138	(676)
Inventories	(4,582)	(1,598)
Other current and noncurrent assets	(1,045)	(1,127)
Accounts payable	1,503	452
Accrued liabilities and other	849	(673)
Income taxes payable	2,268	(361)

Net cash provided by operating activities	22,931	9,972

Cash flows from investing activities
Additions to property, plant and equipment	(3,887)	(5,809)
Proceeds from sale of property	33	59
Proceeds from sale of animal health business	10,203	—
Change in restricted cash	(1,000)	189

Net cash provided by/ (used in) investing activities	5,349	(5,561)

Cash flows from financing activities
Net payments under revolving loan facility	(9,946)	(2,093)
Principal payments on borrowings on term loan	(11,333)	(6,000)
Proceeds from exercise of stock options	32	200
Tax benefit from stock-based awards	179	196
Book overdraft	(2,852)	—
Payment of dividends	(908)	(735)

Net cash used in financing activities	(24,828)	(8,432)

Effect of exchange rate changes of cash	(84)	220

Net increase/ (decrease) in cash and cash equivalents	3,368	(3,801)

Cash and cash equivalents at beginning of period	1,826	4,728

Cash and cash equivalents at end of period	$5,194	$927

Supplemental disclosures of cash flow information
Cash paid for interest	$1,485	$1,746
Cash paid for income taxes	$3,625	$3,748

See notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet as of July 31, 2011, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

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

The consolidated balance sheet as of July 31, 2011 reflected a reclassification of certain accrued taxes payable to “Accounts receivable – other” to conform to the current period presentation. The current period presentation included a net receivable reflecting the offset of the respective tax receivable and tax payable associated with the same tax jurisdiction. This reclassification had no impact on the historical consolidated statements of income or retained earnings.

During the third quarter of fiscal year 2012 the Company sold its animal health business and reported the related results of operations as discontinued operations in its condensed consolidated statements of income. Previously reported amounts for each of the prior year periods presented have been adjusted for the effects of discontinued operations (see Note 2).

The Company began classifying certain expenses as selling, general and administrative expenses in the fourth quarter of fiscal year 2011 which had previously been reported as distribution expenses. Accordingly, the three and nine months ended April 30, 2011, were reclassified to conform to the current year presentation.

2. Discontinued Operations

In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During fiscal year 2011 the Company began dismantling the related equipment at its Matamoros, Mexico facility. In connection with the dismantling of the equipment an accident occurred during the second fiscal quarter of 2012 resulting in the injury of two third-party contractors. The Company incurred costs in each of the periods reported for equipment dismantlement, and in addition, the current year periods included medical and other expenses associated with the accident. The Company reported the costs in loss from discontinued operations, before income taxes, which included $200,000 and $57,000 for the three months ended April 30, 2012 and 2011, respectively, and $580,000 and $104,000 for the nine months ended April 30, 2012 and 2011, respectively, reported as loss from discontinued operations, before income taxes.

On March 1, 2012, the Company sold its animal health business that had comprised the animal health segment to Bayer Healthcare LLC. The sale included inventory, equipment and product registrations. The Company retained the real estate and buildings at its facility in Elwood, Kansas. The Company sold the business for approximately $10.2 million, including $1.0 million in restricted cash held in escrow. The purchase price was paid in cash, subject to the escrow. The escrowed amount is to be held pending final acceptance by the United States Environmental Protection Agency (“EPA”) of certain studies being performed at the request of the EPA on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to the Company once the EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if the EPA cancels the products to which the studies pertain before the funds are distributed to the Company. Management believes that the EPA will accept the studies within five years.

The Company will continue to operate the facility in Elwood, Kansas to manufacture products for the buyer under a transition services agreement for one year, subject to two six-month extensions. The Company evaluated the transition services agreement and concluded that it did not represent significant continuing involvement or a continuation of activities by the Company in accordance with GAAP.

As of July 31, 2011 the components of assets and liabilities related to the discontinued operations of the animal health business included in the consolidated balance sheets were as follows (in thousands):

Inventories	$5,401
Prepaid commissions	65

Total current assets	5,466

Property, plant and equipment, net	191
Intangible assets, net	4,160

Total assets	$9,817

The Company recognized a gain on sale of approximately $90,000 included in gain (loss) from discontinued operations, before income taxes, in the Company’s condensed consolidated statements of income, calculated as follows (in thousands):

Cash consideration	$10,203
Less: net value of assets sold as of February 29, 2012 and transaction costs	(10,113)

Total pre-tax gain	$90

Net sales and income before income taxes on the animal health business reported in discontinued operations were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Net sales	$1,341	$3,176	$5,783	$7,455
Income before income taxes	292	442	56	438

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information for basic and diluted earnings per share for periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
Income from continuing operations	$3,899	$2,375	$10,295	$8,352
Gain (loss) from discontinued operations	66	232	(333)	195

Net income	$3,965	$2,607	$9,962	$8,547

Weighted average shares outstanding-basic	11,363	11,313	11,355	11,306
Dilutive effect of options and stock awards	176	186	168	178

Weighted average shares outstanding-diluted	11,539	11,499	11,523	11,484

Basic earnings per share
Basic earnings per share from continuing operations	$0.34	$0.21	$0.91	$0.74
Basic earnings per share on gain/(loss) from discontinued operations	0.01	0.02	(0.03)	0.01

Basic earnings per share	$0.35	$0.23	$0.88	$0.75

Diluted earnings per share
Diluted earnings per share from continuing operations	$0.33	$0.21	$0.89	$0.73
Diluted earnings per share on gain/(loss) from discontinued operations	0.01	0.02	(0.03)	0.01

Diluted earnings per share	$0.34	$0.23	$0.86	$0.74

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and nine months ended April 30, 2012, respectively, and there were no shares and less than 1,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and nine months ended April 30, 2011, respectively.

4. Inventories

Inventories are summarized in the following table (in thousands):

	April 30, 2012	July 31, 2011
Raw materials	$6,154	$7,475
Work in process	589	1,034
Supplies	1,366	1,405
Finished products	32,280	32,189
Less reserve for inventory obsolescence	(394)	(333)

Inventories, net	$39,995	$41,770

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30, 2012	July 31, 2011
Land	$9,527	$10,081
Buildings & improvements	35,968	35,795
Equipment	44,891	44,098
Leasehold improvements	143	143

	90,529	90,117
Less accumulated depreciation and amortization	(27,436)	(24,388)

	63,093	65,729
Construction-in-progress	6,433	6,097

Property, plant and equipment, net	$69,526	$71,826

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2011. The Company recognized stock-based compensation costs of approximately $333,000 and $66,000 for the three months ended April 31, 2012 and 2011, respectively, and recognized $572,000 and $440,000 for the nine months ended April 30, 2012 and 2011, respectively, which are recorded as selling, general and administrative expenses in the condensed consolidated statements of income.

As of April 30, 2012, the unrecognized compensation costs related to stock-based awards was approximately $709,000 which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the nine months ended April 30, 2012 is presented below. No options were granted in the first nine months of fiscal years 2012 or 2011.

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2011	222,000	$3.98
Granted	—	—
Exercised	(10,000)	3.21
Forfeited/expired	—	—

Outstanding on April 30, 2012	212,000	$4.02

The following table summarizes information about stock options outstanding at April 30, 2012 based on stock option awards that are fully vested (currently exercisable) and those that are expected to vest:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Fully vested and currently exercisable	182,000	$3.96	5.25	$2,417
Expected to vest	30,000	4.37	11.36	386

Total outstanding stock options	212,000	4.02	6.12	$2,803

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on April 30, 2012.

An option for 10,000 shares was exercised in the three and nine months ended April 30, 2012. The total intrinsic value of options exercised during the nine months ended April 30, 2012 and 2011 was approximately $152,000 and $546,000, respectively.

Performance Shares

On August 1, 2011, there were 209,305 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the nine months ended April 30, 2012, there were no awards vested and there were 124,311 performance-based stock awards granted. The fair value of the awards was measured on the grant dates of February 27, 2012, October 28, 2011 and October 11, 2011 using the Company’s closing stock price of $18.08, $15.30 and $14.16, respectively. Stock-based compensation expense on the awards will be recognized on a straight line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending July 31, 2014, based on the number of shares expected to vest at the end of the measurement period. As of April 30, 2012, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2012, 2011 and 2010, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)	Closing Stock Price (Fair Value) on Grant Date	Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
Fiscal Year 2012 Award
2/27/2012	Series 1	300	$18.08	07/31/2014	55%	165
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				165

10/28/2011	Series 1	15,300	$15.30	07/31/2014	55%	8,415
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				8,415

10/11/2011	Series 1	58,987	$14.16	07/31/2014	55%	32,443
10/11/2011	Series 2	39,324	$14.16	07/31/2014	0%	—

		98,311				32,443

Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	30%	18,594
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0%	—

		103,298				18,594

Fiscal Year 2010 Award
3/17/2010	Series 1	63,605	$15.55	07/31/2012	30%	19,081
3/17/2010	Series 2	42,402	$15.55	07/31/2012	0%	—

		106,007				19,081

Total		333,616				78,698

Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012, 2011 and 2010 awards, the expected percentage of vesting is based on performance through April 30, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012, 2011 and 2010 awards, the expected percentage of vesting is based on performance through April 30, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding at April 30, 2012 and August 1, 2011 was $14.98 and $15.60, respectively. The weighted-average grant date fair value of performance awards granted during the first nine months of fiscal year 2012 was $14.41.

Time Based Shares

A summary of activity for time-based stock awards for the nine months ended April 30, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested on August 1, 2011	24,939	$16.03
Granted (1)	6,632	18.03
Vested (2)	(18,773)	16.22
Forfeited	—	—

Non-vested on April 30, 2012	12,798	$15.60

(1)	Reflects shares granted to non-employee directors during the third quarter of fiscal year 2012 for the three-month service period ending February 29, 2012. The shares vested on the date of grant.
(2)

During the nine month period ended April 30, 2012 there were 19,624 shares vested. The number of shares presented here includes an adjustment of 851 shares which do not represent shares that vested during the nine months ended April 31, 2012. The adjustment was related to the fiscal year 2011 non-employee director stock grant and reflects the difference between the number of shares reported as granted and the number of shares vested over the twelve month service period of the award ended November 30, 2011. The number of shares granted was calculated based on the aggregate monetary value of the award divided by the Company’s closing stock price on the respective date of grant. The number of shares vested at the end of each of the three month service periods over the twelve month service period ending November 30, 2011 was based on the Company’s closing stock price at the end of each of the three month periods.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	April 30, 2012
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,043)	121
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(44)	73
Electronic chemicals—value of product qualifications (5 years)	5.0	1,300	(541)	759

Total intangible assets subject to amortization	8.0	$6,581	$(5,628)	953

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$15,057

	Number of Years	July 31, 2011
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(3,955)	$45
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,014)	150
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(36)	81
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(347)	953
Discontinued operations	17.6	6,529	(2,369)	4,160

Total intangible assets subject to amortization	12.8	$13,110	$(7,721)	5,389

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$19,493

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $104,000 and $227,000 for the three month periods ended April 30, 2012 and 2011, respectively, and $471,000 and $813,000 for the nine month periods ended April 30, 2012 and 2011, respectively.

8. Dividends

Dividends of approximately $341,000 ($0.03 per share) and $283,000 ($0.025 per share) were declared and paid in the third quarter of fiscal years 2012 and 2011, respectively. Dividends of approximately $908,000 ($0.08 per share) and $735,000 ($0.065 per share) were declared and paid in the first nine months of fiscal years 2012 and 2011, respectively.

9. Segment Information

The Company previously had four reportable segments — Electronic Chemicals, Penta, Creosote and Animal Health. During the first quarter of fiscal year 2012 the Company re-evaluated the criteria used to determine operating segments and concluded that Penta and Creosote met the criteria of a single operating segment. As a result, during the first quarter of fiscal year 2012, the composition of the Company’s reportable segments was revised to reflect a change combining those two reportable segments. The Company sold its animal health business on March 1, 2012, and that former segment is now reported as discontinued operations. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Sales
Electronic Chemicals	$39,422	$38,509	$116,396	$111,303
Wood Treating Chemicals	27,157	23,390	88,697	73,357

Total sales for reportable segments	$66,579	$61,899	$205,093	$184,660

Depreciation and amortization
Electronic Chemicals	$1,510	$1,435	$4,413	$4,308
Wood Treating Chemicals	111	192	384	630
Other	119	215	488	750

Total consolidated depreciation and amortization	$1,740	$1,842	$5,285	$5,688

Segment income from operations (1)
Electronic Chemicals	$3,904	$1,587	$9,088	$5,943
Wood Treating Chemicals	3,932	3,171	12,403	11,372

Total segment income from operations	$7,836	$4,758	$21,491	$17,315

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and nine months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Electronic Chemicals	$1,471	$1,057	$3,977	$2,941
Wood Treating Chemicals	1,159	845	3,165	2,420

Total corporate overhead expense allocation	$2,630	$1,902	$7,142	$5,361

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Sales
Total sales for reportable segments	$66,579	$61,899	$205,093	$184,660

Net sales	$66,579	$61,899	$205,093	$184,660

Segment income from operations
Total segment income from operations	$7,836	$4,758	$21,491	$17,315
Other corporate expense (1)	(968)	(617)	(2,749)	(2,804)

Operating income	6,868	4,141	18,742	14,511
Interest income	—	—	1	1
Interest expense	(504)	(571)	(1,610)	(1,765)
Other expense, net	(48)	50	(195)	(140)

Income from continuing operations before income taxes	$6,316	$3,620	$16,938	$12,607

(1)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the company’s operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock. The amounts presented include corporate overhead previously allocated to the animal health business. These amounts were not reallocated to the remaining segments.

10. Long-Term Obligations

The Company’s debt consisted of the following:

	April 30, 2012	July 31, 2011
	(Amounts in thousands)
Senior Secured Debt
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt
Term Loan Facility, maturing on December 31, 2012, variable interest rates based on LIBOR plus 2.00%	—	11,333
Revolving Loan Facility, maturing on December 31, 2016, variable interest rates based on LIBOR plus 2.00% (2.24% at April 30, 2012)	8,000	17,946

Total debt	28,000	49,279
Current maturities of long-term debt	—	(8,000)

Long-term debt, net of current maturities	$28,000	$41,279

To finance the acquisition of the electronic chemicals business in December 2007, the Company entered into a credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The credit agreement included a term loan facility and a revolving loan facility. The Company amended the credit agreement in March 2010 and November 2011. The November 2011 amendment of the credit facility raised the maximum amount that may be borrowed under the revolving loan facility from $50.0 million to $60.0 million, extended the maturity date of the credit agreement to December 31, 2016 and allowed advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. The Company had previously paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted. The revolving loan bears interest at a varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Advances outstanding under the revolving loan facility bear interest of 2.24% as of April 30, 2012 and June 1, 2012 (LIBOR plus 2.00%).

Before the term loan facility was paid off and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then, beginning January 2010, principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemical assets from General Chemical on March 29, 2010 was funded with available cash and borrowings on the revolving loan. During the first quarter of fiscal year 2012 the Company repaid the outstanding balance of the term loan with borrowings on the revolving loan. The Company used the proceeds received on the sale of its Animal Health business to repay $10.0 million of the balance on the revolving loan facility on March 2, 2012. The amount outstanding on the revolving loan facility at April 30, 2012 was $8.0 million.

At July 31, 2011 the Company had a book overdraft of $2.9 million, which represented the amount in excess of the bank balance that was necessary to fund checks that were paid but not yet cleared. GAAP requires that the book overdraft be classified as a current liability on the consolidated balance sheets. For purposes of reporting cash flows, the Company reports the book overdraft as a financing activity. There was no book overdraft as of April 30, 2012.

In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On April 30, 2012, the Company was in compliance with all of its debt covenants.

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The effective tax rate for continuing operations for the third quarter of fiscal years 2012 and 2011 was 38.3% and 34.4%, respectively and 39.2% and 33.8% for the nine months ended April 30 of fiscal years 2012 and 2011, respectively. Income tax expense for the prior year periods was reduced by $208,000 and $618,000 during the three and nine months ended April 30, 2011, respectively for the reversal of the valuation allowance related to a foreign subsidiary.

Earnings associated with our foreign subsidiaries are considered to be permanently reinvested, and no provision for United States federal and state income taxes on these earnings or translation has been provided.

12. Litigation and Other Contingencies

The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result no amounts have been recorded in the Company’s condensed consolidated financial statements except where noted.

A lawsuit was filed against our wholly-owned subsidiary, KMG de Mexico, relating to the title to the land on which our facility in Matamoros is located. The plaintiffs claim that their title to the land is superior to the person from whom our subsidiary bought the land. The plaintiffs are seeking to have our subsidiary’s purchase overturned, and to recover the land and certain improvements or their value. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and on April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. In June 2011 the lower court ruled against KMG de Mexico, and held that the plaintiffs had superior title to the land, but that verdict was overturned on appeal in May 2012, and the case has been returned to the trial court for further action. The Company intends to continue to vigorously defend KMG de Mexico.

When it purchased assets from Air Products, Inc. (“Air Products”) in December 2007, the Company agreed to be responsible for the applicable sales tax on the personal property that it purchased. The Colorado Department of Revenue audited the purchase, and in November 2009 issued a deficiency notice to Air Products for unpaid sales tax on the purchase of approximately $819,000, before interest and penalties. The Company assumed the defense of the matter as allowed under its indemnity of Air Products. The Company classified certain property at the Company’s Pueblo facility as real property not subject to tax, not as personal property subject to sales tax. The matter is now being reviewed internally at the Colorado Department of Revenue. If a satisfactory resolution is not reached, the dispute would be subject to arbitration. In the second quarter of fiscal year 2012, the Company recognized approximately $100,000, including taxes, penalties and interest, related to certain property that it concluded was personal property and subject to sales tax.

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

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the emission of substances into the air or waterways, and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. No accrual has been recorded as of April 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals and industrial wood treating chemicals. Our electronic chemicals are used in the manufacturing of semiconductors. Our wood treating chemicals, pentachlorophenol (“penta”) and creosote are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties.

Sale of the Animal Health Business

On March 1, 2012, we sold certain assets of our animal health business to Bayer Healthcare, LLC for a purchase price of approximately $10.2 million, including $1.0 million held in escrow. The purchase price was paid in cash, subject to the escrow, and we used the proceeds to reduce the amount outstanding on our revolving indebtedness. The escrowed amount is being held pending final acceptance by EPA of certain studies being performed at its request on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to us once the EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if the EPA cancels products to which the studies pertain before the funds are distributed to us. The sale included inventory, equipment and product registrations. We retained the real estate and building at our facility in Elwood, Kansas, and we will operate it to manufacture products for the buyer under a transition services agreement for one year, subject to two six-month extensions.

Results of Operations

Three and Nine Month Periods Ended April 30, 2012 compared with Three and Nine Month Periods Ended April 30, 2011

Segment Data

Segment data is presented for our two reportable segments for the three and nine month periods ended April 30, 2012 and 2011. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. We previously had four reportable segments for electronic chemicals, penta, creosote and animal health. During the first quarter of fiscal year 2012 we re-evaluated the criteria used to determine operating segments and concluded that our two wood treating product segments met the criteria of a single operating segment. As a result our reportable segments were revised to reflect a change combining those two reportable segments. The animal health business was sold in March 2012, and results of that former segment are included as discontinued operations. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Sales
Electronic Chemicals	$39,422	$38,509	$116,396	$111,303
Wood Treating Chemicals	27,157	23,390	88,697	73,357

Net sales	$66,579	$61,899	$205,093	$184,660

Net Sales

Net sales increased $4.7 million, or 7.6%, to $66.6 million in the third quarter of fiscal year 2012 as compared to $61.9 million for the same period of the prior year. For the nine months, net sales increased $20.4 million, or 11.1%, to $205.1 million in the first nine months of fiscal year 2012 as compared with $184.7 million for the same period of the prior year.

In the third quarter of fiscal year 2012, the electronic chemicals segment had net sales of $39.4 million, an increase of $913,000, or 2.4%, as compared to $38.5 million for the prior year period. For the nine month period, the segment had net sales of $116.4 million, an increase of $5.1 million, or 4.6%, as compared to $111.3 million in the prior year. We implemented price increases over the past twelve months in response to increased raw material costs. We expect demand for our electronic chemicals products to improve in calendar 2012, and we will have additional business from a new semiconductor fabrication facility that has come on stream.

Net sales of wood treating chemicals increased $3.8 million, or 16.1%, to $27.2 million in the third quarter of fiscal year 2012 as compared to $23.4 million for the prior year period. For the nine month period, the segment had net sales of $88.7 million, an increase of $15.3 million, or 20.9%, as compared to $73.4 million in the prior year. The increase in net sales for the quarter was due primarily to increases in price, while the increase for the nine month period was attributable almost evenly to higher volumes and increases in price. We expect to see generally flat demand in the segment through the balance of the fiscal year.

Gross Profit

Gross profit increased by $3.8 million, or 22.9%, to $20.6 million in the third quarter of fiscal year 2012 from $16.8 million in the same quarter of the prior year. Gross profit as a percentage of sales increased to 30.9% in the third quarter of fiscal year 2012 from 27.1% in the third quarter of fiscal year 2011. For the nine month period, we had gross profit of $56.4 million, an increase of $5.3 million, or 10.4%, as compared to $51.1 million in the prior year. Gross profit as a percentage of sales was flat for the nine months at 27.5% in fiscal year 2012 and 27.7% in the prior fiscal year.

The increase in aggregate gross profit for the quarter was due primarily to pricing action in the electronic chemicals segment and, now that our consolidation is complete, lower manufacturing costs.

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

Distribution Expenses

Distribution expenses were flat at $7.4 million in both the third quarter of fiscal year 2012 and in the prior year period. Distribution expenses were approximately 11.1% and 12.0% of net sales for the third quarter of fiscal years 2012 and 2011, respectively. For the nine month period, we had distribution expenses of $19.3 million, a decrease of $1.5 million, or 7.0%, as compared to $20.7 million in the prior year. Distribution expense as a percentage of sales decreased for the nine months to 9.4% in fiscal year 2012 from 11.2% in the prior fiscal year 2011. The decrease in distribution expenses was attributable to electronic chemicals, which resulted from efficiency improvements in our supply chain and the completion of our integration effort. The decline in distribution expense as a percentage of revenue was attributable fairly evenly to efficiency improvements in the electronic chemicals business and an increase in the weighting of wood treating chemicals’ share of total revenue. The electronic chemicals business comprises over 75% of our distribution expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million, or 21.3%, to $6.3 million in the third quarter of fiscal year 2012 from $5.2 million in the same quarter of fiscal year 2011. Those expenses were 9.5% and 8.4% of sales in the third quarter of fiscal years 2012 and 2011, respectively. For the nine month period, we had selling, general and administrative expenses of $18.4 million, an increase of $2.5 million, or 15.9%, as compared to $15.9 million in the prior year. Those expenses as a percentage of sales were 9.5% in fiscal year 2012 and 8.4% in fiscal year 2011 for the third quarter comparison, and were 9.0% in fiscal year 2012 and 8.6% in fiscal year 2011 for the nine month comparison. For the three months ended April 30, 2012, the increase over the prior year was due to employee related expenses and for the nine months ended April 30, 2012, the increase was mainly due to higher employee related costs and non-recurring environmental costs of $1.7 million and $1.1 million, respectively. The environmental expenses were for waste disposal at our Tuscaloosa facility in connection with waste generated on installation of new dissolving equipment, from disposal of out of specification material and from disposal of creosote waste associated with cleaning rail cars.

Interest Expense

Interest expense was $504,000 and $571,000 in the third quarter of fiscal year 2012 and 2011, respectively, and $1.6 million and $1.8 million in the first nine months of fiscal year 2012 and 2011, respectively. The decrease was due to lower borrowings on our loan facility in fiscal year 2012 as compared to the same periods of the prior year, in part because we paid off the outstanding balance of $11.3 million on our term loan under that facility in the first quarter of fiscal year 2012.

Income Taxes

Our effective tax rate for continuing operations was 38.3% and 34.4% in the third quarter of fiscal years 2012 and 2011, respectively, and 39.2% and 33.8% for the first nine months of fiscal years 2012 and 2011, respectively. The prior year period income tax expense was net of discrete period adjustments reflecting the reversal of the valuation allowance related to a foreign subsidiary of $208,000 and $618,000 during the three and nine months ended April 30, 2011, respectively.

Discontinued Operations

Discontinued operations reflected a net gain of $66,000 and $232,000 for the three month periods ended April 30, 2012 and 2011, respectively, and a net loss of $333,000 and a net gain of $195,000 for the nine month periods ended April 30, 2012 and 2011, respectively. We incurred expense in each of the periods in connection with the dismantling of the production facility related to the agricultural chemical segment that was discontinued in fiscal year 2008. The current year periods also included expense related to an accident at our Matamoros facility during the dismantlement of that facility. We recognized a pre-tax gain of approximately $90,000 on the sale of the animal health business. We also recognized a pre-tax gain on the results of operation of that business during the three months ended April 30, 2012 and 2011 of $292,000 and $442,000, respectively, and a pre-tax gain of $56,000and $438,000 for the nine month ended April 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $22.9 million for the first nine months of fiscal year 2012 as compared to $10.0 million for the comparable period in 2011. Net income adjusted for depreciation and amortization increased cash $15.2 million in the first nine months of fiscal year 2012 as compared to $14.3 million over the same period of the prior year. Cash flows from operating activities during the current period were favorably impacted by a decrease in trade accounts receivable of $7.2 million and an increase in income taxes payable of $2.3 million. The reduction in trade accounts receivable was due to normal collections activity in our electronic chemicals segment, timing of sales in our wood treating segment and lower balances related to the animal health business which was sold on March 1, 2012. The increase in income taxes payable was associated with the current year income tax accrual. Operating cash flows were unfavorably impacted by an increase in inventories of $4.6 million resulting mainly from the timing of creosote purchases.

Net cash provided by investing activities in the first nine months of fiscal 2012 was $5.3 million as compared to $5.6 million of net cash used in the prior year period. In fiscal year 2012, we received proceeds of $10.2 million from the sale of our animal health business. The additions to property, plant and equipment were $3.9 million and $5.8 million in fiscal years 2012 and 2011, respectively. In fiscal year 2012, the majority of the additions were for electronic chemicals distribution and production equipment. In fiscal year 2011, the additions were primarily for expansion at our Hollister, California facility and for equipment at Pueblo, Colorado. During the current period cash and cash equivalents were reduced by $1.0 million for cash that was restricted in connection with the escrowed amount on the animal health sale.

Net cash used in financing activities was $24.8 million in the first nine months of fiscal year 2012 as compared to $8.4 million in the comparable prior year period. In the first nine months of fiscal year 2012, we made principal payments of $11.3 million on the term loan indebtedness to pay it off entirely, had net payments on our revolving loan of $9.9 million and cleared the book overdraft outstanding at July 31, 2011 of $2.9 million. The book overdraft represented the amount in excess of the bank cash balance necessary to fund the checks that were paid but not yet cleared. In the prior year period, we had a net payment on our revolving loan of $2.1 million and principal payments on our term loan of $6.0 million. In the nine month periods ended April 30, 2012 and 2011, we paid dividends of $908,000 and $735,000, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At April 30, 2012, we had $8.0 million outstanding under that revolving facility.

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

Advances under the revolving loan facility mature December 31, 2016 and bears interest at a varying rate of LIBOR plus a margin based on our funded debt to EBITDA, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Advances outstanding under the revolving loan facility bear interest of 2.24% as of April 30, 2012 and June 1, 2012. Before the term loan facility was paid off and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. On March 2, 2012, we repaid $10.0 million of the balance on the revolving loan facility from proceeds received from the sale of the animal health business. At April 30, 2012, $8.0 million was outstanding on the revolving facility.

The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On April 30, 2012, we were in compliance with all of our debt covenants.

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

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;

•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;

•	the ability to obtain registration and re-registration of our products under applicable law;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business or instability in a region due to criminal activity; and

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

The information set forth in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this report is incorporated herein by reference.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: June 11, 2012
J. Neal Butler
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: June 11, 2012
John V. Sobchak
Vice President and Chief Financial Officer