Form 10-K
period 2012-07-31
KMG CHEMICALS INC
filed 2012-10-15
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35577

KMG CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9555 W. Sam Houston Parkway S., Suite 600

Houston, Texas 77099

(Address of principal executive offices, including zip code)

(713) 600-3800

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of each Exchange on which Registered
Common Stock, $.01 par value	The New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Title of Each Class	Name of each Exchange on which Registered

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of $18.41 on The Nasdaq Global Market as of the last business day of our most recently completed second fiscal quarter (January 31, 2012) was $144,276,000.

As of October 12, 2012, there were 11,412,400 shares of the registrant’s common stock, par value $0.01, per share outstanding.

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

PART I

ITEM 1. BUSINESS

Company Overview

We manufacture, formulate and globally distribute specialty chemicals. We grow primarily by purchasing product lines and businesses that operate in segments of the specialty chemical industry that:

•	provide an opportunity to obtain a significant share of the market segment through further acquisitions and organic growth;

•	are of a size that larger industry participants generally find too small to be attractive;

•	have niche products with well established and proven commercial uses;

•	offer products that have moved well beyond their discovery phase and require little or no on-going research and development expenditures; and

•	have significant barriers to entry.

We have acquired and currently operate businesses selling electronic chemicals and industrial wood treating chemicals. Our electronic chemicals segment provides high purity wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier of high purity wet process chemicals to the semiconductor industry in the United States, and have a significant presence in Europe. Our wood treating chemicals, pentachlorophenol, or penta, and creosote, are sold to industrial customers who use these preservatives primarily to extend the useful life of utility poles and railroad crossties. We are the only supplier of penta in North America, and we are the principal supplier of creosote in the United States to wood treaters who do not produce their own creosote. On March 1, 2012, we discontinued our animal health business, when we sold most of the assets used in that segment to Bayer Healthcare, LLC.

For the twelve months ended July 31, 2012, we generated revenues of $272.7 million and net income of $13.8 million. On July 31, 2012, we had total long-term debt, net of current maturities, of $24.0 million, cash and cash equivalents of $1.6 million and total stockholders’ equity of $106.8 million.

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

Business Segments

Electronic Chemicals. Our electronic chemicals business sells high purity wet process chemicals primarily to the semiconductor industry. High purity process chemicals are used to clean and etch silicon wafers in the production of semiconductors. The business was acquired in December 2007 from Air Products and Chemicals, Inc. (“Air Products”), and expanded with our purchase in March 2010 of the electronic chemicals business of General Chemical Performance Products LLP (“General Chemical”). Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol and various blends of chemicals. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. To accomplish that objective, we purchase chemicals as raw materials from various suppliers, some of which are further purified. We are then responsible for their purity level, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in bulk and in containers, including bottles, drums and totes. This process is largely accomplished at our Pueblo, Colorado, Hollister, California and Milan, Italy facilities, although we currently contract with General Chemical to produce certain products for us at its facility. Our electronic chemicals business accounted for 58.5% of our net sales in fiscal year 2012, 59.3% in fiscal year 2011 and 56.6% in fiscal year 2010.

Wood Treating Chemicals. We supply penta and creosote to industrial customers who use these products to extend the useful life of wood, primarily utility poles and railroad crossties. Our penta products include penta blocks, solutions and hydrochloric acid, a byproduct of penta production. Penta is used primarily to treat utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico. We sell solid penta to our customers, or make it into a liquid solution of penta concentrate at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. We sell penta products primarily in the southeastern and northwestern United States and in Canada. The hydrochloric acid we produce as a byproduct of penta production is sold in Mexico for use in the steel and oil well service industries. Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. In the last five years, production of wood crossties in North America has averaged 20.4 million ties annually. Almost all wood crossties are treated with creosote. We believe that less than 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our wood treating chemicals constituted about 41.4% of our net sales in fiscal year 2012, 40.7% in fiscal year 2011 and 43.4% in 2010.

Suppliers

In electronic chemicals we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity products to our customers. In particular, General Chemical operates their Bay Point, California facility under a manufacturing agreement with us to produce our principal source for hydrofluoric acid in North America. No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.

In our wood treating chemical segments, we depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and co-solvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell from two suppliers, Rütgers and Koppers. Our creosote supply agreements with each of them provide that we purchase an agreed minimum volume of creosote in each calendar year at a fluctuating, mutually agreed or formula-based price.

Customers

We sell our products to approximately 400 customers. One of our electronic chemicals customers, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2012, 2011 and 2010. In addition, one of our creosote customers, Stella Jones Corporation, accounted for 10% or more of our revenues in fiscal years 2012 and 2011. No other customer accounted for 10% or more of our revenue in fiscal years 2012, 2011 and 2010. The loss of Intel or Stella Jones would have a material adverse effect on sales of our electronic chemicals and creosote products businesses, respectively. Assuming that the level of overall demand for wood preserving chemicals remained the same, we do not believe that the loss of any other customer of our wood treating segment would have a material adverse effect on sales of our wood treating chemicals.

Marketing

We sell to our electronic chemicals customers through a combination of strategic account managers and account managers organized by geographic region. Our wood treating chemicals are sold in the United States through an internal sales force.

Geographical Information

Sales made to customers in the United States were 84.0% of total revenues in fiscal year 2012, 85.7% in 2011 and 83.4% in 2010. Sales made outside of the United States were primarily electronic chemicals sold in Israel and Europe. As of the end of fiscal year 2012, our property, plant and equipment were allocated, based on net book value, 76.7% in the United States, 19.7% in Italy where one of our electronic chemical facilities is located and 3.6% in Mexico where our penta manufacturing facility is located.

Competition

There are only a few firms competing with us in the sale of our products. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

In electronic chemicals in North America, we believe that we have the largest market share, and our principal competitors include Honeywell, Kanto Corporation and Avantor (formerly Mallinckrodt Baker). Internationally, we compete in Europe primarily with BASF, Honeywell and the OM Group. We believe that each has a more significant market share than we do in Europe. We do not participate materially in the market in Asia.

In our electronic chemicals business, our customers demand that each of their suppliers and each product used to make their semiconductors go through a rigorous qualification process. Once a customer has qualified one or more suppliers and their products for one of its fabrication facilities, there is often substantial reluctance to change that qualification.

The principal wood preserving chemicals for industrial users are penta, creosote and chromated copper arsenate, or CCA. We supply United States industrial users with both penta and creosote, but not CCA. We are the only manufacturer of penta in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta and that less than 10% are treated with creosote. The remaining poles are treated primarily with CCA. We provide the wood treating industry in the United States with most of its annual consumption of creosote not produced for internal use by Koppers and other creosote distillers.

Our wood treating chemicals must be registered prior to sale under United States law. See “Environmental and Safety Matters—Licenses, Permits and Product Registrations.” As a condition to registration, any company wishing to manufacture and sell these products must provide substantial scientific research and testing data regarding the chemistry and toxicology of the products to the U.S. Environmental Protection Agency (“EPA”). This data must be generated by the applicant, or the applicant must purchase access to the information from other data providers. We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors, particularly those with lesser financial resources. While we have no reason to believe that the product registration requirement will be materially modified, we cannot give any assurances as to the effect of such a discontinuation or modification on our competitive position.

Employees

As of the end of fiscal year 2012, we had a total of 331 full-time employees. At our corporate offices in Houston, Texas, we employed 47 persons. At the end of the fiscal year, we had the following number of employees at our other facilities: 82 at Pueblo, Colorado, 39 at Hollister, California, 63 at Milan, Italy, 53 at Matamoros, Mexico, 6 at Tuscaloosa, Alabama, 12 at Elwood, Kansas, and the remainder of our employees worked from home or at the Bay Point, California facility of General Chemical. Sixteen of our employees in the United States are represented by a labor union, and 31 of our employees in Mexico are represented under an annual labor agreement that was last renewed in May 2012. Our employees in Italy are included in a national agreement covering all chemical workers in the country. We believe that we have good relations with our employees.

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

United States Regulation; CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and the “Superfund” law, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as in association with the disposal facilities where wastes were sent. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we generated materials that fall within CERCLA’s definition of hazardous substances. We may be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported and for associated damages to natural resources.

Resource Conservation and Recovery Act. The Federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws, regulate the treatment, storage, disposal, remediation and transportation of wastes including those designated as “hazardous wastes.” The EPA and various state agencies have limited the disposal options for these wastes and impose numerous regulations upon the treatment, storage, disposal, remediation and transportation of those wastes. Our operations generate wastes that are subject to the RCRA and comparable state statutes. Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may be designated in the future as hazardous wastes under the RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly treatment, storage and disposal requirements. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to comply with RCRA regulations seeking administrative, civil or criminal penalties or injunctive relief, or actions seeking to compel us to abate a solid or hazardous waste situation that presents an imminent or substantial endangerment to health or the environment.

Clean Water Act. The Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes and fill materials into waters of the United States. Under the Clean Water Act, and comparable state laws, the government (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to comply with Clean Water Act requirements and enforce compliance through civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and of other pollutants. In the event of an unauthorized discharge of wastes, we may be liable for penalties and could be subject to injunctive relief.

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

Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has begun to regulate GHGs as pollutants under the CAA. By adopting rules regulating GHG emissions from motor vehicles, the EPA triggered requirements to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V permitting programs. The EPA has implemented the so-call “Tailoring Rule” requiring that the largest sources to first obtain permits for GHG emissions. There is still the possibility that federal legislation will be adopted to change the GHG permitting program put in place by the EPA, but to date, efforts at a comprehensive GHG legislative package (such as a cap and trade program) appear not to be moving forward in Congress. We may incur significant costs to control our emissions and comply with regulatory requirements associated with GHG permitting.

In addition to federal regulation, a number of states, individually and regionally, and localities also are considering or have implemented GHG regulatory programs. These potential regional and state initiatives may result in so–called cap–and–trade programs, under which overall GHG emissions are limited and GHG emissions are then allocated and sold, and possibly other regulatory requirements, that could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations or otherwise being required to control or reduce emissions. It should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations in locations vulnerable to such events.

Occupational Safety. Our operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act (OSHA) and its regulations. The OSHA hazard communication standard, the EPA’s community right-to-know regulations and similar state programs may require us to organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements.

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

Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico, Italy and other countries in which we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta and creosote are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers. Under agreements with other industry participants, we sometimes share research and testing costs pertaining to our chemical products. We incurred expenses with respect to continuing operations of approximately $802,000 in fiscal year 2012, $760,000 in fiscal year 2011 and $636,000 in fiscal year 2010 in connection with the research, testing and other expenses related to our participation in several industry task forces.

Available Information

We make available free of charge on our Internet web site www.kmgchemicals.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the United States Securities and Exchange Commission (“SEC”). Information about our members of the Board of Directors, standing committee charters, and our Code of Business Conduct are also available, free of charge, through our website.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at www.sec.gov. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our stock trades under the ticker symbol “KMG” on the New York Stock Exchange. Except for portions of our proxy statement to be filed with the SEC, no information from either the SEC’s website or our website is incorporated herein by reference.

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

Our wood treating chemicals, penta and creosote, are sold into mature markets. The principal consumers of our wood treating chemicals are industrial wood treating companies who use our products to protect wood utility poles and railroad crossties from insect damage and decay. Although these products are sold into relatively stable markets, the demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities and railroads. A significant decline in either utility pole or wood crosstie sales could have a material adverse effect on our business, financial condition and results of operations.

The industries that we compete in are subject to economic downturns.

An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at the manufacturing plants of our customers, could have a material adverse impact on the results of our electronic chemicals segment. Similarly, an economic downturn affecting utilities or major railroads could have a material adverse effect on demand for our wood treating chemicals.

A significant portion of our revenue and operating income are concentrated in a small number of customers.

We derive a significant portion of our revenues and operating income in our electronic chemicals and wood treating segments from sales of products to a small number of customers. As a result, the loss of Intel, Stella or another significant customer, or a material reduction of demand from one of those customers, could adversely affect our revenues and operating income.

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

Increases in the price of our primary raw materials may decrease our profitability and adversely affect our liquidity, cash flow, financial condition and results of operations.

The prices we pay for raw materials in our businesses have increased significantly in the last several years, and we have not always been able to pass those increases through to our customers fully and timely. In the future, we may be unable to pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross profit. Price increases for raw materials may also increase our working capital needs, which could adversely affect our liquidity and cash flow. For these reasons, we cannot assure you that raw material cost increases in our businesses would not have a material adverse effect on our financial condition and results of operations.

We are dependent on a limited number of suppliers for certain key raw materials, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of suppliers for certain key raw materials needed by our businesses, such as sulfuric, hydrofluoric and nitric acids and creosote. Those suppliers are subject to a variety of operational and commercial constraints that can adversely impact our supply. If we were to lose suppliers for such key raw materials, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.

Our profitability could be adversely affected by high petroleum prices.

The profitability of our business, depends to a degree, upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make our products, including penta solutions. High petroleum prices also affect the businesses of our customers. Our penta customers dissolve our product in petroleum to make a treating solution for utility poles. Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse effect on our results of operations. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices.

We will continue to pursue new acquisitions or joint ventures, and any such transaction could result in operating or management problems that adversely affect operating results. We remain subject to the ongoing risks of successfully integrating and managing the acquisitions and joint ventures that are completed.

The acquisitions we make expose us to the risk of integrating that acquisition. An integration effort impacts various areas of our business, including our management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.

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

Our creosote and penta product registrations are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that creosote and penta were eligible for re-registration, but the EPA proposed new restrictions on the use of those products that will require some of our customers to incur substantial additional costs and to revise certain operating procedures. The EPA also required that creosote and penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. The EPA is also reviewing the risk profile of penta under its Integrated Risk Information System database. That review will establish a toxicological profile that may prompt the EPA to reconsider its risk assessment. We cannot assure you as to when or if the EPA will issue a final decision concluding that the conditions of re-registration for our creosote and penta products have been satisfied. Even if our products are re-registered by the EPA, we cannot assure you that our products will not be subject to further data submission requirements, or subject to use or labeling restrictions, that may have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

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

We may be unable to identify liabilities associated with the properties and businesses that may be acquired or obtain protection from sellers against them.

The acquisition of properties and businesses requires assessment of a number of factors, including physical condition and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. The assessments made result from a due diligence review of the subject properties and businesses, but such a review may not reveal all existing or potential problems. We may not be able to obtain comprehensive contractual indemnities from the seller for liabilities that it created or that were created by any predecessor of the seller. We may be required to assume the risk of the physical or environmental condition of the properties and businesses in addition to the risk that the properties and businesses may not perform in accordance with expectations.

We are dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a limited number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on our business.

The business is dependent on certain critical systems, which support various aspects of our operations, from our computer network to our billing and customer service systems. The hardware supporting a large number of such systems is housed in a small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on our business. While we believe that we maintain reasonable disaster recovery programs, there can be no assurance that, despite these efforts, any disaster recovery, security and service continuity protection measures we may have or may take in the future will be sufficient.

In addition, we may be susceptible to acts of aggression on our critical operating system. “Cyber security” events such as computer viruses, electronic break-ins or other similar disruptive technological problems could also adversely affect our operations. Should such an event occur in the future, our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our computer systems and could affect our financial and operating results, causing disruptions in operations, damage of reputation, litigation, increased costs, or inaccurate information reported by our manufacturing facilities.

Weather may impact adversely our ability to conduct business.

Much of the creosote we sell is supplied from Europe, and we import that product through terminals in New Orleans, Louisiana and Savannah, Georgia. Our penta facility in Matamoros, Mexico, and several suppliers of raw materials for our electronic chemicals business are also located on or near the Gulf of Mexico. Thus, we are dependent on terminals and facilities located in coastal areas for a substantial portion of certain of the raw materials and creosote we use, the penta we make and for our electronic chemicals products. These terminals and facilities are vulnerable to hurricanes and other adverse weather conditions that have the potential to cause substantial damage and to interrupt operations. For example, in 2005 Hurricane Katrina closed our terminal in New Orleans, Louisiana temporarily and forced us to locate an interim substitute terminal. We cannot assure that adverse weather conditions will not affect our importation of creosote or the availability of penta and certain other raw materials in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations.

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

REACH, which was effective on June 1, 2007, requires chemical manufacturers and importers in the European Union to prove the safety of their products. As a result, we were required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH will be phased in over the next ten years. We will incur additional expense to cause the registration of our products under these regulations. REACH may also affect our ability to manufacture and sell certain products in the European Union.

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

Our manufacturing and distribution of chemical products involves the controlled use of hazardous materials. Our operations, therefore, are subject to various associated risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage facility leaks and similar events. Our suppliers are subject to similar risks which may adversely impact the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products or goods treated with our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have a material adverse effect on our financial performance and results of operations.

Our business success depends significantly on the reliability and sufficiency of our manufacturing facilities.

Our revenues depend significantly on the continued operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard operation or performance of equipment, power outages, explosions, fires, earthquakes, natural disasters and other unscheduled downtime. The occurrence of material operational problems, the loss or shutdown of our facilities over an extended period of time due to these or other events could have a material adverse effect on our financial performance and operating results.

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

In general, the chemical industry is cyclical and demand for our wood treating products is somewhat seasonal. Many of our products are used in industries that are cyclical in nature. Changes affecting these industries can adversely affect our revenues and margins. Seasonal usage of our chemical products follows weather conditions, as well as customer marketing programs and requirements. Weather patterns can have an impact on our sales. There can be no assurance that we will adequately address any adverse seasonal effects.

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

About half of our full-time employees who work at our facilities in Matamoros, Mexico, and Hollister, California, and about a quarter of those who work in Milan, Italy are represented under a labor agreement. In Mexico the agreement is for two years, in Italy it is for one year and at Hollister, California it expires in April 2016. We cannot assure you that a new agreement will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

We are subject to narcotics gang disruption in Mexico and to possible risk of terrorist attacks, each of which could adversely affect our business.

Our penta manufacturing facility is located in Matamoros, Mexico, an area where there has been significant violent crime involving narcotics gang warfare. Our penta operations could be disrupted or otherwise affected by narcotics gang activities in the Mexico border area where our facility is located. We are not insured against terrorist or narcotics gang attacks, and there can be no assurance that losses that could result from an attack on our facilities or personnel, railcars or tank trucks would not have a material adverse effect on our business, results of operations and financial condition. Since September 11, 2001, there has been concern that chemical manufacturing facilities and railcars carrying hazardous chemicals may be at an increased risk of terrorist attacks. Federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities and the transportation of hazardous chemicals. Our business could be adversely impacted if a terrorist incident were to occur at any chemical facility or while a railcar or tank truck was transporting chemicals.

We are subject to risks inherent in foreign operations, including changes in social, political and economic conditions.

We have facilities in the United States, Mexico, and Italy, and generate a significant portion of our sales in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in foreign currency exchange rates. At this time, the Euro is the functional currency of our operations in Italy. The Euro is currently under a great deal of stress, and it is not clear what the ultimate resolution will be of the current crisis. We are unable to predict either the actions that the governments may impose, if some countries determine to no longer use the Euros or if some countries began issuing currencies in addition to the Euro. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico and Italy and, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	January 2017

Elwood, Kansas	Manufacture and Warehouse: Contract manufacturing for animal health products	14.9 acres	Owned	N/A

Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A

Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A

Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A

Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A

Milan, Italy	Manufacture and Warehouse: Electronic Chemicals	7.3 acres	Owned	N/A

We manufacture and warehouse our electronic chemicals at our Pueblo, Colorado, Hollister, California and Milan, Italy facilities. Although we have sold our animal health products business, we manufacture and warehouse certain animal health products for Bayer under a transition services agreement at our Elwood, Kansas facility. We manufacture and warehouse penta products at our Matamoros, Mexico facility, and formulate and distribute penta solutions at our Tuscaloosa, Alabama facility. We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the lease for our corporate office is not renewed or is terminated, we can obtain other suitable facilities.

We also have two long-term bulk tank storage agreements with commercial terminal facilities where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our electronic chemicals. Our bulk storage terminals are on the Mississippi River near New Orleans at Avondale, Louisiana and near Savannah, Georgia. The terminals are used primarily for creosote imported by us from Europe. If our tank storage agreements are not renewed or are terminated, we believe we can obtain other suitable facilities.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES

Our common stock, par value $.01 per share, is traded on The New York Stock Exchange (trading symbol KMG). As of October 12, 2012, there were 11,412,400 shares of Common Stock issued and outstanding held by approximately 500 shareholders of record, and more than 300 round lot holders. We moved our listing on June 20, 2012 to the New York Stock Exchange from the Nasdaq Global Market (trading symbol KMGB). The following table represents the high and low sale prices for our common stock as reported by the New York Stock Exchange and the Nasdaq Global Market for the fourth quarter of fiscal year 2012 and by the Nasdaq Global Market during the first, second and third quarters of fiscal year 2012 and in fiscal year 2011. The table also shows quarterly dividends we declared and paid during fiscal years 2012 and 2011.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2012

First Quarter	$16.93	$11.82	$0.025	$283,000
Second Quarter	18.50	13.69	0.025	284,000
Third Quarter	19.48	17.00	0.03	341,000
Fourth Quarter	19.72	16.14	0.03	341,000

Fiscal 2011

First Quarter	$15.95	$12.80	$0.02	$226,000
Second Quarter	17.68	13.80	0.02	226,000
Third Quarter	20.69	16.83	0.025	283,000
Fourth Quarter	20.60	16.21	0.025	283,000

We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2013 of $0.03 per share, or approximately $342,000. The current quarterly dividend rate represents an annualized dividend of $0.12 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We repurchased no shares in fiscal years 2012 or 2011.

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

The following information respecting our outstanding options, warrants and rights is provided as of July 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Plan Category Equity compensation plans approved by security holders	180,000	(1)	$4.13	579,108
Equity compensation plans not approved by security holders	—		—	—

Total	180,000		$4.13	579,108

(1)	Includes unvested options to purchase 30,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2012. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2012, and the balance sheet data for the two fiscal years ended July 31, 2012, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the two fiscal years ended July 31, 2009, and the balance sheet data for the three fiscal years ended July 31, 2010, has been derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
Statement of Income Data (1)
Net sales	$272,700	$255,596	$197,997	$179,789	$142,742
Operating income	25,437	17,022	26,731	20,292	10,426
Income from continuing operations	14,315	9,418	15,177	9,889	4,988
Net income	13,825	9,729	15,330	10,215	5,375

Earnings per share from continuing operations-basic	$1.26	$0.83	$1.36	$0.89	$0.45
Income/(loss) per share from discontinued operations-basic	(0.04)	0.03	0.01	0.03	0.04

Earnings per share-basic	$1.22	$0.86	$1.37	$0.92	$0.49

Earnings per share from continuing operations-diluted	$1.24	$0.82	$1.33	$0.88	$0.45
Income/(loss) per share from discontinued operations-diluted	(0.04)	0.03	0.01	0.03	0.03

Earnings per share-diluted	$1.20	$0.85	$1.34	$0.91	$0.48

Cash Flow Data (1)
Net cash provided by operating activities	$25,249	$12,713	$14,948	$26,502	$15,668
Net cash provided by (used in) investing activities	4,043	(8,007)	(29,677)	(6,268)	(75,540)
Net cash provided by (used in) financing activities	(29,275)	(7,823)	12,616	(15,442)	46,442
Payment of dividends	1,249	1,017	894	887	877

Balance Sheet Data (1)
Total assets	$167,690	$185,378	$176,021	$143,508	$155,798
Long-term debt, net of current maturities	24,000	41,279	51,333	39,326	53,516
Total stockholders’ equity	106,767	96,530	84,778	70,977	63,687

(1)	Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions since fiscal 2008.
(2)	Certain reclassifications of prior year amounts have been made to conform to current year presentation. See Note 1 to the consolidated financial statements.

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

Introduction

We manufacture, formulate and globally distribute specialty chemicals. We operate specialty chemical businesses selling electronic chemicals and industrial wood treating chemicals. Our electronic chemicals are sold to the semiconductor industry where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood treating chemicals, penta and creosote, are used by industrial customers primarily to extend the useful life of utility poles and railroad crossties.

In fiscal year 2012, approximately 58.5% of our revenues were from electronic chemicals and 41.4% were from industrial wood preservation chemicals.

Our results of operations are impacted by various competitive and other factors including:

•	fluctuations in sales volumes;

•	raw material pricing and availability;

•	our ability to acquire and integrate new products and businesses; and

•	the difference between prices received by us for our specialty chemical products and the costs to produce those products.

Sale of the Animal Health Business

On March 1, 2012, we sold most of the assets of our animal health business to Bayer Healthcare, LLC for a purchase price of approximately $10.2 million, including $1.0 million held in escrow. The purchase price was paid in cash, subject to the escrow. We used the proceeds to reduce the amount outstanding on our revolving indebtedness. The escrowed amount is being held pending final acceptance by the EPA of certain studies being performed at its request on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to us once the EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if the EPA cancels products to which the studies pertain before the funds are distributed to us. The sale included inventory, equipment and product registrations. We retained the real estate and building at our facility in Elwood, Kansas, and we will continue to operate it to manufacture products for the buyer under a transition services agreement that expires in February, 2013, subject to two six-month extensions.

Results of Operations

Segment Data

Segment data is presented for our two segments for the three fiscal years ended July 31, 2012, 2011 and 2010. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our animal health business was sold in March 2012, and results from that former segment are included in discontinued operations. Prior year information has been reclassified to conform to the current period presentation.

	Year Ended July 31,
	2012	2011	2010
	(Amounts in thousands)
Sales:
Electronic chemicals	$159,451	$151,481	$111,990
Wood treating	113,034	104,115	86,007

Total sales for reportable segments	$272,485	$255,596	$197,997

Segment Sales

In fiscal year 2012, net sales from electronic chemicals were $159.5 million, an increase of $8.0 million, or 5.3%, over net sales of $151.5 million in fiscal year 2011. In fiscal year 2011, net sales in the electronic chemicals segment increased $39.5 million, or 35.3%, over net sales of $112.0 million in fiscal year 2010. In fiscal year 2012, the increase in net sales came from greater volume and from price increases implemented to recover higher raw material costs. In fiscal year 2011, the increase from the prior year was due the effect of our March 2010 acquisition of the electronic chemicals business of General Chemical.

Net sales of wood treating chemicals increased by $8.9 million, or 8.6%, to $113.0 million in fiscal year 2012 from $104.1 million in fiscal year 2011. Net sales of wood treating chemicals in fiscal year 2011 increased by $18.1 million, or 21.1%, from $86.0 million in fiscal year 2010. The increase in net sales of wood treating chemicals for each fiscal year was due to higher sales in both of our wood treating chemical product lines. The increase in fiscal year 2012 in wood treating products net sales came from price increases implemented to recover increased costs. The increase in fiscal year 2011 as compared with fiscal year 2010 came from a modest increase in volume to utility pole treaters and a significant increase in volume sold to crosstie treaters due to improved economic conditions. In the last five years, production of railroad crossties in North America has averaged 20.4 million ties annually.

Segment Income from Operations

Income from operations of the electronic chemicals segment was $13.4 million in fiscal year 2012, as compared to $6.2 million in fiscal year 2011 and $8.4 million in fiscal year 2010. Income from operations of electronic chemicals increased by $7.2 million, or 115.8% in fiscal year 2012, as compared to the prior year period, and decreased $2.2 million, or 25.9%, in fiscal year 2011 as compared to the prior year period.

The fiscal year 2012 improvement in income from operations in electronic chemicals was achieved despite corporate overhead allocated to the segment that was approximately $1.3 million higher than the prior year. Approximately half of the $7.2 million improvement came from improved efficiency in our supply chain operations. The balance of the improvement came from improved sales volume and, from manufacturing efficiency realized after the consolidation of manufacturing operations from the General Chemical acquisition. In fiscal year 2011, income from operations was adversely impacted by duplicative expenses associated with the integration of our March 2010 acquisition from General Chemical, and by rising raw material costs. We recognized an overall increase in net operating expenses of $10.1 million in fiscal year 2011 as compared to fiscal year 2010. That change was mainly caused by an increase of $8.3 million in freight, storage and handling expenses due to greater volume. That volume increase was primarily because we included results of operations from the General Chemical acquisition for the full fiscal year 2011. We also had approximately $970,000 of higher selling expenses from higher employee costs relative to fiscal year 2010.

In fiscal year 2012, income from operations of the wood treating segment was $15.6 million, as compared to $14.8 million in fiscal year 2011 and $23.0 million in fiscal year 2010. Income from operations for the wood treating segment increased by $856,000, or 5.8%, in fiscal year 2012, and decreased by $8.2 million, or 35.8%, in fiscal year 2011 as compared to the respective prior year period.

Income from operations in wood treating chemicals benefited in fiscal year 2012 from higher revenues, although there was a slight decline in operating margin. Overhead allocations to the segment increased by about $1.1 million over the prior year. We also had higher costs in fiscal year 2012 of $1.2 million for waste disposal attributable to the segment which were partially offset by a reduction in railcar cleaning and repair expenses of $382,000. In fiscal year 2011, over 90% of the decline in income from operations in wood treating chemicals as compared to fiscal year 2010 was because of increased costs and a lower average price on our creosote products. During the first half of fiscal 2010, we benefited from a temporary disruption in the global creosote market that dramatically lowered our costs. Normal costs returned by the end of fiscal year 2010. In the same fiscal year, we entered into a long-term contract to sell creosote to our largest customer. Although this arrangement has had the effect of increasing creosote volume substantially, margins declined from the unusually high levels experienced in fiscal year 2010 to a more normal level in fiscal 2011.

Net Sales and Gross Profit

Net Sales and Gross Profit for Fiscal Year 2012 vs. Fiscal Year 2011

Net sales increased $17.1 million, or 6.6% in fiscal year 2012 to $272.7 million from $255.6 million in fiscal year 2011. The increase came on increased sales of $8.0 million from our electronic chemicals segment and $8.9 million from our wood treating chemicals segment.

Gross profit increased in fiscal year 2012 by $9.0 million, or 13.2% to $77.1 million as compared to gross profit of $68.1 million in fiscal year 2011. Approximately half of the improvement in gross profits was due to higher revenues, and half was due to improved gross profit margins. Gross profit as a percent of sales improved in fiscal year 2012 to 28.3% of sales as compared to 26.6% of sales in fiscal year 2011 primarily due to improved margins in our electronic chemicals segment, as we were able to implement pricing increases to recapture cost increases experienced in the prior fiscal year, and because we achieved improved manufacturing efficiency upon completion of our manufacturing consolidation.

Because other companies may include certain of the costs that we record in cost of sales in distribution expenses or selling, general and administrative expenses, and may include certain of the costs that we record in distribution expenses or selling, general and administrative expenses as cost of sales, our gross profit may not be comparable to that reported by other companies.

Net Sales and Gross Profit for Fiscal Year 2011 vs. Fiscal Year 2010

Net sales increased $57.6 million, or 29.1%, in fiscal year 2011 to $255.6 million from $198.0 million in fiscal year 2010. The increase resulted from increased sales of $39.5 million from our electronic chemicals segment and $18.1 million from our wood treating chemicals segment. In electronic chemicals the increase came primarily from greater sales in North America. We acquired General Chemical’s electronic chemicals business eight months into fiscal year 2010. The increase in sales in that segment in fiscal year 2011 was primarily due to having the benefit of that acquisition for the full year. In wood treating chemicals in fiscal year 2011, the increase came entirely from improved volume in creosote product sales.

Gross profit increased in fiscal year 2011 by $1.3 million, or 2.0%, to $68.1 million as compared to gross profit of $66.7 million in fiscal year 2010. Gross profit increased primarily due to increased sales of electronic chemicals resulting from the acquisition of General Chemical’s electronic chemicals business. The increase of approximately $7.8 million in gross profit in fiscal year 2011 from the electronic chemicals segment was significantly offset by a decrease in gross profit in the wood treating segment in the fiscal year of $6.5 million due to higher costs and lower average selling prices for creosote. Gross profit as a percent of sales declined in fiscal year 2011 to 26.6% of sales as compared to 33.7% of sales in fiscal year 2010. In electronic chemicals the gross profit percentage suffered from expenses of integrating the acquisition and from rising raw material costs.

A manufacturing agreement was entered into during fiscal year 2010 with General Chemical in connection with our acquisition of their electronic chemicals business. That agreement requires us to pay all of the direct costs of manufacturing associated with the production of electronic chemicals as General Chemical’s Bay Point, California facility, and to pay a monthly fee set initially at $117,000. We incurred those costs for four months in fiscal year 2010, but as our integration progressed the monthly fee was reduced to approximately $68,000 by June 2011.

Distribution and Selling, General and Administrative Expenses

Distribution and Selling, General and Administrative for Fiscal Year 2012 vs. Fiscal Year 2011

Distribution expenses decreased to approximately $26.8 million in fiscal year 2012 from $28.8 million in fiscal year 2011, a decrease of about $2.0 million, or 7.1%. The decrease in distribution expense resulted from efficiency improvements in our electronic chemicals segment supply chain costs from the completion of the integration of the General Chemical acquisition. Distribution expense was 9.8% of net sales in fiscal year 2012 and 11.3% in the prior year. The electronic chemicals segment incurs approximately three-quarters of our distribution expense. In electronic chemicals, distribution expense was 13.2% of net sales in fiscal year 2012 as compared to 16.0% in fiscal year 2011.

Selling, general and administrative expenses increased to $24.9 million in fiscal year 2012 from $22.2 million in fiscal year 2011, an increase of $2.6 million, or 11.9%. As a percentage of net sales, those expenses were 9.1% and 8.7% in fiscal years 2012 and 2011, respectively. The increase in fiscal year 2012 over the prior year was primarily because of higher employee related costs of $1.6 million and waste disposal costs of $1.2 million for waste disposal at our Tuscaloosa facility and disposal of waste associated with cleaning rail cars in creosote service.

Distribution and Selling, General and Administrative for Fiscal Year 2011 vs. Fiscal Year 2010

Distribution expenses increased to $28.8 million in fiscal year 2011 from $19.1 million in fiscal year 2010, an increase of $9.8 million, or 51.3%. Approximately $8.3 million of the increase in distribution expense in fiscal year 2011 was from increased storage, handling and freight primarily in our electronic chemicals segment, in large part on increased volume attributable to the acquisition of the electronic chemicals business from General Chemical. Distribution expense was 11.3% of net sales in fiscal year 2011 and 9.6% in the prior year. In electronic chemicals, distribution expense was 16.0% of net sales in fiscal year 2011 as compared to 14.3% in fiscal year 2010.

Selling, general and administrative expenses increased to $22.2 million in fiscal year 2011 from $20.9 million in fiscal year 2010, an increase of $1.3 million, or 6.1%. As a percentage of sales, those expenses were 8.7% and 10.6% in fiscal years 2011 and 2010, respectively. The increase in fiscal year 2011 over the prior year was primarily for increases in employee costs of $674,000 and, permits and licenses of $345,000. Offsetting these increases, however, was a decrease of $353,000 in integration costs.

Corporate expenses that were not allocated to any segment decreased by approximately $706,000 in fiscal year 2011, as compared to the prior year period. The decrease was primarily in costs associated with our General Chemical acquisition in fiscal year 2010 which accounted for $308,000 of the decrease, and because we had lower key man life insurance expenses of $219,000, lower employee stock-based compensation expense of $219,000 and lower director’s fees and expenses of $207,000.

Interest Expense

Interest expense was $2.1 million in fiscal year 2012 and $2.3 million in fiscal year 2011 and 2010. We increased borrowings under our credit facility to complete our acquisition of the electronic chemicals business of General Chemical in March 2010, and have subsequently reduced the amount of those borrowings.

Income Taxes

We had income tax expense from continuing operations of $8.8 million, $5.1 million and $9.1 million in fiscal years 2012, 2011 and 2010, respectively. Our effective tax rate was 37.9% in fiscal year 2012, 35.0% in fiscal year 2011 and 37.5% in fiscal year 2010. In general, differences between these effective tax rates and the rate of 35.0% are primarily due to foreign and state income taxes, and the release of a valuation allowance on a deferred tax asset in fiscal year 2011.

Discontinued Operations

Discontinued operations reflected a net loss of $490,000 and income of $311,000 and $153,000 for fiscal years 2012, 2011 and 2010, respectively. The sale of our animal health business was concluded in fiscal year 2012. The pre-tax gain on that sale was $90,000. The results of operations of that business reflected a pre-tax loss of $202,000 in fiscal year 2012, and pre-tax income of $634,000 and $247,000 in fiscal years 2011 and 2010, respectively, which are included in discontinued operations. We also incurred expense in fiscal years 2012 and 2011 of $599,000 and $120,000, respectively, in connection with the dismantling of the production facility related to the agricultural chemical segment that was discontinued in fiscal year 2008. Fiscal year 2012 also included expenses related to an accident at our Matamoros facility during the dismantlement of that facility.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $25.2 million in fiscal year 2012, $12.7 million in fiscal year 2011 and $14.9 million in fiscal year 2010.

In fiscal year 2012, net income adjusted for depreciation and amortization increased cash by $20.8 million. Cash flows from operating activities were favorably impacted by a decrease in accounts receivable of $6.8 million, primarily due to lower sales of creosote during the fourth quarter of fiscal year 2012 as compared to the prior year fourth fiscal quarter, and to a lesser extent because of the sale of the animal health business and currency translation adjustments of our Italian subsidiary’s accounts receivable balance on lower currency exchange rates. Cash flows were also favorably impacted by an increase in accrued liabilities and a decrease in other receivables of $1.9 million and $2.2 million, respectively. The increase in accrued liabilities was mainly due to a higher employee incentive accrual of approximately $1.1 million, while the decrease in other receivables included a reduction in income taxes receivable applied to the current period tax payments. Cash flows from operating activities were unfavorably impacted by a decrease in our trade accounts payable and an increase in inventories of $2.8 million and $5.5 million, respectively. The decrease in accounts payable was due primarily to the timing of payments on our creosote purchases and lower freight accruals, while the increase in inventories was attributable to our creosote inventories due to the combination of higher quantities, higher average cost and material in transit at the end of the current year. We also had higher inventories in our electronic chemicals segment due to increased raw material purchases at the end of fiscal year 2012. All results reported were net of the sale of our animal health business which reduced our working capital requirements.

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

In fiscal year 2010, net income adjusted for depreciation and amortization increased cash by $22.1 million. Approximately $9.3 million of cash was used to fund an increase in trade accounts receivable, and of that increase approximately $7.6 million was associated with the acquisition of the electronic chemicals business of General Chemical and the balance was due to increased sales levels in the rest of the electronic chemicals business and year end increases in animal health receivables due to the timing of sales. Approximately $3.5 million of cash was used as creosote inventories increased due to the timing of product shipments. That decrease in cash was offset by an increase of $4.4 million in cash from increased accounts payable, of which $2.1 million was associated with the acquisition of the electronic chemicals business of General Chemical and the balance was primarily due to the increase in electronic chemicals production.

Net cash provided by investing activities was $4.0 million in fiscal year 2012 compared to cash used of $8.0 million in fiscal year 2011 and $29.7 million in fiscal year 2010. In fiscal year 2012, we made $5.2 million of additions to property, plant and equipment, approximately $4.3 million of which was for electronic chemicals production and distribution equipment. The remainder of our additions to property was capital expenditures for normal equipment and system upgrades and purchases at our different locations. We received $10.2 million of proceeds for the sale of our animal health business during fiscal year 2012. In fiscal year 2011, we made $8.3 million of additions to property, plant and equipment, approximately $1.9 million of which was in connection with our integration efforts at our Hollister, California facility. We spent approximately $4.6 million at our Pueblo facility primarily for the purchase of tank wagons, shipping containers and equipment related to our sulfuric acid business, and to a lesser extent for our integration efforts. The remainder of our additions to property was for normal capital expenditures. In fiscal year 2010, we acquired the electronic chemicals business of General Chemical using $26.8 million in net cash, which included $17.7 million of additions to property, plant and equipment and $7.6 million of inventory. In that same year we made additions to property, plant and equipment of $3.0 million, of which about $1.7 million was for the purchase of shipping containers in our electronic chemicals business, our ongoing expansion project in Hollister, California and our Bay Point, California equipment upgrades.

In fiscal year 2012, net cash used in financing activities was $29.3 million. We reduced our revolving facility by $13.9 million and paid $11.3 million to pay off our term loan. In fiscal year 2011, net cash used in financing activities was $7.8 million. We reduced our revolving facility by $2.1 million, reduced our term loan by $8.0 million and also cleared the book overdraft that had been outstanding at July 31, 2011. In fiscal year 2010, net cash provided by financing activities was $12.6 million, which included $20.0 million of net borrowings on our revolving line to fund the acquisition of the electronic chemicals business of General Chemical, and principal payments on our term loan facility of $7.0 million. We paid dividends of $1.2 million in fiscal year 2012, $1.0 million in fiscal year 2011 and $894,000 in fiscal year 2010.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At July 31, 2012, we had $4.0 million outstanding under that revolving facility. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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

We amended the credit agreement in November 2011 by raising the maximum amount that may be borrowed under the revolving loan facility to $60.0 million, extending the maturity to December 31, 2016, and allowing advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. During the first quarter of fiscal year 2012 we paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted.

Advances under the revolving loan mature December 31, 2016. The revolving loan bears interest at varying rate of LIBOR plus a margin based on our funded debt to EBITDA, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Advances outstanding under the revolving loan facility bear interest at 2.22% as of October 12, 2012 and 2.25% as of July 31, 2012. Before the term loan facility was paid off in October 2011 and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, and then beginning in January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. On March 2, 2012, we repaid the $10.0 million principal balance outstanding on the revolving loan facility from proceeds received from the sale of the animal health business. At October 12, 2012 and at July 31, 2012, $4.0 million was outstanding on the revolving facility.

The financing for the acquisition of the electronic chemicals business in December 2007 included a $20.0 million note purchase agreement we entered into with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 12, 2012 and at July 31, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use pro forma EBITDA. On July 31, 2012, we were in compliance with all of our debt covenants.

Environmental Expenditures

Our capital expenditures and operating expenses for continuing operations for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $2.2 million in fiscal year 2012, $1.7 million in fiscal year 2011 and $1.3 million in fiscal year 2010.

We expensed approximately $802,000 for testing, data submission and other costs associated with our participation in product task forces for continuing operations in fiscal year 2012, and approximately $760,000 and $636,000 in fiscal years 2011 and 2010, respectively. We estimate that we will continue to incur additional testing, data submission and other costs for continuing operations of approximately $756,000 in fiscal year 2013. Testing, data submission and other costs associated with the animal health business have been included in discontinued operations. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2012 are summarized in the following table (in thousands):

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than5 Years
Long-term debt	$24,000	$—	$24,000	$—
Estimated interest payments on debt (1)	3,508	1,527	1,981	—
Operating leases	6,131	2,294	3,549	288
Other long-term liabilities (2)	642	22	266	354
Purchase obligations (3)	266,543	86,081	165,538	14,924

Total	$300,824	$89,924	$195,334	$15,566

(1)	Estimated payments are based on interest rates as of the end of July 2012.
(2)	Post retirement benefit obligations for a supplemental executive retirement plan for one of our executives.
(3)	Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing prices.

Outlook for Fiscal Year 2013

We anticipate another record year for net sales in fiscal year 2013, and continued growth of net earnings, absent a major disruption to the global economy. Operating margins improved significantly in the second half of fiscal year 2012, upon completion of final initiatives integrating our latest electronic chemicals acquisition. Operating efficiency is expected to incrementally improve during fiscal 2013. We anticipate healthy growth in the semiconductor sector during the second half of fiscal 2013, following a seasonal softening in chip production during the second fiscal quarter. Our wood treating chemicals business experienced increased competitive pressures in the rail tie market during the second half of fiscal 2012 from alternative treating processes that adversely impacted creosote demand. Driven by strong pole demand, we have seen a notable sales increase in our more profitable penta products line. Overall, we expect the bottom line contribution of wood treating chemicals will remain fairly steady on average through fiscal 2013.

We are actively pursuing several acquisition and related opportunities in both the electronic chemicals and wood treating chemicals markets. We are encouraged by the opportunities that we have seen, and by the ones before us. In addition to growing our two existing segments, we are also actively pursuing new platform opportunities to add to our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, other than operating leases.

Recent Accounting Standards

We have considered all recently issued accounting standards updates and SEC rules and interpretive releases.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance amending the method an entity uses to test indefinite-lived assets for impairment. Under previous guidance, an entity was required to test indefinite-lived assets for impairment on at least an annual basis, in two steps. First, an entity had to compare the fair value of the asset with its carrying amount. If the fair value of the asset was less than its carrying amount, then the second step of the test had to be performed to measure the amount of the impairment loss, if any. Under the updated guidance, an entity is not required to calculate the fair value of the asset, unless it determines that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that the asset’s fair value is less than its carrying amount. Performing the two-step impairment test is unnecessary, when the asset’s fair value is determined to more likely than not be greater than its carrying amount. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim indefinite-lived assets impairment tests performed prior to July 27, 2012, if an entity’s financial statements for the most recent annual period have not yet been issued. We early adopted the updated guidance for our annual impairment test for indefinite-lived assets performed as of July 31, 2012, which did not have a material impact on our financial statements. Based on our assessment, we determined that it was not more likely than not that the fair value of our indefinite-lived intangible assets was greater than the carrying amount, and that there would be no impairment of the assets.

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

Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $16,000 and $414,000 at July 31, 2012 and 2011, respectively.

Goodwill — The carrying value of goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable, our carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead us to a determination that is more likely than not that the fair value of the applicable reporting unit was less than the carrying value as of July 31, 2012 and 2011. Accordingly, we determined that as of July 31, 2012 and 2011, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2012 and 2011.

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

Income Taxes — Deferred income taxes and liabilities are determined using the asset and liability method in accordance with accounting principles generally accepted in the United States of America. We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. A portion of the net deferred tax asset is related to net operating losses from a foreign subsidiary, which have no time expiration. As of July 31, 2012 we had no valuation allowance, as we concluded that it is more likely than not that the deferred tax asset related to the net operating losses of the foreign subsidiary will be realized based on pre-tax income realized for the last two years and projected earnings.

The Company’s subsidiary in Italy is currently under examination for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million (including interest and penalties) of additional liability, if all the adjustments are sustained. The Company is providing additional information and documentary evidence in response to the proposed adjustments, and intends to vigorously defend its tax positions. The ultimate outcome of this examination is subject to uncertainty and no amount has been recorded in the Company’s consolidated financial statements

Inventory Valuation — We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve when inventory is considered unsellable. During the fiscal years ended July 31, 2012 and 2011, we recognized inventory valuation adjustments of $371,000 and $94,000, respectively. As of July 31, 2012 and 2011, we had recorded $493,000 and $333,000, respectively of reserves for inventory obsolescence.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	the loss of primary customers;

•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;

•	availability or increases in the price of energy, our primary raw materials and active ingredients;

•	the timing of planned capital expenditures;

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

Interest Rate Sensitivity

As of July 31, 2012, our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

Our variable rate debt as of July 31, 2012 consisted of a revolving loan advanced under our credit facility with an interest rate of 2.25% (2.0% plus LIBOR), maturing on December 31, 2016. On July 31, 2012, we had $4.0 million borrowed on the revolving loan under that facility.

Based on the outstanding balance of our variable rate debt and applicable interest rate at July 31, 2012, taking into account anticipated principal payments, a 1.0% change in the interest rate as of July 31, 2012 would result in a change of approximately $19,000 in annual interest expense.

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

We recognized a foreign currency translation loss of $3.1 million in fiscal year 2012 and a gain of $2.1 million in fiscal year 2011, recorded as accumulated other comprehensive loss in the consolidated balance sheets. At July 31, 2012, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $4.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheet of KMG Chemicals, Inc. and subsidiaries (the Company) as of July 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended July 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2012, and the results of their operations and their cash flows for the year ended July 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2012 expressed an unqualified opinion on the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

October 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheet of KMG Chemicals, Inc. (the “Company”) as of July 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the KMG Chemicals, Inc. as of July 31, 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Houston, Texas

October 14, 2011

Except for Note 12, as to which the date is October 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KMG Chemicals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on KMG Chemicals, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, KMG Chemicals, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KMG Chemicals, Inc. and subsidiaries as of July 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended July 31, 2012, and our report dated October 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

October 15, 2012

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2012 AND 2011

(In thousands, except for share and per share amounts)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,633	$1,826
Accounts receivable
Trade, net of allowances of $16 at July 31, 2012 and $414 at July 31, 2011	28,933	36,410
Other	960	3,148
Inventories, net	40,661	41,770
Current deferred tax assets	1,417	726
Prepaid expenses and other	2,057	2,126

Total current assets	75,661	86,006

Property, plant and equipment, net	68,026	71,826

Deferred tax assets	1,129	1,176
Goodwill	3,778	3,778
Intangible assets, net	14,980	19,493
Restricted cash	1,000	—
Other assets, net	3,116	3,099

Total assets	$167,690	$185,378

Liabilities & stockholders’ equity
Current liabilities
Accounts payable	$21,855	$24,899
Accrued liabilities	4,595	3,921
Book overdraft	—	2,852
Current deferred tax liabilities	—	7
Current maturities of long-term debt	—	8,000
Employee incentive accrual	2,227	1,103

Total current liabilities	28,677	40,782

Long-term debt, net of current maturities	24,000	41,279
Deferred tax liabilities	7,046	5,381
Other long-term liabilities	1,200	1,406

Total liabilities	60,923	88,848

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,405,808 shares issued and outstanding at July 31, 2012 and 11,318,941 shares issued and outstanding at July 31, 2011	114	113
Additional paid-in capital	26,022	25,256
Accumulated other comprehensive loss	(4,339)	(1,233)
Retained earnings	84,970	72,394

Total stockholders’ equity	106,767	96,530

Total liabilities and stockholders’ equity	$167,690	$185,378

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2012, 2011 AND 2010

(In thousands, except per share amounts)

	2012	2011	2010
Net sales	$272,700	$255,596	$197,997

Cost of sales	195,635	187,536	131,274

Gross profit	77,065	68,060	66,723

Distribution expenses	26,770	28,821	19,054
Selling, general and administrative expenses	24,858	22,217	20,938

Operating income	25,437	17,022	26,731

Other income/(expense)
Interest income	1	1	5
Interest expense	(2,100)	(2,336)	(2,252)
Other, net	(269)	(208)	(211)

Total other expense, net	(2,368)	(2,543)	(2,458)

Income from continuing operations before income taxes	23,069	14,479	24,273

Provision for income taxes	(8,754)	(5,061)	(9,096)

Income from continuing operations	14,315	9,418	15,177

Discontinued operations
Income/(loss) from discontinued operations, before income taxes	(711)	514	247
Income tax benefit/(expense)	221	(203)	(94)

Income/(loss) from discontinued operations	(490)	311	153

Net income	$13,825	$9,729	$15,330

Earnings per share
Basic
Income from continuing operations	$1.26	$0.83	$1.36
Income/(loss) from discontinued operations	(0.04)	0.03	0.01

Net income	$1.22	$0.86	$1.37

Diluted
Income from continuing operations	$1.24	$0.82	$1.33
Income/(loss) from discontinued operations	(0.04)	0.03	0.01

Net income	$1.20	$0.85	$1.34

Weighted average shares outstanding
Basic	11,363	11,309	11,183
Diluted	11,528	11,489	11,422

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JULY 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
Net income	$13,825	$9,729	$15,330

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(3,106)	2,102	(1,871)

Total other comprehensive income/(loss)	(3,106)	2,102	(1,871)

Total comprehensive income	$10,719	$11,831	$13,459

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2012, 2011 AND 2010

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income (loss)	Retained Earnings	Stockholders’ Equity
BALANCE AT JULY 31, 2009	11,101	$111	$23,084	$(1,464)	$49,246	$70,977

Cash dividends ($0.08 per share)					(894)	(894)
Stock options/warrants exercised	61		138			138
Restricted stock issued	67	1	(1)			—
Stock-based compensation expense			768			768
Tax benefit from stock-based awards			330			330
Net income					15,330	15,330
Loss on foreign currency translation				(1,871)		(1,871)

BALANCE AT JULY 31, 2010	11,229	$112	$24,319	$(3,335)	$63,682	$84,778

Cash dividends ($0.09 per share)					(1,017)	(1,017)
Stock options/warrants exercised	50		200			200
Restricted stock issued	40	1	(1)			—
Stock-based compensation expense			542			542
Tax benefit from stock-based awards			196			196
Net income					9,729	9,729
Gain on foreign currency translation				2,102		2,102

BALANCE AT JULY 31, 2011	11,319	$113	$25,256	$(1,233)	$72,394	$96,530

Cash dividends ($0.11 per share)					(1,249)	(1,249)
Stock options/warrants exercised	37		55			55
Restricted stock issued	50	1	(1)			—
Stock-based compensation expense			714			714
Tax benefit from stock-based awards			41			41
Other			(43)			(43)
Net income					13,825	13,825
Loss on foreign currency translation				(3,106)		(3,106)

BALANCE AT JULY 31, 2012	11,406	$114	$26,022	$(4,339)	$84,970	$106,767

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2012, 2011 AND 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$13,825	$9,729	$15,330
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,018	7,354	6,711
Amortization of loan costs included in interest expense	124	109	95
Stock-based compensation expense	714	542	768
Bad debt expense	—	154	63
Inventory valuation adjustment	371	(94)	(104)
Gain on sale of animal health business	(90)	—	—
(Gain)/loss on disposal of property	99	112	(13)
Deferred income tax expense	929	2,083	1,804
Tax benefit from stock-based awards	(41)	(196)	(330)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable — trade	6,810	(5,909)	(9,293)
Accounts receivable — other	2,186	(1,370)	(1,084)
Inventories	(5,545)	(2,230)	(3,507)
Other current and non-current assets	(223)	(1,128)	(124)
Accounts payable	(2,801)	3,792	4,432
Accrued liabilities and other	1,873	(235)	200

Net cash provided by operating activities	25,249	12,713	14,948

Cash flows from investing activities
Additions to property, plant and equipment	(5,193)	(8,268)	(3,015)
Cash used in connection with General Chemical acquisition	—	—	(26,784)
Proceeds from sale of animal health business	10,203	—	—
Proceeds from sale of property	33	60	17
Change in restricted cash	(1,000)	201	105

Net cash provided by/(used in) investing activities	4,043	(8,007)	(29,677)

Cash flows from financing activities
Net borrowings/(payments) under revolving loan facility	(13,946)	(2,054)	20,000
Principal payments on borrowings on term loan	(11,333)	(8,000)	(6,958)
Proceeds from exercise of stock options and warrants	64	200	138
Tax benefit from stock-based awards	41	196	330
Book overdraft	(2,852)	2,852	—
Payment of dividends	(1,249)	(1,017)	(894)

Net cash provided by/(used in) financing activities	(29,275)	(7,823)	12,616

Effect of exchange rate changes on cash	(210)	215	(333)

Net decrease in cash and cash equivalents	(193)	(2,902)	(2,446)

Cash and cash equivalents at the beginning of year	1,826	4,728	7,174

Cash and cash equivalents at end of year	$1,633	$1,826	$4,728

Supplemental disclosures of cash flow information
Cash paid for interest	$1,896	$2,294	$2,109
Cash paid for income taxes	$5,009	$4,387	$10,427

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture, formulation and distribution of specialty chemicals in carefully focused markets through its two wholly-owned subsidiaries, KMG Electronic Chemicals, Inc. (“KMG EC”) and KMG-Bernuth, Inc. (“KMG Bernuth”).

In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry, and in the wood treating chemicals business the Company sells two industrial wood treating chemicals, pentachlorophenol (“penta”) and creosote. The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”), a subsidiary of KMG EC, in Europe and elsewhere. That business has facilities in Pueblo, Colorado, Hollister, California and Milan, Italy. The Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its penta products in the United States and Canada. The Company has two main suppliers of creosote, which it sells throughout the United States. The electronic chemicals and wood treating businesses constitute two reportable segments that the Company considers of equal importance. Although the electronic chemicals segment has net sales of 58.5% of the total net sales for reportable segments, the two segments have approximately equal income from operations. See Note 13.

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

During the third quarter of fiscal year 2012, the Company sold its animal health business and the related results of operations are reported as discontinued operations in the consolidated statements of income. Previously reported amounts for each of the prior year periods presented have been adjusted for the effects of discontinued operations. See Note 12.

Cash and Cash Equivalents — The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company reports a negative balance in its cash disbursement accounts as a current liability which is reflected as book overdraft in the consolidated balance sheets. The Company did not have a negative balance as of July 31, 2012.

Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2012 includes proceeds that were placed in escrow in connection with the sale of the animal health business. See Note 12.

Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2012 and 2011 approximated its carrying value since the debt obligations bear interest at a rate consistent with market rates.

Accounts Receivable — The Company’s accounts receivable are primarily from wood-treating customers and from electronic chemical customers worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2012 there were two customers that represented approximately 12% and 17%, respectively, of the Company’s accounts receivable, and at July 31, 2011 there was one customer that represented approximately 13% of the Company’s accounts receivable.

The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and our assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $16,000 and $414,000 at July 31, 2012 and 2011, respectively.

Inventories — Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products the Company utilizes a weighted-average cost. The Company records inventory obsolescence as a reduction in its inventory when considered unsellable.

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

The estimated useful lives of classes of assets are as follows:

Asset Class	Life (Years)
Building	15 to 30
Plant	10 to 18
Equipment	3 to 15
Leasehold improvements	remaining life of the lease

Depreciation expense was approximately $6.5 million, $6.3 million and $5.6 million in fiscal years 2012, 2011 and 2010, respectively.

Intangible Assets — Identifiable intangible assets with a defined life are amortized using the straight-line method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. If this review indicates that impairment has occurred, the Company’s carrying value of intangibles will be adjusted to fair value. Based on an assessment of qualitative factors, in accordance with GAAP, it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable assets was less than its carrying value as of July 31, 2012. Based on the impairment analysis performed as of July 31, 2012 and 2011 for intangible assets not subject to amortization, the Company concluded that an impairment charge was not necessary. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

Goodwill — The Company’s goodwill is associated with the wood treating chemicals segment. The carrying value of the Company’s goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable the Company’s carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable reporting unit was less than its carrying value as of July 31, 2012 and 2011. Accordingly, the Company determined that as of July 31, 2012 and 2011, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill of $3.8 million as of July 31, 2012 and 2011.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If a trigger event indicates a possible impairment, the determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.

Book Overdraft — At July 31, 2011, the Company had a book overdraft of $2.9 million that represented the amount in excess of the bank balance that was necessary to fund checks that were paid but not yet cleared. GAAP requires that the book overdrafts be classified as a current liability on the consolidated balance sheets. For purposes of reporting cash flows, the Company reports the book overdrafts as a financing activity. There was no book overdraft as of July 31, 2012.

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

Advertising Costs — Our policy is to expense advertising costs as they are incurred. Advertising costs were approximately $347,000, $608,000 and $465,000 in fiscal years ended July 31, 2012, 2011 and 2010, respectively. These costs were primarily related to the animal health business which is reported as discontinued operations in the consolidated statements of income. See Note 12.

Shipping and Handling Costs — Shipping and handling costs are included in cost of sales and distribution expenses. Inbound freight charges and internal transfer costs are included in cost of sales. Product storage and handling costs and the cost of distributing products to the Company’s customers are included in distribution expenses.

Income Taxes — The Company files a consolidated United States federal income tax return, and for financial reporting purposes, provides income taxes for the differences between the financial statement carrying amounts of assets and liabilities and their tax bases in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes.”

Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of stock options having exercise prices less than the average market price during the period of the common stock, using the treasury stock method.

Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transaction gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses were nominal in fiscal years 2012, 2011 and 2010.

The functional currency of the Company’s KMG Italia subsidiary is the local currency (Euro). The translation adjustment resulting from currency translation of the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from Euros into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the year. Foreign currency translation resulted in a translation adjustment of $3.1 million and $2.1 million in fiscal years 2012 and 2011, respectively, each of which are included in accumulated other comprehensive loss in the consolidated balance sheets.

Stock-Based Compensation — The Company’s stock-based compensation expense is based on the fair value of the award measured on the date of grant. For stock option awards, the grant date fair value is measured using a Black-Scholes option valuation model. For stock awards, the Company’s stock price on the date of the grant is used to measure grant date fair value. For awards of stock which are based on a fixed monetary value the grant date fair value is based on the monetary value. Stock-based compensation costs are recognized as an expense over the requisite service period of the award using the straight-line method.

Recent Accounting Standards

The Company has considered all recently issued accounting standards updates and SEC rules and interpretive releases.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance amending the method an entity uses to test indefinite-lived assets for impairment. Under previous guidance, an entity was required to test indefinite-lived assets for impairment on at least an annual basis, in two steps. First, an entity had to compare the fair value of the asset with its carrying amount. If the fair value of the asset was less than its carrying amount, then the second step of the test had to be performed to measure the amount of the impairment loss, if any. Under the updated guidance, an entity is not required to calculate the fair value of an asset, unless it determines that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that an asset’s fair value is less than its carrying amount. Performing the two-step impairment test is unnecessary, when the asset’s fair value is determined to more likely than not be greater than its carrying amount. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim indefinite-lived assets impairment tests performed prior to July 27, 2012, if an entity’s financial statements for the most recent annual period have not yet been issued. The Company early adopted the updated guidance for its annual impairment test for indefinite-lived assets performed as of July 31, 2012, which did not have a material impact on its financial statements. Based on the Company’s assessment, it was determined that it was more likely than not that the fair value of the Company’s indefinite-lived intangible assets was greater than the carrying amount based on our assessment and that there would be no impairment of the assets.

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

The following table sets forth pro forma results for the fiscal year ended July 31, 2010 had the acquisition occurred as of the beginning of the fiscal year. The pro forma results also include the effects of discontinued operations related to the animal health business which was sold in March 2012, described in Note 12. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations would have been had it completed the transaction as of the date indicated.

(Unaudited) (in thousands, except per share data)

2010
Revenues	$226,216
Operating income	28,366
Net income	16,368
Earnings per share — basic	$1.46

The Company recognized $15.7 million of net sales and a net loss of $318,000, net of income tax, and integration costs of $663,000 related to the acquired business, in its consolidated statements of income for the fiscal year ended July 31, 2010. Depreciation included in the pro forma financial information is approximately $230,000 per month for the year ended July 31, 2010.

3. INVENTORIES

Inventories are summarized as follows at July 31, 2012 and 2011 (in thousands):

	2012	2011
Raw materials and supplies	$5,846	$7,475
Work in process	896	1,034
Supplies	1,405	1,405
Finished products	33,007	32,189
Less reserve for inventory obsolescence	(493)	(333)

Inventories, net	$40,661	$41,770

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2012 and 2011 (in thousands):

	2012	2011
Land	$9,034	$10,081
Buildings and improvements	35,578	35,795
Equipment	45,924	44,098
Leasehold improvements	143	143

	90,679	90,117
Less accumulated depreciation and amortization	(28,824)	(24,388)

	61,855	65,729
Construction-in-progress	6,171	6,097

Property, plant and equipment, net	$68,026	$71,826

5. INCOME TAXES

The Company is subject to United States federal, state and foreign taxes on its operations. The geographical sources of income from continuing operations before income taxes for each of the three years ended July 31 (in thousands):

	2012	2011	2010
United States	$21,789	$13,716	$22,342
Foreign	1,280	763	1,931

Income from continuing operations before income taxes	$23,069	$14,479	$24,273

The components of income tax expense/(benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2012	2011	2010
Current:
Federal	$5,639	$1,746	$5,846
Foreign	686	513	487
State	1,071	719	959

	7,396	2,978	7,292

Deferred:
Federal	1,441	2,546	1,625
Foreign	(104)	(648)	17
State	21	185	162

	1,358	2,083	1,804

Total	$8,754	$5,061	$9,096

The Company allocated income tax benefits of $221,000 and income tax expense of $203,000 and $94,000 to discontinued operations for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2012 and 2011 (in thousands):

	2012	2011
Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$—	$67
Inventory	780	737
Accrued liabilities	460	419
Accrued bonus	710	—
Other	27	—

Total current deferred tax assets	$1,977	$1,223

Non-current deferred tax assets
Net operating loss	$411	$592
Difference in depreciable basis of property	745	701
Deferred compensation	690	553
Other	5	—

Total non-current deferred tax assets	$1,851	$1,846

Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$(560)	$(504)

Non-current deferred tax liabilities:
Difference in amortization basis of intangibles	$(2,440)	$(2,027)
Difference in depreciable basis of property	(5,328)	(4,024)

Total non-current deferred tax liabilities	(7,768)	(6,051)

Net current deferred tax asset	$1,417	$719

Net non-current deferred tax liability	$(5,917)	$(4,205)

The Company has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

The Company records provisions for uncertain tax provisions in accordance with ASC Topic 740, which clarified the accounting for income taxes by prescribing the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Based on an evaluation of tax years that remain open and subject to potential examination, the Company determined that it had no additional significant unrecognized tax benefits and no interest or penalties as of July 31, 2012, 2011 and 2010. The statute of limitations remains open for the fiscal years ended July 31, 2009 and forward for United States federal income taxes and fiscal year ended July 31, 2007 and forward for state tax jurisdictions. In Mexico, tax years subsequent to 2006, and in Italy, tax years beginning with our acquisition of the electronic chemicals business in December 2007, remain open and subject to examination.

The Company’s subsidiary in Italy is currently under examination for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million (including interest and penalties) of additional liability, if all the adjustments are sustained. The Company has provided additional information and documentary evidence in response to the proposed adjustments, and intends to vigorously defend its tax positions. Therefore, no amount has been recorded in the Company’s consolidated financial statements

The Italian subsidiary has net operating losses carried forward of approximately $1.5 million and $2.1 million as of July 31, 2012 and 2011, respectively. The net operating losses are available to offset future income indefinitely.

Undistributed earnings of the Company’s Mexico subsidiary amounted to approximately $5.6 million at July 31, 2012. Those earnings are considered to be permanently reinvested. For the years ended July 31, 2012, the Company decided to implement an annual dividend policy plan for Mexico up to its current year earnings and profits. It is the Company’s intention to continue to remain permanently invested in Mexico on its prior year cumulative undistributed earnings. In addition, the undistributed earnings of the Company’s Italian subsidiary are considered to be permanently reinvested. Accordingly, no provision for United States income taxes have been provided with respect to the undistributed earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potential withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35% to income from continuing operations before income taxes for each of the years ended July 31, 2012, 2011, and 2010, respectively (in thousands):

	2012	2011	2010
Income taxes at the federal statutory rate	$8,074	$5,068	$8,495
Effect of foreign operations	160	225	711
Change in valuation allowance	—	(627)	(882)
State income taxes, net of federal income tax effect	717	659	802
Other	(197)	(264)	(30)

Total	$8,754	$5,061	$9,096

6. INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	Number of Years
	Weighted Average	July 31, 2012
	Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,053)	111
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(46)	71
Electronic chemicals—value of product qualifications (5 years)	5.0	1,300	(606)	694

Total intangible assets subject to amortization	8.0	$6,581	$(5,705)	876

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,980

	Number of Years
	Weighted Average	July 31, 2011
	Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(3,955)	$45
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,014)	150
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(36)	81
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(347)	953
Discontinued operations	17.6	6,529	(2,369)	4,160

Total intangible assets subject to amortization	12.8	$13,110	$(7,721)	5,389

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$19,493

Intangible assets subject to amortization are amortized over their estimated useful lives which are between three and 15 years. Amortization expense was approximately $548,000, $1.0 million and $1.1 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. The estimated amortization expense is projected to be approximately $296,000, $289,000, $202,000, $29,000 and $29,000 for fiscal years 2013 through 2017, respectively.

7. LONG-TERM OBLIGATIONS

The Company’s debt as of July 31, 2012 and July 31, 2011 consisted of the following (in thousands):

	July 31, 2012	July 31, 2011
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured Debt: Term Loan Facility, maturing on December 31, 2012 (extinguished October 31, 2011)	—	11,333
Revolving Loan Facility, maturing on December 31, 2016, variable interest rates based on LIBOR plus 2.00% (2.25% at July 31, 2012)	4,000	17,946

Total debt	24,000	49,279
Current maturities of long-term debt	—	(8,000)

Long-term debt, net of current maturities	$24,000	$41,279

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

The Company amended those facilities in November 2011 to increase the amount that may be borrowed under the revolving loan facility to $60.0 million, to extend the maturity to December 31, 2016, and to allow advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. During the first quarter of fiscal year 2012, the Company paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted.

Advances under the revolving loan mature December 31, 2016. The revolving loan bears interest at varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Advances under the revolving loan bear interest at 2.25% as of July 31, 2012. Before the term loan facility was paid off in October 2011 and removed from the credit facility, the term facility required principal payments were $458,333 per month for 24 months and then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. The Company used the proceeds received on the sale of its animal health business to repay $10.0 million of the balance on the revolving loan facility on March 2, 2012. The amount outstanding on the revolving loan facility was $4.0 million at July 31, 2012.

In fiscal year 2008 the Company also entered into a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0 and a fixed charge coverage ratio of at least 1.5 to 1.0. The Company is also obligated to maintain a debt to capitalization ratio of not more than 50%. For purposes of calculating these financial covenant ratios, the Company uses a pro forma EBITDA.

Principal payments due under long-term debt agreements for the fiscal years ended July 31 are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt	$24,000	$—	$—	$20,000	$—	$4,000	$—

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2012 are summarized in the following table (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases	$6,131	$2,294	$1,864	$681	$603	$401	$288
Purchase obligations (1)	266,543	86,081	59,337	40,539	38,008	27,654	14,924

Total	$272,674	$88,375	$61,201	$41,220	$38,611	$28,055	$15,212

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.

Rent expense relating to the operating leases was approximately $2.3 million, $2.0 million and $2.0 million in fiscal years 2012, 2011 and 2010, respectively.

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

Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta and creosote are subject to registration and notification requirements under federal law (including under the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), and comparable state law) in order to sell those products in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $802,000, $760,000 and $636,000 in fiscal year 2012, 2011 and 2010, respectively. These costs are included in selling, general, and administrative expenses.

Litigation and Other Contingencies — The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result no amounts have been recorded in the Company’s consolidated financial statements except where indicated.

The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.

A lawsuit was filed against the Company’s wholly-owned subsidiary, KMG de Mexico, relating to the title to the land on which its facility in Matamoros is located. The plaintiffs claim that their title to the land is superior to the person from whom our subsidiary bought the land. The plaintiffs are seeking to have our subsidiary’s purchase overturned, and to recover the land and certain improvements or their value. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and on April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. In June 2011 the lower court ruled against KMG de Mexico, and held that the plaintiffs had superior title to the land, but that verdict was overturned on appeal in May 2012, and the case has been returned to the trial court for further action. The Company intends to continue to vigorously defend KMG de Mexico.

When the Company purchased assets from Air Products, Inc. (“Air Products”) in December 2007, the Company agreed to be responsible for the applicable sales tax on the personal property that it purchased. The Colorado Department of Revenue audited the purchase, and in November 2009 issued a deficiency notice to Air Products for unpaid sales tax on the purchase of approximately $819,000, before interest and penalties. The Company assumed the defense of the matter as allowed under its indemnity of Air Products. We classified certain property at our Pueblo facility as real property not subject to tax, rather than as personal property subject to sales tax. In fiscal year 2012, the Company recorded a reserve of approximately $372,000 in the consolidated statements of income that the Company believes is adequate for the resolution of this matter, including taxes, penalties and interest.

The Company’s subsidiary in Italy is currently under examination by the taxing authority there for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million of additional income tax (including interest and penalties), if all the adjustments are sustained. We have provided additional information in response to the proposed adjustments, and intend to vigorously defend our tax positions. The ultimate outcome of this examination is subject to uncertainty and no amount has been recorded in our consolidated financial statements.

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

9. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan covering substantially all of its U.S. employees. The Company makes matching contributions under this plan of up to 3% of the participant’s compensation. Company contributions to the plan totaled approximately $420,000, $393,000 and $313,000 in fiscal years 2012, 2011 and 2010, respectively.

In July 2001, the Company adopted a supplemental executive retirement plan. Only persons specifically designated by the Company may be participants in the plan. The plan is unfunded and amounts payable to participants are general obligations of the Company. The plan provides that a participant will be paid a supplemental retirement benefit for 10 years equal to a percentage of the participant’s three-year average base salary at normal retirement. The benefit payable to participants is reduced by the equivalent actuarial value of the Company’s other pension plan payments to the participant, if any, the Company’s 401(k) plan and one-half social security benefits. Normal retirement is the earlier of age 65 and completion of 10 years credited service or age 60 with 30 years credited service. One executive has been designated as a participant. The Company recorded approximately $54,000 $33,000 and $36,000 of expenses for fiscal years 2012, 2011 and 2010, respectively related to the plan. As of July 31, 2012, and 2011, the liability under this plan was approximately $664,000 and $610,000, respectively. Monthly payments of $5,531 are scheduled to begin effective April 2013.

10. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2012	2011	2010
	(Amounts in thousands, except per share data)
Income from continuing operations	$14,315	$9,418	$15,177
Income/(loss) from discontinued operations	(490)	311	153

Net income	$13,825	$9,729	$15,330

Weighted average shares outstanding — basic	11,363	11,309	11,183
Dilutive effect of options/warrants and stock awards	165	180	239

Weighted average shares outstanding — diluted	11,528	11,489	11,422

Basic earnings per share

Basic earnings per share from continuing operations	$1.26	$0.83	$1.36
Basic earnings per share on income/(loss) from discontinued operations	(0.04)	0.03	0.01

Basic earnings per share	$1.22	$0.86	$1.37

Diluted earnings per share

Diluted earnings per share from continuing operations	$1.24	$0.82	$1.33
Diluted earnings per share on income/(loss) from discontinued operations	(0.04)	0.03	0.01

Diluted earnings per share	$1.20	$0.85	$1.34

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There was an average of four thousand nine hundred seventy-two shares for the fiscal year ended 2012 and less than one thousand shares of potentially dilutive securities for the fiscal years ended 2011 and 2010, not included in the computation of diluted earnings per share.

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

The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 750,000 shares under the 2009 Long-Term Incentive Plan and 375,000 shares under the 2004 Long-Term Incentive Plan. Under the 2009 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals relating to more than 200,000 shares of common stock. Under the 2004 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock. At July 31, 2012 there were approximately 490,512 shares and 88,596 shares available for future grants under the 2009 Long-Term Plan and 2004 Long-Term Plan, respectively.

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

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation costs of approximately $714,000, $542,000 and $768,000, respectively, for the fiscal years ended July 31, 2012, 2011 and 2010, and the related tax benefits of $266,000, $209,000 and $292,000, respectively, for the fiscal years ended July 31, 2012, 2011 and 2010. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. For awards of stock which are granted based on a fixed monetary value the grant date fair value is based on the monetary value. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.

As of July 31, 2012, there was approximately $306,000 of unrecognized compensation costs that were related to outstanding stock awards expected to be recognized over a weighted-average period of 1.5 years.

A summary of activity for stock option and stock-awards is presented below.

Stock Options

A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2012 is presented below.

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2011.	222,000	$3.98
Granted	—	—
Exercised	(42,000)	3.32
Forfeited/Expired	—	—

Outstanding on July 31, 2012	180,000	$4.13

The following table summarizes information about stock options outstanding at July 31, 2012 that are fully vested (currently exercisable) and those that are expected to vest:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Fully vested and currently exercisable	150,000	$4.09	5.66	$2,069
Expected to vest	30,000	4.37	11.11	405

Total outstanding stock options	180,000	$4.13	6.57	$2,474

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on July 31, 2012.

No options were granted in fiscal years 2012, 2011 and 2010.

The total intrinsic value of options exercised in fiscal years 2012, 2011 and 2010 was approximately $629,000, $546,000 and $934,000, respectively. The total fair value of shares vested was $39,000, $44,000 and $44,000 for the fiscal years ended 2012, 2011 and 2010, respectively.

Performance Shares

At August 1, 2011 there were 209,305 non-vested performance shares outstanding and during fiscal year 2012 there were 124,311 performance-based stock awards granted as Series 1 and 2 awards to certain executives and employees. Those shares represented the maximum award subject to certain performance measures as described below. There were 19,081 performance shares vested during fiscal year 2012. At July 31, 2012 there were 227,609 non-vested performance shares outstanding reflecting the maximum number of shares issuable under outstanding awards. The fair value of the fiscal year 2012 award was measured on the grant dates on October 11, 2011, October 28, 2011 and February 27, 2012 using the Company’s closing stock price of $14.16, $15.30 and $18.08, respectively. Stock-based compensation on the award is recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending on July 31, 2014, based on the number of shares expected to vest at the end of the measurement period.

A summary of the performance based stock awards granted to certain executives as Series 1 and Series 2 awards in fiscal years 2012, 2011 and 2010 is detailed below.

Date of Grant	Series Award	Maximum Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Actual or Expected Percentage of Vesting (1)	Actual Shares Vested or Shares Projected to Vest (1)
Fiscal Year 2012 Award
2/27/2012	Series 1	300	$18.08	07/31/2014	20%	60
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				60

10/28/2011	Series 1	15,300	$15.30	07/31/2014	20%	3,060
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				3,060

10/11/2011	Series 1	58,987	$14.16	07/31/2014	20%	11,797
10/11/2011	Series 2	39,324	$14.16	07/31/2014	0%	—

		98,311				11,797

Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	30%	18,594
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0%	—

		103,298				18,594

Fiscal Year 2010 Award
3/17/2010	Series 1	63,605	$15.55	07/31/2012	30%	19,081
3/17/2010	Series 2	42,402	$15.55	07/31/2012	0%	—

		106,007				19,081

Total		333,616				52,592

(1)	For performance shares granted in March 2010, the above table represents the actual percentage vesting and shares vested as of the end of the measurement period ended July 31, 2012. For the other performance share grants identified in the above table, the information set forth is the expected vesting percentage and the shares projected to vest.

Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three-year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012 and 2011 awards the expected percentage of vesting is based on performance through July 31, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 1 award for fiscal year 2010, the actual vesting was determined to be 30.0% at the end of the measurement period. Performance shares that have vested are normally issued within 75 days of the end of the fiscal year.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three-year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012 and 2011 awards the expected percentage of vesting is based on performance through July 31, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 2 award for fiscal year 2010, the actual vesting was determined to be zero at the end of the measurement period.

The weighted-average grant-date fair value of performance share awards outstanding at August 1, 2011 and July 31, 2012 was $15.60 and $15.10, respectively.

The total fair value of performance shares vested during fiscal years 2012, 2011 and 2010 was approximately $297,000, $63,000 and $204,000, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the fiscal year ended July 31, 2012 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2011	24,939	$16.03
Granted (1)	13,432	17.55
Vested (2)	(32,602)	16.26
Forfeited	—	—

Non-vested on July 31, 2012	5,769	$15.65

(1)	Reflects 6,632 and 6,800 shares granted to non-employee directors on February 28, 2012 and May 23, 2012, respectively. The grants reflected service for the three month periods ended on each of the respective dates. The shares vested on the date of grant. The Company recognizes compensation expense related to the awards over the respective three month service period in accordance with GAAP.
(2)	During the fiscal year ended July 31, 2012 there were 33,453 shares vested. The number of shares presented here includes an adjustment of 851 shares which do not represent shares that vested during the fiscal year ended July 31, 2012. The adjustment was related to the fiscal year 2011 non-employee director stock grant, and reflects the difference between the number of shares reported as granted and the number of shares vested over the twelve month service period of the award ended November 30, 2011. The number of shares granted was calculated based on the aggregate monetary value of the award divided by the Company’s closing stock price on the respective date of grant. The number of shares vested at the end of each of the three month service periods over the twelve month service period ending November 30, 2011 was based on the Company’s closing stock price at the end of each of the three month periods.

The total fair value of shares vested during the fiscal year ended 2012, 2011 and 2010 was approximately $545,000, $374,000 and $370,000, respectively.

12. DISCONTINUED OPERATIONS

In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. During fiscal year 2011, the Company began dismantling the related equipment at its Matamoros, Mexico facility. In fiscal year 2012, two employees of the contractor hired to do the dismantling work were injured. The Company incurred costs in fiscal years 2012 and 2011 for equipment dismantlement, and in addition, the current year period included medical and other expenses associated with the accident. No dismantling expense was incurred in fiscal year 2010. The Company reported the costs in income (loss) from discontinued operations, before income taxes, which included $599,000 and $120,000 for the fiscal years ended July 31, 2012 and 2011, respectively.

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

The Company recognized a gain on sale of approximately $90,000 included in income (loss) from discontinued operations, before income taxes, in the Company’s consolidated statements of income, calculated as follows in thousands.

Cash consideration	$10,203
Less: net book value of assets sold as of February 29, 2012 and transaction costs	(10,113)

Total pre-tax gain	$90

Animal health net sales and income before income tax reported in discontinued operations were as follows for the fiscal year ended July 31:

	2012	2011	2010
	(Amounts in thousands)
Revenue	$5,643	$10,760	$10,631
Income (loss) before income taxes	(202)	634	247

13. SEGMENT INFORMATION

The Company previously had four reportable segments for electronic chemicals, penta, creosote and animal health. During the first quarter of fiscal year 2012, the Company re-evaluated the criteria used to determine operating segments and concluded that its two wood treating product lines met the criteria of a single operating segment. As a result, during the first quarter of fiscal year 2012, the composition of the Company’s reportable segments was revised to reflect a change combining those two reportable segments. The Company sold its animal health business on March 1, 2012, and results of that former segment are now reported as discontinued operations. As a result, as of July 31, 2012 the Company has two reportable segments – electronic chemicals and wood treating. Prior year information has been reclassified to conform to the current period presentation.

	2012	2011	2010
	(Amounts in thousands)
Sales
Electronic chemicals	$159,451	$151,481	$111,990
Wood treating	113,034	104,115	86,007

Total sales for reportable segments	$272,485	$255,596	$197,997

Depreciation and amortization
Electronic chemicals	$5,933	$5,607	$4,784
Wood treating	504	814	894
Discontinued operations	342	664	766
Other — general corporate	239	269	267

Total consolidated depreciation and amortization	$7,018	$7,354	$6,711

Segment income from operations (1)
Electronic chemicals	$13,392	$6,205	$8,379
Wood treating	15,622	14,766	23,007

Total segment income from operations	$29,014	$20,971	$31,386

Capital expenditures
Electronic chemicals	$4,493	$7,359	$29,066
Wood treating	393	354	482
Discontinued operations	—	17	64
Included in acquisition	—	—	(26,784)
Other — general corporate	307	538	187

Total capital expenditures	$5,193	$8,268	$3,015

Total assets
Electronic chemicals	$111,144	$114,929
Wood treating	44,880	45,917

Total assets for reportable segments	$156,024	$160,846

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income for the fiscal year ended July 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(Amounts in thousands)
Electronic chemicals	$5,354	$4,066	$4,065
Wood treating	4,406	3,337	3,122

Total corporate overhead expense allocation	$9,760	$7,403	$7,187

For fiscal year 2012 one customer in our electronic chemicals segment represented approximately 19% of the Company’s net sales, and one customer in our wood treating segment represented approximately 12% of the Company’s net sales. For fiscal years 2011 one customer in our electronic chemicals segment represented approximately 16% of the Company’s net sales and one customer in our wood treating segment represented approximately 12% of the Company’s net sales. For fiscal year 2010 sales to one customer in our electronic chemicals segment represented approximately 18% of the Company’s net sales. No other customers accounted for 10% or more of the Company’s net sales.

A reconciliation of total segment to consolidated amounts for fiscal years 2012, 2011 and 2010 is set forth in the table below.

	2012	2011	2010
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$156,024	$160,846
Total assets for discontinued operations (1)	467	10,461
Other current assets	3,627	7,529
Other assets	7,572	6,542

Total assets	$167,690	$185,378

Sales:
Total sales for reportable segments	$272,485	$255,596	$197,997
Other (2)	215	—	—

Net sales	$272,700	$255,596	$197,997

Segment income from operations:
Total segment income from operations(3)	$29,014	$20,971	$31,386
Other corporate expense(3)	(3,577)	(3,949)	(4,655)

Operating income	25,437	17,022	26,731
Interest income	1	1	5
Interest expense	(2,100)	(2,336)	(2,252)
Other expense, net	(269)	(208)	(211)

Income from continuing operations before income taxes	$23,069	$14,479	$24,273

Geographic Data

	2012	2011	2010
	(Amounts in thousands)
Net sales:
United States	$229,140	$218,961	$165,217
International	43,560	36,635	32,780

Net sales	$272,700	$255,596	$197,997

Property, plant and equipment, net:
United States	$52,178	$53,039
International	15,848	18,787

Property, plant and equipment, net	$68,026	$71,826

(1)	Includes approximately $467,000 and $644,000 of deferred tax assets as of July 31, 2012 and 2011, respectively. For fiscal year ended 2011 the remainder of assets was related to the animal health business sold in March 2012.
(2)	Reflects fees from the transition services agreement in connection with the sale of the animal health business. See Note 12.
(3)	Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public entity such as board compensation, audit expense and fees related to the listing of our stock. The amounts presented include corporate overhead previously allocated to the animal health business. These amounts were not reallocated to the remaining segments.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the fiscal years ended July 31, 2012 and 2011 exclude the effect of discontinued operations, except for net income amounts. See note 12 for further detail on discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2012

Net sales	$71,539	$66,975	$66,579	$67,607
Gross profit	18,675	17,141	20,606	20,643
Operating income	6,991	4,883	6,868	6,695
Income from continuing operations before income taxes	6,366	4,256	6,316	6,131
Net income	3,535	2,462	3,965	3,863

Earnings Per share:

Income per share from continuing operations
- basic	$0.34	$0.22	$0.34	$0.35
- diluted	0.34	0.22	0.33	0.34
Net income per share
- basic	0.31	0.22	0.35	0.34
- diluted	0.31	0.21	0.34	0.33

Year Ended July 31, 2011

Net sales	$60,953	$61,808	$61,899	$70,936
Gross profit	17,054	17,296	16,765	16,945
Operating income	5,846	4,524	4,141	2,511
Income from continuing operations before income taxes	5,303	3,685	3,620	1,871
Net income	3,516	2,424	2,607	1,182

Earnings Per share:

Income per share from continuing operations
- basic	$0.33	$0.20	$0.21	$0.09
- diluted	0.33	0.20	0.21	0.09
Net income per share
- basic	0.31	0.21	0.23	0.10
- diluted	0.31	0.21	0.23	0.10

Earnings per share amounts are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2012.

Management’s assertion about the effectiveness of our internal control over financial reporting as of July 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fiscal quarter ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The financial statements and financial statement schedules filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.

(b)	The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.2	Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.3	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.1†	Creosote Supply Agreement dated November 1, 1998 between Rütgers and the company filed as Exhibit 10.20 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.2*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.3*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.4*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.5*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.6*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.7*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

10.8*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.9*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.10†	Sales Agreement with Koppers, Inc. dated May 8, 2007, filed as Exhibit 10.34 to the company’s report on Form 10-Q filed June 5, 2007.

10.11	Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 initially filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, and re-filed on March 12, 2010 to the company’s report on Form 10-Q, and incorporated herein by this reference.

10.12	Note Purchase Agreement with The Prudential Insurance Company of America dated December 31, 2007 filed as Exhibit 10.40 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.13†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the company’s report on Form 10-Q filed March 17, 2008, and incorporated herein.

10.14*	Executive Severance Plan, dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the company’s report on Form 8-K filed October 13, 2008, and incorporated herein by this reference.

10.15	First Amendment to Amended and Restated Credit Agreement and Amended Pledge Agreement with Wachovia Bank, National Association dated effective January 30, 2009 filed as Exhibit 10.43, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.16	Amendment No. 1 to Note Purchase Agreement with The Prudential Insurance Company of America dated effective January 30, 2009 filed as Exhibit 10.44, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.17†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

10.18*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the company’s report on Form 10-K filed October 14, 2009 and incorporated herein by this reference.

10.19	Second Amendment to Amended and Restated Credit Agreement with Wachovia Bank, National Association dated March 18, 2010 filed as Exhibit 10.47, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.20	Amendment No. 2 to Note Purchase Agreement and Limited Consent with The Prudential Insurance Company of America dated March 18, 2010 filed as Exhibit 10.48, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.21	Third Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 23, 2011 filed as Exhibit 10.49, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

10.22	Amendment No. 3 to Note Purchase Agreement and limited consent with The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 32, 2011 filed as Exhibit 10.50, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

21.1	Subsidiaries of the company.

23.1	Consent of KPMG LLP.

23.2	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

(c)	Schedule II-Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

KMG Chemicals, Inc.

Schedule II — Valuation and Qualifying Accounts

Fiscal years ended July 31, 2012, 2011 and 2010

Description	Balance at beginning of period	Charged to costs and expenses	Additions/ Deductions	Balance at end of period
Year ended July 31, 2012:
Allowance for doubtful accounts	$414,000	$—	$(398,000)	$16,000
Inventory obsolescence	333,000	272,000	(112,000)	493,000
Valuation allowance on deferred tax assets	—	—	—	—

Year ended July 31, 2011:
Allowance for doubtful accounts	$260,000	$154,000	$—	$414,000
Inventory obsolescence	418,000	(34,000)	(51,000)	333,000
Valuation allowance on deferred tax assets	627,000	(627,000)	—	—

Year ended July 31, 2010:
Allowance for doubtful accounts	$595,000	$63,000	$(398,000)	$260,000
Inventory obsolescence	395,000	171,000	(148,000)	418,000
Valuation allowance on deferred tax assets	1,509,000	(882,000)	—	627,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ J. Neal Butler	Date: October 15, 2012
J. Neal Butler, President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 15, 2012
John V. Sobchak, Vice President and Chief Financial Officer

By:	/s/ Jack M. North	Date: October 15, 2012
Jack M. North, Controller and Chief Accounting Officer

By:	/s/ David L. Hatcher	Date: October 15, 2012
David L. Hatcher, Director and Chairman of the Board

By:	/s/ Gerald G. Ermentrout	Date: October 15, 2012
Gerald G. Ermentrout, Director

By:	/s/ Christopher T. Fraser	Date: October 15, 2012
Christopher T. Fraser, Director

By:	/s/ George W. Gilman	Date: October 15, 2012
George W. Gilman, Director

By:	/s/ John C. Hunter, III	Date: October 15, 2012
John C. Hunter, III, Director

By:	/s/ Fred C. Leonard	Date: October 15, 2012
Fred C. Leonard III, Director

By:	/s/ Stephen A. Thorington	Date: October 15, 2012
Stephen A. Thorington, Director

By:	/s/ Karen A. Twitchell	Date: October 15, 2012
Karen A. Twitchell, Director

By:	/s/ Richard L. Urbanowski	Date: October 15, 2012
Richard L. Urbanowski, Director