Form 10-K/A
period 2012-07-31
KMG CHEMICALS INC
filed 2012-11-09
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to KMG Chemicals, Inc.’s Annual Report on Form 10-K for the period ended July 31, 2012, filed with the Securities and Exchange Commission dated October 15, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-K as allowed by the 30-day grace period of the first period in which financial statement detail tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed, and does not otherwise reflect events occurring after the original filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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

All exhibits other than Exhibit 101 were previously filed or furnished, as applicable, as an exhibit to the periodic or other reports of KMG Chemicals, Inc. including its Annual Report on Form 10-K (File No. 001-35577) filed with the SEC, and are incorporated in this report.

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.2	Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.3	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.1†	Creosote Supply Agreement dated November 1, 1998 between Rütgers and the company filed as Exhibit 10.20 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.2*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.3*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.4*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.5*	Employment Agreement with J. Neal Butler dated March 8, 2004 filed as Exhibit 10.18 to the company’s 2004 report on Form 10-K filed October 15, 2004, and incorporated herein by reference.

10.6*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.7*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

10.8*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.9*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.10†	Sales Agreement with Koppers, Inc. dated May 8, 2007, filed as Exhibit 10.34 to the company’s report on Form 10-Q filed June 5, 2007.

10.11	Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 initially filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, and re-filed on March 12, 2010 to the company’s report on Form 10-Q, and incorporated herein by this reference.

10.12	Note Purchase Agreement with The Prudential Insurance Company of America dated December 31, 2007 filed as Exhibit 10.40 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.13†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the company’s report on Form 10-Q filed March 17, 2008, and incorporated herein.

10.14*	Executive Severance Plan, dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the company’s report on Form 8-K filed October 13, 2008, and incorporated herein by this reference.

10.15	First Amendment to Amended and Restated Credit Agreement and Amended Pledge Agreement with Wachovia Bank, National Association dated effective January 30, 2009 filed as Exhibit 10.43, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.16	Amendment No. 1 to Note Purchase Agreement with The Prudential Insurance Company of America dated effective January 30, 2009 filed as Exhibit 10.44, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.17†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

10.18*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the company’s report on Form 10-K filed October 14, 2009 and incorporated herein by this reference.

10.19	Second Amendment to Amended and Restated Credit Agreement with Wachovia Bank, National Association dated March 18, 2010 filed as Exhibit 10.47, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.20	Amendment No. 2 to Note Purchase Agreement and Limited Consent with The Prudential Insurance Company of America dated March 18, 2010 filed as Exhibit 10.48, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.21	Third Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 23, 2011 filed as Exhibit 10.49, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

10.22	Amendment No. 3 to Note Purchase Agreement and limited consent with The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 32, 2011 filed as Exhibit 10.50, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

21.1	Subsidiaries of the company.

23.1	Consent of KPMG LLP.

23.2	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Schema Document

101.CAL^	XBRL Calculation Linkbase Document

101.DEF^	XBRL Definition Linkbase Document

101.LAB^	XBRL Label Linkbase Document

101.PRE^	XBRL Presentation Linkbase Document

^	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ J. Neal Butler	Date: November 9, 2012
J. Neal Butler, President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: November 9, 2012
John V. Sobchak, Vice President and Chief Financial Officer

By:	/s/ Jack M. North	Date: November 9, 2012
Jack M. North, Controller and Chief Accounting Officer

By:	/s/ David L. Hatcher	Date: November 9, 2012
David L. Hatcher, Director and Chairman of the Board

By:	/s/ Gerald G. Ermentrout	Date: November 9, 2012
Gerald G. Ermentrout, Director

By:	/s/ Christopher T. Fraser	Date: November 9, 2012
Christopher T. Fraser, Director

By:	/s/ George W. Gilman	Date: November 9, 2012
George W. Gilman, Director

By:	/s/ John C. Hunter, III	Date: November 9, 2012
John C. Hunter, III, Director

By:	/s/ Fred C. Leonard	Date: November 9, 2012
Fred C. Leonard III, Director

By:	/s/ Stephen A. Thorington	Date: November 9, 2012
Stephen A. Thorington, Director

By:	/s/ Karen A. Twitchell	Date: November 9, 2012
Karen A. Twitchell, Director

By:	/s/ Richard L. Urbanowski	Date: November 9, 2012
Richard L. Urbanowski, Director

4