Form 10-Q
period 2012-10-31
KMG CHEMICALS INC
filed 2012-12-10
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 7, 2012, there were 11,498,872 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	October 31, 2012	July 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,180	$1,633
Accounts receivable
Trade, net of allowances of $89 at October 31, 2012 and $16 at July 31, 2012	26,344	28,933
Other	1,280	960
Inventories, net	46,129	40,661
Current deferred tax assets	1,424	1,417
Prepaid expenses and other	1,595	2,057

Total current assets	80,952	75,661

Property, plant and equipment, net	68,629	68,026

Deferred tax assets	1,154	1,129
Goodwill	3,778	3,778
Intangible assets, net	14,903	14,980
Restricted cash	1,000	1,000
Other assets, net	3,268	3,116

Total assets	$173,684	$167,690

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,953	$21,855
Accrued liabilities	4,374	4,303
Employee incentive accrual	839	2,227
Income taxes payable	2,647	292

Total current liabilities	31,813	28,677

Long-term debt, net of current maturities	22,000	24,000
Deferred tax liabilities	6,825	7,046
Other long-term liabilities	1,227	1,200

Total liabilities	61,865	60,923

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,412,400 shares issued and outstanding at October 31, 2012 and 11,405,808 shares issued and outstanding at July 31, 2012	114	114
Additional paid-in capital	26,203	26,022
Accumulated other comprehensive loss	(3,267)	(4,339)
Retained earnings	88,769	84,970

Total stockholders’ equity	111,819	106,767

Total liabilities and stockholders’ equity	$173,684	$167,690

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended October 31,
	2012	2011
Net sales	$65,336	$71,539

Cost of sales	45,248	52,864

Gross profit	20,088	18,675

Distribution expenses	7,053	6,070
Selling, general and administrative expenses	5,931	5,614

Operating income	7,104	6,991

Other income/(expense)
Interest expense, net	(411)	(550)
Other, net	(50)	(75)

Total other expense, net	(461)	(625)

Income from continuing operations before income taxes	6,643	6,366
Provision for income taxes	(2,435)	(2,505)

Income from continuing operations	4,208	3,861

Discontinued operations:
Loss from discontinued operations, before income taxes	(102)	(526)
Income tax benefit	36	200

Loss from discontinued operations	(66)	(326)

Net income	$4,142	$3,535

Earnings per share:
Basic
Income from continuing operations	$0.36	$0.34
Loss from discontinued operations	—	(0.03)

Net income	$0.36	$0.31

Diluted
Income from continuing operations	$0.36	$0.34
Loss from discontinued operations	—	(0.03)

Net income	$0.36	$0.31

Weighted average shares outstanding:
Basic	11,436	11,348
Diluted	11,564	11,511

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended October 31,
	2012	2011
Net income	$4,142	$3,535

Other comprehensive income/ (loss)
Foreign currency translation gain/ (loss)	1,072	(425)

Total other comprehensive income/ (loss)	1,072	(425)

Total comprehensive income	$5,214	$3,110

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended October 31,
	2012	2011
Cash flows from operating activities
Net income	$4,142	$3,535
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,757	1,765
Amortization of loan costs included in interest expense	17	27
Stock-based compensation expense	181	211
Bad debt expense	73	—
Inventory valuation adjustment	(209)	45
Loss on disposal of property	9	4
Loss on sale of animal health business	57	—
Deferred income tax expense/(benefit)	(221)	576
Tax deficiency from stock-based awards	—	30
Changes in operating assets and liabilities
Accounts receivable — trade	2,723	4,505
Accounts receivable — other	(315)	(385)
Inventories	(5,038)	524
Other current and noncurrent assets	310	459
Accounts payable	1,901	719
Accrued liabilities and other	(1,400)	(162)
Income taxes payable	2,345	1,729

Net cash provided by operating activities	6,332	13,582

Cash flows from investing activities
Additions to property, plant and equipment	(1,523)	(1,800)

Net cash used in investing activities	(1,523)	(1,800)

Cash flows from financing activities
Net borrowings/(payments) under revolver credit agreement	(2,000)	6,054
Principal payments on borrowings on term loan	—	(11,333)
Tax deficiency from stock-based awards	—	(30)
Book overdraft	—	(2,852)
Payment of dividends	(342)	(283)

Net cash used in financing activities	(2,342)	(8,444)

Effect of exchange rate changes of cash	80	(15)

Net increase in cash and cash equivalents	2,547	3,323

Cash and cash equivalents at beginning of period	1,633	1,826

Cash and cash equivalents at end of period	$4,180	$5,149

Supplemental disclosures of cash flow information
Cash paid for interest	$394	$527
Cash paid for income taxes	$295	$253

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet as of July 31, 2012, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

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

During the third quarter of fiscal year 2012 the Company sold its animal health business and reported the related results of operations as discontinued operations in its condensed consolidated statements of income. Previously reported amounts for the prior year have been adjusted for the effects of discontinued operations (See Note 3).

2. Recent Accounting Standards

The Company has considered all recently issued accounting standards updates and SEC rules and interpretive releases.

In July 2012, the Financial Accounting Standards Board issued updated accounting guidance amending the method an entity uses to test indefinite-lived assets for impairment. Under previous guidance, an entity was required to test indefinite-lived assets for impairment on at least an annual basis, in two steps. First, an entity had to compare the fair value of the asset with its carrying amount. If the fair value of the asset was less than its carrying amount, then the second step of the test had to be performed to measure the amount of the impairment loss, if any. Under the updated guidance, an entity is not required to calculate the fair value of the asset, unless it determines that it is more likely than not that its fair value is less than its carrying amount. An entity has the option to first assess qualitative factors to determine whether it is more likely than not that the asset’s fair value is less than its carrying amount. Performing the two-step impairment test is unnecessary, when the asset’s fair value is determined to more likely than not be greater than its carrying amount. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim indefinite-lived assets impairment tests performed prior to July 27, 2012, if an entity’s financial statements for the most recent annual period have not yet been issued. The Company early adopted the updated guidance for its annual impairment test for indefinite-lived assets performed as of July 31, 2012, which did not have a material impact on the consolidated financial statements. Based on the Company’s assessment, it was determined that it was not more likely than not that the fair value of its indefinite-lived intangible assets was greater than the carrying amount, and that there would be no impairment of the assets.

3. Discontinued Operations

In fiscal year 2008 the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. In connection with the dismantling of related equipment the Company incurred costs of $35,000 and $43,000 for the three months ended October 31, 2012 and 2011, respectively, reported as loss from discontinued operations, before income taxes.

On March 1, 2012, the Company sold its animal health business that had comprised the animal health segment to Bayer Healthcare LLC. During the first quarter of fiscal year 2013 the Company recorded costs of $67,000 for certain post-closing adjustments and costs which were reported as a loss from discontinued operations, before income taxes. This amount included $57,000 that was recognized as loss on sale of the business.

The results of operations on the animal health business reported in discontinued operations were as follows, in thousands:

	Three Months Ended October 31,
	2012	2011
Net sales	$—	$1,768
Loss before income tax	(10)	(483)

4. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended October 31,
	2012	2011
	(Amounts in thousands, except per share data)
Income from continuing operations	$4,208	$3,861
Loss from discontinued operations	(66)	(326)

Net income	$4,142	$3,535

Weighted average shares outstanding-basic	11,436	11,348
Dilutive effect of options and stock awards	128	163

Weighted average shares outstanding-diluted	11,564	11,511

Basic earnings per share
Basic earnings per share from continuing operations	$0.36	$0.34
Basic earnings per share on loss from discontinued operations	—	(0.03)

Basic earnings per share	$0.36	$0.31

Diluted earnings per share
Diluted earnings per share from continuing operations	$0.36	$0.34
Diluted earnings per share on loss from discontinued operations	—	(0.03)

Diluted earnings per share	$0.36	$0.31

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three months ended October 31, 2012 and there were approximately 7,300 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three months ended October 31, 2011.

5. Inventories

Inventories are summarized in the following table (in thousands):

	October 31, 2012	July 31, 2012
Raw materials	$6,427	$5,846
Work in process	1,247	896
Supplies	1,436	1,405
Finished products	37,350	33,007
Less reserve for inventory obsolescence	(331)	(493)

Inventories, net	$46,129	$40,661

6. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31, 2012	July 31, 2012
Land	$9,410	$9,034
Buildings and improvements	35,920	35,578
Equipment	46,608	45,924
Leasehold improvements	143	143

	92,081	90,679
Less accumulated depreciation and amortization	(30,707)	(28,824)

	61,374	61,855
Construction-in-progress	7,255	6,171

Property, plant and equipment, net	$68,629	$68,026

7. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2012. The Company recognized stock-based compensation costs of approximately $181,000 and $211,000 for the three months ended October 31, 2012 and 2011, and the related tax benefits of $66,000 and $83,000, respectively, for the three months ended October 31, 2012 and 2011. Stock-based compensation costs are recorded as selling, general and administrative expenses in the condensed consolidated statements of income.

As of October 31, 2012, the unrecognized compensation costs related to stock-based awards was approximately $249,000 which is expected to be recognized over a weighted-average period of 1.3 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the three months ended October 31, 2012 is presented below. No options were granted in the first three months of fiscal years 2013 or 2012:

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2012	180,000	$4.13
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding on October 31, 2012	180,000	4.13

The following table summarizes information about stock options outstanding at October 31, 2012 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Fully vested and currently exercisable	150,000	$4.09	5.41	$1,949
Expected to vest	30,000	4.37	10.86	381

Total outstanding stock options	180,000	4.13	6.32	$2,330

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on October 31, 2012.

There were no options exercised in the three months ended October 31, 2012 or 2011.

Performance Shares

On August 1, 2012, there were 227,609 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the three months ended October 31, 2012, there were no awards vested or granted. As of October 31, 2012, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2012 and 2011, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
Fiscal Year 2012 Award
2/27/2012	Series 1	300	$18.08	07/31/2014	20%	60
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				60

10/28/2011	Series 1	15,300	$15.30	07/31/2014	20%	3,060
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				3,060

10/11/2011	Series 1	58,987	$14.16	07/31/2014	20%	11,797
10/11/2011	Series 2	39,324	$14.16	07/31/2014	0%	—

		98,311				11,797

Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	30%	18,594
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0%	—

		103,298				18,594

Total		227,609				33,511

Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012 and 2011 awards, the expected percentage of vesting is based on performance through October 31, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2012 and 2011 awards, the expected percentage of vesting is based on performance through October 31, 2012 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding at October 31, 2012 and August 1, 2012 was $15.10.

Time Based Shares

A summary of activity for time-based stock awards for the three months ended October 31, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested on August 1, 2012	5,769	$15.65
Granted (1)	6,592	18.42
Vested (1)	(6,592)	18.42
Forfeited	—	—

Non-vested on October 31, 2012	5,769	15.65

(1)

Reflects shares granted to non-employee directors on August 28, 2012 for service for the three month period ended August 31, 2012. The shares vest on the date of grant and the Company recognizes compensation expense related to the awards over the three-month service period in accordance with GAAP.

8. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	October 31, 2012
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,061)	103
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(49)	68
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(672)	628

Total intangible assets subject to amortization	8.0	$6,581	$(5,782)	799

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,903

	Number of Years	July 31, 2012
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,053)	111
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(46)	71
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(606)	694

Total intangible assets subject to amortization	8.0	$6,581	$(5,705)	876

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,980

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $77,000 and $206,000 for the three month periods ended October 31, 2012 and 2011, respectively.

9. Dividends

Dividends of approximately $342,000 ($0.03 per share) and $283,000 ($0.025 per share) were declared and paid in the first quarter of fiscal years 2013 and 2012, respectively.

10. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals. The Company sold its animal health business on March 1, 2012, and that former segment is now reported as discontinued operations. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended October 31,
	2012	2011
	(Amounts in thousands)
Sales
Electronic chemicals	$39,507	$38,378
Wood treating chemicals	25,700	33,161

Total sales for reportable segments	$65,207	$71,539

Depreciation and amortization
Electronic chemicals	$1,550	$1,419
Wood treating chemicals	107	160
Discontinued operations	—	126
Other	100	60

Total consolidated depreciation and amortization	$1,757	$1,765

Segment income from operations (1)
Electronic chemicals	$5,072	$2,663
Wood treating chemicals	3,366	5,221

Total segment income from operations	$8,438	$7,884

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three months ended October 31, 2012 and 2011 were as follows:

	Three Months Ended October 31,
	2012	2011
	(Amounts in thousands)
Electronic chemicals	$1,403	$1,139
Wood treating chemicals	1,145	949

Total corporate overhead expense allocation	$2,548	$2,088

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended October 31,
	2012	2011
	(Amounts in thousands)
Sales
Total sales for reportable segments	$65,207	$71,539
Other (1)	129	—

Net sales	$65,336	$71,539

Segment income from operations
Total segment income from operations	$8,438	$7,884
Other corporate expense (2)	(1,334)	(893)

Operating income	7,104	6,991
Interest expense, net	(411)	(550)
Other expense, net	(50)	(75)

Income from continuing operations before income taxes	$6,643	$6,366

(1)	Reflects fees from the transition services agreement in connection with the sale of the animal health business.
(2)	Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense and fees related to the listing of our stock.

11. Long-Term Obligations

The Company’s debt consisted of the following (in thousands):

	October 31, 2012	July 31, 2012
	(Amounts in thousands)
Senior secured debt
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured debt
Revolving loan facility, maturing on December 31, 2016, variable interest rates based on LIBOR plus 2.00% (2.11% at October 31, 2012)	2,000	4,000

Total debt	22,000	24,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$22,000	$24,000

To finance the acquisition of the electronic chemicals business in December 2007, the Company entered into an amended and restated credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The credit facility included a term loan facility and a revolving loan facility.

The Company amended these facilities in November 2011 to increase the amount that may be borrowed under the revolving loan to $60.0 million, extending the maturity to December 31, 2016 and allowing advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. During the first quarter of fiscal year 2012, the Company paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted.

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

Advances outstanding under the revolving loan bear interest at 2.11% as of October 31, 2012 (LIBOR plus 2.00%). The amount outstanding on the revolving loan at October 31, 2012 was $2.0 million.

Before the term loan facility was paid off and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then, beginning January 2010, principal payments became $666,667 per month for the balance of the term prior to maturity. The purchase of the electronic chemical assets from General Chemical on March 29, 2010 was funded with available cash and borrowings on the revolving loan. During the first quarter of fiscal year 2012 the Company repaid the outstanding balance of the term loan with borrowings on the revolving loan. The Company used the proceeds received on the sale of its animal health business to repay $10.0 million of the balance on the revolving loan on March 2, 2012.

The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for extraordinary items, with lender consent) of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0.

12. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The effective tax rate for continuing operations for the three months ended October 31, 2012 and 2011 was 36.7% and 39.3%, respectively. In general, differences between these effective tax rates and the rate of 35.0% are primarily due to foreign and state income taxes.

13. Litigation and Other Contingencies

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

The Company’s subsidiary in Italy is currently under examination by the taxing authority there for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million of additional income tax (including interest and penalties), if all the adjustments are sustained. The Company provided additional information in response to the proposed adjustments, and intends to vigorously defend its tax positions. The ultimate outcome of this examination is subject to uncertainty and no amount has been recorded in the consolidated financial statements.

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

We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals and industrial wood treating chemicals. Our electronic chemicals are sold to the semiconductor industry, where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood treating chemicals, pentachlorophenol (“penta”) and creosote are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties.

Sale of the Animal Health Business

On March 1, 2012, we sold certain assets of our animal health business to Bayer Healthcare, LLC for a purchase price of approximately $10.2 million, including $1.0 million held in escrow. The escrowed amount is being held pending final acceptance by the United States Environmental Protection Agency of certain studies being performed at its request on tetrachlorvinphos. We retained the real estate and building at our facility in Elwood, Kansas, and we operate it to manufacture products for the buyer under a transition services agreement for one year, subject to two six-month extensions.

Results of Operations

Three Month Period Ended October 31, 2012 compared with Three Month Period Ended October 31, 2011

Segment Data

Segment data is presented for our two reportable segments for the three month periods ended October 31, 2012 and 2011. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. Our animal health business was sold in March 2012, and results of that former segment are included as discontinued operations. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended October 31,
	2012	2011
	(Amounts in thousands)
Sales
Electronic chemicals	$39,507	$38,378
Wood treating chemicals	25,700	33,161

Total sales for reportable segments	$65,207	$71,539

Net Sales

Segment net sales decreased $6.3 million, or 8.9%, to $65.2 million in the first quarter of fiscal year 2013 as compared to $71.5 million for the same period of the prior year. Although net sales in our electronic chemicals segment were up $1.1 million in the first quarter of fiscal year 2013 over the prior year period, that increase was offset by a $7.5 million decline in net sales in our wood treating chemicals segment.

In the first quarter of fiscal year 2013, the electronic chemicals segment had net sales of $39.5 million, an increase of $1.1 million, or 2.9%, as compared to $38.4 million for the prior year period. The first quarter sales for fiscal year 2013 were affected by weakening demand, particularly in Europe. We expect demand for our electronic chemicals products to decline in the second quarter of fiscal 2013 from first quarter levels before strengthening in the second half of the fiscal year in calendar 2013.

Net sales of wood treating chemicals decreased $7.5 million, or 22.5%, to $25.7 million in the first quarter of fiscal year 2013 as compared to $33.2 million for the prior year period. The decrease in net sales for the quarter was due to a decrease in creosote sales volume. Creosote sales volume in the first quarter of fiscal 2013 was adversely impacted by customers pre-treating railroad ties with boron solutions as a way of reducing the amount of creosote needed. Some customers have adopted that practice as a way of holding down costs in response to higher creosote pricing. We anticipate further weakening of demand for wood treating chemicals in the second fiscal quarter before strengthening in the second half of fiscal 2013.

Gross Profit

Gross profit increased by $1.4 million, or 7.6%, to $20.1 million in the first quarter of fiscal year 2013 from $18.7 million in the same quarter of the prior year. Gross profit as a percentage of sales increased to 30.7% in the first quarter of fiscal year 2013 from 26.1% in the first quarter of fiscal year 2012. The increase in aggregate gross profit for the quarter was due to the completed integration of our fiscal 2010 acquisition in the electronic chemicals segment, and due to the reduced weighting of creosote in our overall product portfolio. Creosote is our lowest gross margin product, and sales of that product decline as a percentage of our total revenue, the decline has the effect of increasing our overall gross profit margin.

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

Distribution Expenses

Distribution expenses increased to $7.1 million in the first quarter of fiscal year 2013 from $6.1 million in the prior year period, a 16.2% increase. Distribution expenses were approximately 10.8% and 8.5% of net sales for the first quarter of fiscal years 2013 and 2012, respectively. The increase in distribution expenses was primarily attributable to an increase in average freight costs and a decline in tender of performance by our lowest cost carrier.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $317,000, or 5.6%, to $5.9 million in the first quarter of fiscal year 2013 from $5.6 million in the same quarter of fiscal year 2012. Those expenses were 9.1% and 7.8% of net sales in the first quarter of fiscal years 2013 and 2012, respectively. The increase in the current period was due to $577,000 of additional project costs primarily for consulting and professional services.

Interest Expense, net

Interest expense was $411,000 and $550,000 in the first quarter of fiscal years 2013 and 2012, respectively. The decrease was due to lower borrowings on our loan facility in fiscal year 2013 as compared to the same period of the prior year, in part because we paid off the outstanding balance on our term loan under that facility in the first quarter of fiscal year 2012.

Income Taxes

Our effective tax rate for continuing operations was 36.7% and 39.3% in the first quarter of fiscal years 2013 and 2012, respectively.

Our Mexico subsidiary has undistributed earnings. It is our intention to continue to remain permanently reinvested in Mexico on its prior year cumulative undistributed earnings. Additionally, any undistributed earnings of the Italian subsidiary are considered to be permanently reinvested. Accordingly, no provision for United States income taxes has been provided with respect to undistributed earnings. Upon repatriation of those earnings, we will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country.

Discontinued Operations

Discontinued operations reflected a loss, before income taxes, of $102,000 and $526,000 for the first quarter of fiscal year 2013 and 2012, respectively. We sold our animal health business in March 2012. In the first quarter of fiscal year 2013, we had certain post-closing adjustments related to that sale, and the loss in fiscal year 2012 included a first quarter loss of $483,000 from that business. We also incurred expense in each of the periods in connection with the dismantling of the production facility related to the agricultural chemical segment that was discontinued in fiscal year 2008.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $6.3 million for the first three months of fiscal year 2013 as compared to $13.6 million for the comparable period in 2012. Net income adjusted for depreciation and amortization increased cash by $5.9 million in fiscal year 2013 as compared to $5.3 million over the same period of the prior year. Cash flows from operating activities during the current period were favorably impacted by $2.7 million due to a reduction in trade accounts receivable from lower sales in our electronic chemicals segment in the first quarter of fiscal year 2013 versus the fourth quarter of fiscal year 2012, and also favorably impacted by $1.9 million of increased accounts payable from the timing of payments and inventory purchases in our wood treating segment. Operating cash flows were unfavorably impacted by a $5.0 million increase in inventories primarily due to the timing of creosote purchases and, to a lesser extent, higher inventories in our electronic chemicals segment.

Net cash used by investing activities in the first quarter of fiscal 2013 was $1.5 million as compared to $1.8 million in the prior year period, in each case for additions to property, plant and equipment.

Net cash used in financing activities was $2.3 million in the first quarter of fiscal year 2013 as compared to $8.4 million in the prior year period. In the first three months of fiscal year 2013, we made payments of $2.0 million on our revolving loan. In the prior year period we made principal payments of $11.3 million on the term loan indebtedness to pay it off entirely, borrowed $6.1 million on our revolving loan, and cleared the book overdraft outstanding at July 31, 2011 of $2.9 million. The book overdraft represented the amount in excess of the bank cash balance necessary to fund the checks that were paid but not yet cleared.

In the three month periods ended October 31, 2012 and 2011, we paid dividends of $342,000 and $283,000, respectively. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At October 31, 2012, we had $2.0 million outstanding under that revolving facility.

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

We amended the credit agreement in November 2011, raising the maximum amount that may be borrowed under the revolving loan facility from $50.0 million to $60.0 million, extending the maturity date of the credit agreement to December 31, 2016 and allowing advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. During the first quarter of fiscal year 2012 we paid off all outstanding advances under the credit facility’s term loan commitment, and in the November 2011 amendment, that aspect of the facility was deleted.

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

Advances under the revolving loan bear interest at 2.11% as of October 31, 2012 (LIBOR plus 2.00%). At October 31, 2012, $2.0 million was outstanding on the revolving facility.

Before the term loan facility was paid off in October 2011, and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity. On March 2, 2012, we repaid $10.0 million of the balance on the revolving loan facility from proceeds received from the sale of the animal health business.

The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2012, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. For purposes of calculating these financial covenant ratios, we use a pro forma EBITDA. On October 31, 2012, we were in compliance with all of our debt covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, other than operating leases.

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

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Generally we do not utilize derivative financial instruments or hedging transactions to manage that risk. Our exposure to interest rate risk and foreign currency risk is discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. There has been no material change in that information.

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

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

ITEM 5.	OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for fiscal year 2013, if such recommendations are received in writing, addressed to the chair of the committee, Mr. John C. Hunter, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 2, 2013.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: December 10, 2012
J. Neal Butler
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: December 10, 2012
John V. Sobchak
Vice President and Chief Financial Officer