Form 10-Q
period 2013-01-31
KMG CHEMICALS INC
filed 2013-03-12
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 11, 2013, there were 11,516,609 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	January 31, 2013	July 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,487	$1,633
Accounts receivable
Trade, net of allowances of $93 at January 31, 2013 and $16 at July 31, 2012	24,767	28,933
Other	3,590	960
Inventories, net	43,038	40,661
Current deferred tax assets	1,429	1,417
Prepaid expenses and other	952	2,057

Total current assets	79,263	75,661

Property, plant and equipment, net	68,800	68,026
Deferred tax assets	1,174	1,129
Goodwill	3,778	3,778
Intangible assets, net	14,830	14,980
Restricted cash	1,000	1,000
Other assets, net	3,417	3,116

Total assets	$172,262	$167,690

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,390	$21,855
Accrued liabilities	4,691	4,595
Employee incentive accrual	1,203	2,227

Total current liabilities	27,284	28,677

Long-term debt, net of current maturities	22,000	24,000
Deferred tax liabilities	7,040	7,046
Other long-term liabilities	1,595	1,200

Total liabilities	57,919	60,923

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,495,273 shares issued and outstanding at January 31, 2013 and 11,405,808 shares issued and outstanding at July 31, 2012	115	114
Additional paid-in capital	26,557	26,022
Accumulated other comprehensive loss	(2,372)	(4,339)
Retained earnings	90,043	84,970

Total stockholders’ equity	114,343	106,767

Total liabilities and stockholders’ equity	$172,262	$167,690

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales	$56,959	$66,976	$122,295	$138,515
Cost of sales	41,238	49,835	86,486	102,699

Gross profit	15,721	17,141	35,809	35,816

Distribution expenses	5,922	5,802	12,975	11,872
Selling, general and administrative expenses	6,603	6,456	12,534	12,070

Operating income	3,196	4,883	10,300	11,874

Other income/ (expense)
Interest expense, net	(395)	(555)	(806)	(1,105)
Other, net	(76)	(72)	(126)	(147)

Total other expense, net	(471)	(627)	(932)	(1,252)

Income from continuing operations before income taxes	2,725	4,256	9,368	10,622
Provision for income taxes	(1,070)	(1,722)	(3,505)	(4,227)

Income from continuing operations	1,655	2,534	5,863	6,395

Discontinued operations
Loss from discontinued operations, before income taxes	(52)	(89)	(154)	(615)
Income tax benefit	15	17	51	217

Loss from discontinued operations	(37)	(72)	(103)	(398)

Net income	$1,618	$2,462	$5,760	$5,997

Earnings per share
Basic
Income from continuing operations	$0.14	$0.22	$0.51	$0.56
Loss from discontinued operations	—	—	(0.01)	(0.03)

Net income	$0.14	$0.22	$0.50	$0.53

Diluted
Income from continuing operations	$0.14	$0.22	$0.51	$0.55
Loss from discontinued operations	—	(0.01)	(0.01)	(0.03)

Net income	$0.14	$0.21	$0.50	$0.52

Weighted average shares outstanding
Basic	11,480	11,353	11,458	11,351
Diluted	11,578	11,516	11,571	11,515

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net income	$1,618	$2,462	$5,760	$5,997
Other comprehensive income/ (loss)
Foreign currency translation gain/ (loss)	895	(1,340)	1,967	(1,765)

Total other comprehensive income/ (loss)	895	(1,340)	1,967	(1,765)

Total comprehensive income	$2,513	$1,122	$7,727	$4,232

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended January 31,
	2013	2012
Cash flows from operating activities
Net income	$5,760	$5,997
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,504	3,545
Amortization of loan costs included in interest expense	31	54
Stock-based compensation expense	297	239
Bad debt expense	77	—
Inventory valuation adjustment	(301)	125
(Gain)/ loss on disposal of property	9	(44)
Loss on sale of animal health business	57	—
Deferred income tax expense/ (benefit)	(5)	1,003
Tax benefit from stock-based awards	(436)	(121)
Changes in operating assets and liabilities
Accounts receivable — trade	4,437	5,261
Accounts receivable — other	(2,617)	1,144
Inventories	(1,687)	(1,566)
Other current and noncurrent assets	791	1,160
Accounts payable	(742)	(1,875)
Accrued liabilities and other	(559)	(468)

Net cash provided by operating activities	8,616	14,454

Cash flows from investing activities
Proceeds from sale of property	—	27
Additions to property, plant and equipment	(2,772)	(2,687)

Net cash used in investing activities	(2,772)	(2,660)

Cash flows from financing activities
Net borrowings/ (payments) under revolver credit agreement	(2,000)	3,054
Principal payments on borrowings on term loan	—	(11,333)
Proceeds from exercise of stock options	70	—
Tax benefit from stock-based awards	436	121
Book overdraft	—	(2,852)
Payment of dividends	(687)	(567)

Net cash used in financing activities	(2,181)	(11,577)

Effect of exchange rate changes of cash	191	(102)

Net increase in cash and cash equivalents	3,854	115

Cash and cash equivalents at beginning of period	1,633	1,826

Cash and cash equivalents at end of period	$5,487	$1,941

Supplemental disclosures of cash flow information
Cash paid for interest	$777	$1,030
Cash paid for income taxes	$4,403	$2,241

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

During the third quarter of fiscal year 2012 the Company sold its animal health business and reported the related results of operations as discontinued operations in its condensed consolidated statements of income. Previously reported amounts for the prior year have been adjusted for the effects of discontinued operations (See Note 2).

2. Discontinued Operations

In fiscal year 2008, the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. In connection with the dismantling of related equipment, the Company incurred costs of $37,000 and $72,000 for the three and six months ended January 31, 2013, respectively, and $337,000 and $380,000 for the three and six months ended January 31, 2012, respectively, reported as loss from discontinued operations, before income taxes.

On March 1, 2012, the Company sold its animal health business that had comprised the animal health segment to Bayer Healthcare LLC. The Company recorded costs of $15,000 and $82,000 for the three and six months ended January 31, 2013, respectively, for certain post-closing adjustments and costs which were reported as a loss from discontinued operations, before income taxes. The six-month period amount included $57,000 for a post-closing inventory adjustment that was recognized as loss on sale of the business in the first fiscal quarter.

The results of operations on the animal health business reported in discontinued operations were as follows, in thousands:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales	$—	$2,674	$57	$4,442
Income (loss) before income tax	(15)	248	(25)	(235)

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
Income from continuing operations	$1,655	$2,534	$5,863	$6,395
Loss from discontinued operations	(37)	(72)	(103)	(398)

Net income	$1,618	$2,462	$5,760	$5,997

Weighted average shares outstanding-basic	11,480	11,353	11,458	11,351
Dilutive effect of options and stock awards	98	163	113	164

Weighted average shares outstanding-diluted	11,578	11,516	11,571	11,515

Basic earnings per share
Basic earnings per share from continuing operations	$0.14	$0.22	$0.51	$0.56
Basic earnings per share on loss from discontinued operations	—	—	(0.01)	(0.03)

Basic earnings per share	$0.14	$0.22	$0.50	$0.53

Diluted earnings per share
Diluted earnings per share from continuing operations	$0.14	$0.22	$0.51	$0.55
Diluted earnings per share on loss from discontinued operations	—	(0.01)	(0.01)	(0.03)

Diluted earnings per share	$0.14	$0.21	$0.50	$0.52

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were approximately 3,700 shares and an average of approximately 1,900 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and six months ended January 31, 2013 and there were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and six months ended January 31, 2012.

4. Inventories

Inventories are summarized in the following table (in thousands):

	January 31, 2013	July 31, 2012
Raw materials	$5,576	$5,846
Work in process	1,173	896
Supplies	1,419	1,405
Finished products	35,093	33,007
Less reserve for inventory obsolescence	(223)	(493)

Inventories, net	$43,038	$40,661

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31, 2013	July 31, 2012
Land	$9,705	$9,034
Buildings and improvements	35,843	35,578
Equipment	47,501	45,924
Leasehold improvements	143	143

	93,192	90,679
Less accumulated depreciation and amortization	(32,552)	(28,824)

	60,640	61,855
Construction-in-progress	8,160	6,171

Property, plant and equipment, net	$68,800	$68,026

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2012. The Company recognized stock-based compensation costs of approximately $116,000 and $28,000 for the three months ended January 31, 2013 and 2012, respectively, and recognized $297,000 and $239,000 for the six months ended January 31, 2013 and 2012, respectively. The Company also recognized the related tax benefits of $43,000 and $11,000, respectively, for the three months ended January 31, 2013 and 2012, and $109,000 and $95,000, respectively, for the six months ended January 31, 2013 and 2012. Stock-based compensation costs are recorded as selling, general and administrative expenses in the condensed consolidated statements of income.

As of January 31, 2013, the unrecognized compensation costs related to stock-based awards was approximately $1.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the six months ended January 31, 2013 is presented below. No options were granted in the first six months of fiscal years 2013 or 2012:

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2012	180,000	$4.13
Granted	—	—
Exercised	(80,000)	4.09
Forfeited/expired	—	—

Outstanding on January 31, 2013	100,000	4.17

The following table summarizes information about stock options outstanding at January 31, 2013 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Fully vested and currently exercisable	70,000	$4.09	6.89	$1,082
Expected to vest	30,000	4.37	10.61	456

Total outstanding stock options	100,000	4.17	8.00	$1,538

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on January 31, 2013.

There were 80,000 options exercised in the three months ended January 31, 2013 with an intrinsic value of $1.1 million. No options were exercised in the six months ended January 31, 2012.

Performance Shares

On August 1, 2012, there were 227,609 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the six months ended January 31, 2013, there were no shares vested and there were 141,059 performance-based shares granted, which reflected the maximum number of shares under the award. The fair value of the award was measured on the grant date of December 4, 2012 using the Company’s closing stock price of $18.75. Stock-based compensation on the award will be recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending July 31, 2015, based on the number of shares expected to vest at the end of the measurement period. As of January 31, 2013, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2013, 2012 and 2011, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
Fiscal Year 2013 Award
12/04/2012	Series 1	141,059	$18.75	07/31/2015	50%	70,529

		141,059				70,529

Fiscal Year 2012 Award
2/27/2012	Series 1	300	$18.08	07/31/2014	5%	15
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				15

10/28/2011	Series 1	15,300	$15.30	07/31/2014	5%	765
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				765

10/11/2011	Series 1	58,987	$14.16	07/31/2014	5%	2,949
10/11/2011	Series 2	39,324	$14.16	07/31/2014	0%	—

		98,311				2,949

Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	20%	12,396
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0%	—

		103,298				12,396

Total		368,668				86,654

Series 1: For the fiscal year 2011 and 2012 awards vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. For the fiscal year 2013 award vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is based on performance through January 31, 2013 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2011 and 2012 awards, the expected percentage of vesting is based on performance through January 31, 2013 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding was $18.12 and $15.10 at January 31, 2013 and August 1, 2012, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the six months ended January 31, 2013 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested on August 1, 2012	5,769	$15.65
Granted (1)	13,064	18.58
Vested (1)	(13,064)	18.58
Forfeited	—	—

Non-vested on January 31, 2013	5,769	15.65

(1)	Reflects 6,592 and 6,472 shares granted to non-employee directors on August 28, 2012 and December 4, 2012, respectively, for service for the three month periods ended August 31, 2012 and November 30, 2012, respectively. The shares vest on the date of grant and the Company recognizes compensation expense related to the awards over the respective three-month service periods in accordance with GAAP.

The total fair value of shares vested during the six months ended January 31, 2013 and 2012 was approximately $243,000 and $200,000, respectively.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	January 31, 2013
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,068)	96
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(51)	66
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(736)	564

Total intangible assets subject to amortization	8.0	$6,581	$(5,855)	726

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,830

	Number of Years	July 31, 2012
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,053)	111
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(46)	71
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(606)	694

Total intangible assets subject to amortization	8.0	$6,581	$(5,705)	876

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,980

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $73,000 and $161,000 for the three month periods ended January 31, 2013 and 2012, respectively, and $150,000 and $367,000 for the six month periods ended January 31, 2013 and 2012, respectively

8. Dividends

Dividends of approximately $345,000 ($0.03 per share) and $284,000 ($0.025 per share) were declared and paid in the second quarter of fiscal years 2013 and 2012, respectively. Dividends of approximately $687,000 ($0.06 per share) and $567,000 ($0.05 per share) were declared and paid in the first six months of fiscal years 2013 and 2012, respectively.

9. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals. The Company sold its animal health business on March 1, 2012, and that former segment is now reported as discontinued operations. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Sales
Electronic chemicals	$35,647	$38,596	$75,154	$76,974
Wood treating chemicals	21,183	28,380	46,883	61,541

Total sales for reportable segments	$56,830	$66,976	$122,037	$138,515

Depreciation and amortization
Electronic chemicals	$1,539	$1,484	$3,089	$2,903
Wood treating chemicals	105	113	212	273
Discontinued operations	—	126	—	252
Other	103	57	203	117

Total consolidated depreciation and amortization	$1,747	$1,780	$3,504	$3,545

Segment income from operations (1)
Electronic chemicals	$2,429	$2,521	$7,501	$5,184
Wood treating chemicals	2,220	3,250	5,586	8,471

Total segment income from operations	$4,649	$5,771	$13,087	$13,655

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and six months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Electronic chemicals	$1,228	$1,367	$2,631	$2,506
Wood treating chemicals	1,087	1,057	2,232	2,006

Total corporate overhead expense allocation	$2,315	$2,424	$4,863	$4,512

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Sales
Total sales for reportable segments	$56,830	$66,976	$122,037	$138,515
Other (1)	129	—	258	—

Net sales	$56,959	$66,976	$122,295	$138,515

Segment income from operations
Total segment income from operations	4,649	5,771	$13,087	$13,655
Other corporate expense, net (2)	(1,453)	(888)	(2,787)	(1,781)

Operating income	3,196	4,883	10,300	11,874
Interest expense, net	(395)	(555)	(806)	(1,105)
Other expense, net	(76)	(72)	(126)	(147)

Income from continuing operations before income taxes	$2,725	$4,256	$9,368	$10,622

(1)	Reflects fees from the transition services agreement in connection with the sale of the animal health business.
(2)	Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense and fees related to the listing of our stock.

10. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	January 31, 2013	July 31, 2012
	(Amounts in thousands)
Senior secured debt
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured debt
Revolving loan facility, maturing on December 31, 2016, variable interest rates based on LIBOR plus 2.00% (2.20% at January 31, 2013)	2,000	4,000

Total debt	22,000	24,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$22,000	$24,000

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

The Company amended these facilities in November 2011 to increase the amount that may be borrowed under the revolving loan to $60.0 million, extending the maturity to December 31, 2016 and allowing advances under the revolving loan facility without reference to a borrowing base restriction. The financial covenant for debt to capitalization was replaced by a current ratio minimum of 1.5 to 1.0. During the first quarter of fiscal year 2012, the Company paid off all outstanding advances under the credit facility’s term loan facility, and in the November 2011 amendment, that aspect of the facility was deleted.

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

Advances outstanding under the revolving loan bear interest at 2.20% as of January 31, 2013 (LIBOR plus 2.00%). The amount outstanding on the revolving loan at January 31, 2013 was $2.0 million.

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

The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2013, $20.0 million was outstanding under the note purchase agreement.

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

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate from continuing operations for the three and six month period ended January 31, 2013 of 39.3% and 37.4%, respectively, includes the impact of certain discrete tax items related to prior year credits and uncertain tax positions. Excluding the impact of those discrete items, the effective tax rate for continuing operations for the three months ended January 31, 2013 and 2012 was approximately 36.9% and 40.5%, respectively and 36.7% and 39.8% for the six months of fiscal year 2013 and 2012, respectively. In general, differences between these effective tax rates and the rate of 35.0% are primarily due to foreign and state income taxes.

For the quarter ended January 31, 2013, the Company recorded a liability for its uncertain tax position in Italy in the amount of $358,000, which includes penalties and interest. It is reasonably possible that the uncertainty will be resolved within the next twelve months. However, the Company does not expect all of this amount to result in cash payments, as the Company would be able to utilize available net operating losses. These uncertain tax positions primarily relate to transfer pricing. The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. Prior to the quarter ended January 31, 2013, the Company did not record any uncertain tax positions.

12. Litigation and Other Contingencies

The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in the Company’s consolidated financial statements.

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

The Company’s subsidiary in Italy is currently under examination by the taxing authority there for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million of additional income tax (including interest and penalties), if all the adjustments are sustained. The Company provided additional information in response to the proposed adjustments, but in January 2013 the taxing authority reaffirmed its original determination, and assessed tax based on its original adjustments. As a result, the Company recorded a liability for an uncertain tax position for items in the amount of $358,000 (see Note 11), but it intends to continue vigorously defending its tax position. The ultimate outcome of this examination is subject to uncertainty.

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

Sale of the Animal Health Business

On March 1, 2012, we sold certain assets of our animal health business to Bayer Healthcare, LLC for a purchase price of approximately $10.2 million, including $1.0 million held in escrow. The escrowed amount is being held pending final acceptance by the United States Environmental Protection Agency of certain studies being performed at its request on tetrachlorvinphos. We retained the real estate and building at our facility in Elwood, Kansas.

Results of Operations

Three and Six Month Periods Ended January 31, 2013 compared with Three and Six Month Periods Ended January 31, 2012

Segment Data

Segment data is presented for our two reportable segments for the three and six month periods ended January 31, 2013 and 2012. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. Our animal health business was sold in March 2012, and results of that former segment are included as discontinued operations. Prior year information has been reclassified to conform to the current period presentation.

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Sales
Electronic chemicals	$35,647	$38,596	$75,154	$76,974
Wood treating chemicals	21,183	28,380	46,883	61,541

Total sales for reportable segments	$56,830	$66,976	$122,037	$138,515

Net Sales

Net sales for reportable segments decreased $10.1 million, or 15.1%, to $56.8 million in the second quarter of fiscal year 2013 as compared to $67.0 million for the same period of the prior year. For the six month periods, net sales decreased $16.5 million, or 11.9% to $122.0 million from $138.5 million.

In the second quarter of fiscal year 2013, the electronic chemicals segment had net sales of $35.6 million, a decrease of $3.0 million, or 7.8%, as compared to $38.6 million for the prior year period. For the six month periods, net sales in the electronic chemicals segment decreased $1.8 million, or 2.4% to $75.2 million from $77.0 million. The second quarter sales for fiscal year 2013 were affected by weakened demand in North America. We expect demand for our electronic chemicals to strengthen through the second half of fiscal year 2013.

Net sales of wood treating chemicals decreased $7.2 million, or 25.4%, to $21.2 million in the second quarter of fiscal year 2013 as compared to $28.4 million for the prior year period. For the six month periods, net sales in the wood treating segment decreased $14.7 million or 23.8%, to $46.9 million from $61.5 million. The decrease in net sales for both the quarter and the six months was due to a decrease in creosote sales volume. Creosote sales volume was adversely impacted by customers who pre-treat railroad ties with boron solutions as a way of reducing the amount of creosote needed. Some customers have adopted that practice as a way of holding down costs in response to higher creosote pricing. We anticipate demand strengthening in the second half of fiscal year 2013.

Gross Profit

Gross profit decreased by $1.4 million, or 8.3%, to $15.7 million in the second quarter of fiscal year 2013 from $17.1 million in the same quarter of the prior year. For the six month periods, gross profit was flat at $35.8 million in each of the six month periods. Gross profit as a percentage of sales increased to 27.6% in the second quarter of fiscal year 2013 from 25.6% in the second quarter of fiscal year 2012. The decrease in aggregate gross profit for the quarter was primarily due to decreased creosote sales volume. However, creosote is our lowest gross margin product, and as sales of that product decline as a percentage of our total revenue, the decline has the effect of increasing our overall gross profit margin.

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

Distribution Expenses

Distribution expenses were up slightly to $5.9 million in the second quarter of fiscal year 2013 from $5.8 million in the prior year period, a 2.1% increase. Distribution expenses were approximately 10.4% and 8.7% of net sales for the second quarter of fiscal years 2013 and 2012, respectively. Distribution expenses for the six month periods ending January 31, 2013 and 2012 were $13.0 million and $11.9 million, respectively, an increase of $1.1 million, or 9.3%, in fiscal year 2013 over the prior year period. Distribution expenses as percent of revenue for the six month periods ending January 31, 2013 and 2012 were 10.6% and 8.6% of net sales, respectively. The increase in the six month period over the prior year in distribution expenses was primarily attributable to an increase in average freight costs and a decline in shipments using our lowest cost carrier. Additionally, distribution expense is heavily concentrated in our electronic chemicals business. As the share of sales revenue from that business increases, distribution expense as a percent of sales revenue also increases.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $147,000, or 2.3%, to $6.6 million in the second quarter of fiscal year 2013 from $6.5 million in the same quarter of fiscal year 2012. Those expenses were 11.6% and 9.6% of net sales in the second quarter of fiscal years 2013 and 2012, respectively. For the six month periods, those expenses increased $464,000, or 3.8%, to $12.5 million from $12.1 million. Selling, general and administrative expenses for the six month periods ending January 31, 2013 and 2012 were 10.2% and 8.7% of net sales, respectively. We incurred $1.3 million for additional project costs, primarily for consulting and professional services, in the first six months of fiscal year 2013, and incurred $920,000 for waste disposal costs in the first six months of fiscal year 2012.

Segment Income from Operations

In the second quarter of fiscal year 2013, operating income in the electronic chemicals segment was $2.4 million, a decrease of $92,000, or 3.6%, as compared to $2.5 million for the prior year period. For the six month periods, operating income in the electronic chemicals segment increased $2.3 million, or 44.7% to $7.5 million from $5.2 million. Operating income for the segment in second quarter of fiscal year 2013 was depressed by weakened demand in North America. Even though segment sales for the six month period were also lower in fiscal year 2013 as compared to the prior year and distribution expenses were higher due to an increase in average freight costs and decline in shipments using our lowest cost carrier, operating income improved in the current year over the prior year period because of the completion our electronic chemicals segment integration in fiscal year 2012.

In our wood treating chemicals segment, operating income decreased $1.0 million, or 31.7%, to $2.2 million in the second quarter of fiscal year 2013 as compared to $3.3 million for the prior year period. For the six month periods, operating income in the wood treating segment decreased $2.9 million or 34.1%, to $5.6 million from $8.5 million. The decrease in operating income for both the quarter and the six month periods was due to a decrease in creosote sales volume.

Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense and fees related to the listing of our stock. In the second quarter of fiscal year 2013, other corporate expense was $1.5 million, an increase of $565,000, or 63.6%, as compared to $888,000 for the prior year period. For the six month periods, other corporate expense increased $1.0 million, or 56.5% to 2.8 million from $1.8 million. The increase in both the three and six month periods was due to expenses associated with the advancement of our consolidation strategy.

Interest Expense, net

Interest expense was $395,000 and $555,000 in the second quarter of fiscal years 2013 and 2012, respectively, and was $806,000 and $1.1 million for the first six months of fiscal year 2013 and 2012, respectively. The decrease in each period was due to lower borrowings on our loan facilities in fiscal year 2013 as compared to the same period of the prior year, because we paid down a portion of the outstanding balance on loans under that facility during fiscal years 2013 and 2012.

Income Taxes

The overall effective income tax rate from continuing operations for the three and six month period ended January 31, 2013 of 39.3% and 37.4%, respectively, includes the impact of certain discrete tax items related to prior year credits and uncertain tax positions. Excluding the impact of those discrete items, the effective tax rate for continuing operations for the three months ended January 31, 2013 and 2012 was approximately 36.9% and 40.5%, respectively and 36.7% and 39.8% for the six months of fiscal year 2013 and 2012, respectively.

Our Mexico subsidiary has undistributed earnings and it is our intention to continue to permanently reinvest the prior year cumulative undistributed earnings of that subsidiary. Additionally, any undistributed earnings of the Italian subsidiary are considered to be permanently reinvested. Accordingly, no provision for United States income taxes has been provided with respect to those undistributed earnings. Upon repatriation of any earnings including the current year earnings in Mexico, we will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $52,000 and $89,000 for the second quarter of fiscal year 2013 and 2012, respectively, and a loss of $154,000 and $615,000 for the first six months of fiscal year 2013 and 2012, respectively. We discontinued our agricultural chemicals segment in fiscal year 2008. In connection with dismantling of related equipment in Mexico, we incurred $37,000 and $337,000 for the three month periods and $72,000 and $380,000 for the six month periods ending January 31, 2013 and 2012, respectively. The amounts incurred in fiscal year 2012 were primarily expenses related to an accident that occurred during dismantling. We sold our animal health business in March 2012. For the three and six month periods ending January 31, 2013, we included costs related to that business of $15,000 and $82,000, respectively. The six-month period amount included $57,000 for a post closing inventory adjustment that was recognized as a loss on sale of the business in the first fiscal quarter. For the three and six months ended January 31, 2012 we included results of operations of that business of $248,000 and a net loss of $235,000, respectively.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $8.6 million for the first six months of fiscal year 2013 as compared to $14.5 million for the comparable period in 2012. Cash flows from operating activities during the current period were favorably impacted by a $4.4 million reduction in trade accounts receivable from lower sales in each of our business segments for the current period as compared to the end of the fourth quarter of fiscal year ended 2012. Operating cash flows were unfavorably impacted by a $1.7 million increase in inventories primarily due to the timing of creosote purchases and, to a lesser extent, higher inventories in our electronic chemicals segment. Accounts Receivable-other increased by $2.6 million including $1.8 million resulting from payments of estimated income taxes for the current period.

Net cash used in investing activities in the first six months of fiscal 2013 and 2012 was $2.8 million and $2.7 million, respectively. In each case, the investment was mainly for additions to property, plant and equipment in the electronic chemicals business, primarily for distribution and production equipment.

Net cash used in financing activities was $2.2 million in the first six months of fiscal year 2013 as compared to $11.6 million in the prior year period. In the first six months of fiscal year 2013, we made net payments of $2.0 million on our revolving loan. In the prior year period we made principal payments of $11.3 million on the term loan indebtedness to pay it off entirely, borrowed $3.1 million on our revolving loan, and cleared the book overdraft outstanding at July 31, 2011 of $2.9 million. The book overdraft represented the amount in excess of the bank cash balance necessary to fund the checks that were paid but not yet cleared.

In the second quarter of fiscal years 2013 and 2012, we paid dividends of $345,000 and $284,000, respectively. In the six month periods ended January 31, 2013 and 2012, we paid dividends of $687,000 and $567,000, respectively. Beginning with the third quarter of fiscal year 2012, we increased our quarterly dividend to $0.03 per share from $0.025 per share. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At January 31, 2013, we had $2.0 million outstanding under the revolving facility, and $58.0 million of available borrowing capacity.

Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Debt

To finance the acquisition of the electronic chemicals business in December 2007, we entered into a credit agreement and a note purchase agreement with Wachovia Bank, National Association, a subsidiary of Wells Fargo & Co., Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company. The credit facility included a revolving loan facility, and a term loan facility.

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

Advances under the revolving loan mature December 31, 2016. They each bear interest at a varying rate of LIBOR plus a margin based on our funded debt to EBITDA ratio, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	2.75%
Equal to or greater than 2.5 to 1.0, but less than 3.0 to 1.0	2.50%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.25%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	2.00%
Less than 1.5 to 1.0	1.75%

Advances under the revolving loan bear interest at 2.20% as of January 31, 2013 (LIBOR plus 2.00%). At January 31, 2013, $2.0 million was outstanding on the revolving facility.

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

The financing for the acquisition of the electronic chemicals business in fiscal year 2008 included a $20.0 million note purchase agreement with the Prudential Insurance Company of America. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2013, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. On January 31, 2013, we were in compliance with all of our debt covenants.

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

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, except that the actions of the Persistent Organic Pollutants Review Committee of the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products. In October 2012, the review committee recommended the listing of penta as a persistent organic pollutant (POP). The review committee comprises representatives from countries that have ratified the treaty known as the Stockholm Convention, which include Canada and Mexico but not the United States. The listing is the initial step in restricting or prohibiting uses of penta in countries that have approved the treaty. The action taken in October 2012 by the review committee is only the initial step in the process. The full Conference of the Parties of the Stockholm Convention must approve the listing, and if approved, a decision must be made on whether to merely restrict the uses of penta or prohibit use entirely. We disagree with the action of the review committee, and will incur substantial expenses for testing and other regulatory costs to respond to their action. Although the POP review is a multi-year process, no assurance can be given that the ultimate action of the Conference of the Parties will not have a material adverse affect on our financial condition and results of operation.

ITEM 5.	OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for next annual meeting of shareholders, if such recommendations are received in writing, addressed to the chair of the committee, Mr. John C. Hunter, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 2, 2013.

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

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: March 12, 2013

J. Neal Butler
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: March 12, 2013

John V. Sobchak
Vice President and Chief Financial Officer