Form 10-Q
period 2013-04-30
KMG CHEMICALS INC
filed 2013-06-10
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 10, 2013, there were 11,522,321 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	April 30, 2013	July 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,098	$1,633
Accounts receivable
Trade, net of allowances of $92 at April 30, 2013 and $16 at July 31, 2012	26,854	28,933
Other	4,304	960
Inventories, net	44,514	40,661
Current deferred tax assets	1,425	1,417
Prepaid expenses and other	3,309	2,057

Total current assets	85,504	75,661

Property, plant and equipment, net	67,423	68,026
Deferred tax assets	1,158	1,129
Goodwill	3,778	3,778
Intangible assets, net	14,757	14,980
Restricted cash	1,000	1,000
Other assets, net	3,667	3,116

Total assets	$177,287	$167,690

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,382	$21,855
Accrued liabilities	5,109	4,595
Employee incentive accrual	1,154	2,227

Total current liabilities	29,645	28,677

Long-term debt, net of current maturities	22,000	24,000
Deferred tax liabilities	7,827	7,046
Other long-term liabilities	1,544	1,200

Total liabilities	61,016	60,923

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,516,609 shares issued and outstanding at April 30, 2013 and 11,405,808 shares issued and outstanding at July 31, 2012	115	114
Additional paid-in capital	26,738	26,022
Accumulated other comprehensive loss	(3,144)	(4,339)
Retained earnings	92,562	84,970

Total stockholders’ equity	116,271	106,767

Total liabilities and stockholders’ equity	$177,287	$167,690

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net sales	$59,929	$66,579	$182,224	$205,093
Cost of sales	43,596	45,973	130,082	148,671

Gross profit	16,333	20,606	52,142	56,422

Distribution expenses	6,399	7,418	19,374	19,290
Selling, general and administrative expenses	5,579	6,320	18,113	18,390

Operating income	4,355	6,868	14,655	18,742

Other income/ (expense)
Interest expense, net	(388)	(504)	(1,194)	(1,609)
Other, net	(49)	(48)	(175)	(195)

Total other expense, net	(437)	(552)	(1,369)	(1,804)

Income from continuing operations before income taxes	3,918	6,316	13,286	16,938
Provision for income taxes	(1,026)	(2,417)	(4,531)	(6,643)

Income from continuing operations	2,892	3,899	8,755	10,295

Discontinued operations
Income/ (loss) from discontinued operations, before income taxes	(33)	182	(187)	(434)
Income tax benefit/ (expense)	6	(116)	57	101

Income/ (loss) from discontinued operations	(27)	66	(130)	(333)

Net income	$2,865	$3,965	$8,625	$9,962

Earnings per share
Basic
Income from continuing operations	$0.25	$0.34	$0.76	$0.91
Income/ (loss) from discontinued operations	—	0.01	(0.01)	(0.03)

Net income	$0.25	$0.35	$0.75	$0.88

Diluted
Income from continuing operations	$0.25	$0.33	$0.76	$0.89
Income/ (loss) from discontinued operations	—	0.01	(0.01)	(0.03)

Net income	$0.25	$0.34	$0.75	$0.86

Weighted average shares outstanding
Basic	11,513	11,363	11,476	11,355
Diluted	11,580	11,539	11,574	11,523

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net income	$2,865	$3,965	$8,625	$9,962
Other comprehensive income/ (loss)
Foreign currency translation gain/ (loss)	(772)	44	1,195	(1,721)

Total other comprehensive income/ (loss)	(772)	44	1,195	(1,721)

Total comprehensive income	$2,093	$4,009	$9,820	$8,241

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended April 30,
	2013	2012
Cash flows from operating activities
Net income	$8,625	$9,962
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,407	5,285
Amortization of loan costs included in interest expense	34	107
Stock-based compensation expense	455	572
Bad debt expense	78	—
Inventory valuation adjustment	(340)	370
(Gain)/ loss on disposal of property	59	(40)
(Gain)/ loss on sale of animal health business	57	(90)
Deferred income tax expense	783	654
Tax benefit from stock-based awards	(569)	(179)
Changes in operating assets and liabilities
Accounts receivable — trade	2,229	7,159
Accounts receivable — other	(3,339)	138
Inventories	(3,268)	(4,582)
Other current and noncurrent assets	(1,819)	(1,045)
Accounts payable	1,309	1,503
Accrued liabilities and other	(158)	3,117

Net cash provided by operating activities	9,543	22,931

Cash flows from investing activities
Proceeds from sale of animal health business	—	10,203
Changes in restricted cash	—	(1,000)
Proceeds from sale of property	—	33
Additions to property, plant and equipment	(3,785)	(3,887)

Net cash provided by/ (used in) investing activities	(3,785)	5,349

Cash flows from financing activities
Net payments under revolving credit agreement	(2,000)	(9,946)
Principal payments on borrowings on term loan	—	(11,333)
Proceeds from exercise of stock options	70	32
Tax benefit from stock-based awards	569	179
Book overdraft	—	(2,852)
Payment of dividends	(1,032)	(908)

Net cash used in financing activities	(2,393)	(24,828)

Effect of exchange rate changes of cash	100	(84)
Net increase in cash and cash equivalents	3,465	3,368
Cash and cash equivalents at beginning of period	1,633	1,826

Cash and cash equivalents at end of period	$5,098	$5,194

Supplemental disclosures of cash flow information
Cash paid for interest	$1,163	$1,485
Cash paid for income taxes	$5,254	$3,625

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

2. Discontinued Operations

In fiscal year 2008, the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. In connection with the dismantling of related equipment, the Company incurred costs of $33,000 and $105,000 for the three and nine months ended April 30, 2013, respectively, and $200,000 and $580,000 for the three and nine months ended April 30, 2012, respectively, reported as loss from discontinued operations, before income taxes.

On March 1, 2012, the Company sold its animal health business that had comprised the animal health segment to Bayer Healthcare LLC. There were no costs recorded during the three months ended April 30, 2013 and $82,000 was recorded for the nine months ended April 30, 2013, for certain post-closing adjustments and costs which were reported as a loss from discontinued operations, before income taxes. The nine month period amount included $57,000 for a post-closing inventory adjustment that was recognized as loss on sale of the business in the first fiscal quarter. For the three and nine months ended April 30, 2012, income (loss) from discontinued operations before income taxes, included the gain on sale of approximately $90,000.

The results of operations on the animal health business reported in discontinued operations were as follows, in thousands:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net sales	$—	$1,341	$57	$5,783
Income/ (loss) before income tax	—	292	(25)	56

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)
Income from continuing operations	$2,892	$3,899	$8,755	$10,295
Income/ (loss) from discontinued operations	(27)	66	(130)	(333)

Net income	$2,865	$3,965	$8,625	$9,962

Weighted average shares outstanding-basic	11,513	11,363	11,476	11,355
Dilutive effect of options and stock awards	67	176	98	168

Weighted average shares outstanding-diluted	11,580	11,539	11,574	11,523

Basic earnings per share
Basic earnings per share from continuing operations	$0.25	$0.34	$0.76	$0.91
Basic earnings per share on income/ (loss) from discontinued operations	—	0.01	(0.01)	(0.03)

Basic earnings per share	$0.25	$0.35	$0.75	$0.88

Diluted earnings per share
Diluted earnings per share from continuing operations	$0.25	$0.33	$0.76	$0.89
Diluted earnings per share on income/ (loss) from discontinued operations	—	0.01	(0.01)	(0.03)

Diluted earnings per share	$0.25	$0.34	$0.75	$0.86

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were approximately 21,200 shares for the three months ended April 30, 2013, and an average of approximately 8,300 shares for the nine months ended April 30, 2013 of potentially dilutive securities not included in the computation of diluted earnings per share, and there were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and nine months ended April 30, 2012.

4. Inventories

Inventories are summarized in the following table (in thousands):

	April 30, 2013	July 31, 2012
Raw materials	$6,086	$5,846
Work in process	1,036	896
Supplies	1,472	1,405
Finished products	36,079	33,007
Less reserve for inventory obsolescence	(159)	(493)

Inventories, net	$44,514	$40,661

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30, 2013	July 31, 2012
Land	$9,452	$9,034
Buildings and improvements	36,119	35,578
Equipment	50,617	45,924
Leasehold improvements	143	143

	96,331	90,679
Less accumulated depreciation and amortization	(34,208)	(28,824)

	62,123	61,855
Construction-in-progress	5,300	6,171

Property, plant and equipment, net	$67,423	$68,026

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2012. The Company recognized stock-based compensation costs of approximately $158,000 and $333,000 for the three months ended April 30, 2013 and 2012, respectively, and recognized $455,000 and $572,000 for the nine months ended April 30, 2013 and 2012, respectively. The Company also recognized the related tax benefits of $53,000 and $128,000 for the three months ended April 30, 2013 and 2012, respectively, and $163,000 and $224,000 for the nine months ended April 30, 2013 and 2012, respectively. Stock-based compensation costs are recorded as selling, general and administrative expenses in the condensed consolidated statements of income.

As of April 30, 2013, the unrecognized compensation costs related to stock-based awards was approximately $413,000, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the nine months ended April 30, 2013 is presented below. No options were granted in the first nine months of fiscal years 2013 or 2012:

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2012	180,000	$4.13
Granted	—	—
Exercised	(107,000)	4.16
Forfeited/expired	—	—

Outstanding on April 30, 2013	73,000	4.10

The following table summarizes information about stock options outstanding at April 30, 2013 based on fully vested (currently exercisable) stock option awards and stock options awards expected to vest:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Fully vested and currently exercisable	58,000	$4.03	7.17	$831
Expected to vest	15,000	4.37	10.86	210

Total outstanding stock options	73,000	4.10	7.93	$1,041

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on April 30, 2013.

There were 27,000 and 107,000 options exercised in the three and nine months ended April 30, 2013, respectively, with an intrinsic value of $423,000 and $1.6 million, respectively. An option for 10,000 shares was exercised during the three and nine months ended April 30, 2012, with an intrinsic value of $152,000.

Performance Shares

On August 1, 2012, there were 227,609 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. During the nine months ended April 30, 2013, there were no shares vested and there were 141,059 performance-based shares granted, which reflected the maximum number of shares under the award. The fair value of the award was measured on the grant date of December 4, 2012 using the Company’s closing stock price of $18.75. Stock-based compensation on the award will be recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending July 31, 2015, based on the number of shares expected to vest at the end of the measurement period. As of April 30, 2013, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2013, 2012 and 2011, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
Fiscal Year 2013 Award
12/04/2012	Series 1	141,059	$18.75	07/31/2015	15%	21,159

		141,059				21,159

Fiscal Year 2012 Awards
2/27/2012	Series 1	300	$18.08	07/31/2014	10%	30
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				30

10/28/2011	Series 1	15,300	$15.30	07/31/2014	10%	1,530
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				1,530

10/11/2011	Series 1	58,987	$14.16	07/31/2014	10%	5,899
10/11/2011	Series 2	39,324	$14.16	07/31/2014	0%	—

		98,311				5,899

Fiscal Year 2011 Award
12/7/2010	Series 1	61,980	$15.65	07/31/2013	20%	12,396
12/7/2010	Series 2	41,318	$15.65	07/31/2013	0%	—

		103,298				12,396

Total		368,668				41,014

Series 1: For the fiscal year 2011 and 2012 awards vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three year period. For the fiscal year 2013 award vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is based on performance through April 30, 2013 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For the fiscal year 2011 and 2012 awards, the expected percentage of vesting is based on performance through April 30, 2013 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding was $17.02 and $15.10 at April 30, 2013 and August 1, 2012, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the nine months ended April 30, 2013 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested on August 1, 2012	5,769	$15.65
Granted (1)	19,184	18.91
Vested (1)	(19,184)	18.91
Forfeited	—	—

Non-vested on April 30, 2013	5,769	15.65

(1)	Reflects 6,592 shares, 6,472 shares and 6,120 shares granted to non-employee directors on August 28, 2012, December 4, 2012, and February 26, 2013 respectively, for service for the three month periods ended August 31, 2012, November 30, 2012 and February 28, 2013 respectively. The shares vest on the date of grant and the Company recognizes compensation expense related to the awards over the respective three-month service periods in accordance with GAAP.

The total fair value of shares vested during the nine months ended April 30, 2013 and 2012 was approximately $363,000 and $305,000, respectively.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	April 30, 2013
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,072)	92
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(54)	63
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(802)	498

Total intangible assets subject to amortization	8.0	$6,581	$(5,928)	653

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,757

	Number of Years	July 31, 2012
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,053)	111
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(46)	71
Electronic chemicals-value of product qualifications (5 years)	5.0	1,300	(606)	694

Total intangible assets subject to amortization	8.0	$6,581	$(5,705)	876

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,980

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $74,000 and $104,000 for the three month periods ended April 30, 2013 and 2012, respectively, and approximately $224,000 and $471,000 for the nine month periods ended April 30, 2013 and 2012, respectively

8. Dividends

Dividends of approximately $345,000 ($0.03 per share) and $341,000 ($0.03 per share) were declared and paid in the third quarter of fiscal years 2013 and 2012, respectively. Dividends of approximately $1.0 million ($0.09 per share) and $908,000 ($0.08 per share) were declared and paid in the first nine months of fiscal years 2013 and 2012, respectively.

9. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Sales
Electronic chemicals	$36,333	$39,422	$111,487	$116,396
Wood treating chemicals	23,525	27,157	70,408	88,697

Total sales for reportable segments	$59,858	$66,579	$181,895	$205,093

Depreciation and amortization
Electronic chemicals	$1,665	$1,510	$4,754	$4,413
Wood treating chemicals	102	111	314	384
Other (1)	136	119	339	488

Total consolidated depreciation and amortization	$1,903	$1,740	$5,407	$5,285

Segment income from operations (2)
Electronic chemicals	$2,978	$3,904	$10,479	$9,088
Wood treating chemicals	2,546	3,932	8,132	12,403

Total segment income from operations	$5,524	$7,836	$18,611	$21,491

(1)	Includes depreciation related to discontinued operations for prior year periods.
(2)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and nine months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Electronic chemicals	$1,185	$1,471	$3,816	$3,977
Wood treating chemicals	1,037	1,159	3,269	3,165

Total corporate overhead expense allocation	$2,222	$2,630	$7,085	$7,142

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Sales
Total sales for reportable segments	$59,858	$66,579	$181,895	$205,093
Other (1)	71	—	329	—

Net sales	$59,929	$66,579	$182,224	$205,093

Segment income from operations
Total segment income from operations	5,524	7,836	$18,611	$21,491
Other corporate expense, net (2)	(1,169)	(968)	(3,956)	(2,749)

Operating income	4,355	6,868	14,655	18,742
Interest expense, net	(388)	(504)	(1,194)	(1,609)
Other expense, net	(49)	(48)	(175)	(195)

Income from continuing operations before income taxes	$3,918	$6,316	$13,286	$16,938

(1)	Primarily reflects fees from the transition services agreement in connection with the sale of the animal health business. That agreement terminated on March 1, 2013.
(2)	Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock and expenses incurred to pursue potential acquisition opportunities.

10. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	April 30, 2013	July 31, 2012
	(Amounts in thousands)
Senior secured debt
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Secured debt
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 1.50% (1.70% at April 30, 2013)	2,000	4,000

Total debt	22,000	24,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$22,000	$24,000

To finance the acquisition of the electronic chemicals business in December 2007, the Company entered into an amended and restated credit agreement and a note purchase agreement. The amended and restated credit agreement is now with Wells Fargo Bank, National Association, and with Bank of America, N.A. The note purchase agreement is now with The Prudential Insurance Company of America and Pruco Life Insurance Company.

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. The Company amended these facilities several times, most recently in April and in May 2013 to increase the amount that may be borrowed under the revolving loan up to $110.0 million, to include an accordion feature that allows for an additional revolving loan increase of up to $25.0 million with approval from the Company’s lenders, and to extend the maturity date of the revolving loan facility to April 30, 2018. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

The revolving loan bears interest at a varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 2.5 to 1.0	2.25%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.00%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	1.75%
Less than 1.5 to 1.0	1.50%

Advances outstanding under the revolving loan bear interest at 1.70% as of April 30, 2013 (LIBOR plus 1.50%). The amount outstanding on the revolving loan at April 30, 2013 was $2.0 million. See Note 13 for a description of the subsequent event pertaining to the closing of the Company’s acquisition of the Ultra Pure Chemicals subsidiaries of OM Group, Inc., and the increase in the Company’s borrowing under the revolving loan at May 31, 2013 to $67.0 million.

During the first quarter of fiscal year 2012 the Company repaid the outstanding balance of the term loan with borrowings on the revolving loan and in a November 2011 amendment, that aspect of the facility was deleted. Before the term loan facility was paid off and removed from the amended and restated credit agreement, the term facility required principal payments of $458,333 per month for the first 24 months, then, beginning January 2010, principal payments became $666,667 per month for the balance of the term prior to maturity.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2013, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit agreement and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for extraordinary items, with lender consent) of 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0.

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate from continuing operations for the three and nine month period ended April 30, 2013 of 26.2% and 34.1%, respectively, includes the impact of certain discrete tax items related to prior year credits and uncertain tax positions. Excluding the impact of those discrete items, the effective tax rate for continuing operations for the three months ended April 30, 2013 and 2012 was approximately 33.8% and 38.3%, respectively, and 35.9% and 39.2% for the nine months of fiscal year 2013 and 2012, respectively. In general, differences between these effective tax rates and the rate of 35.0% are primarily due to foreign and state income taxes.

The Company recorded a liability for its uncertain tax position in Italy in the amount of $358,000, which includes penalties and interest, in the quarter ended January 31, 2013. However, the Company does not expect all of this amount to result in cash payments, as the Company would be able to utilize available net operating losses. These uncertain tax positions primarily relate to transfer pricing. The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. Prior to the quarter ended January 31, 2013, the Company did not record any uncertain tax positions.

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

A lawsuit was filed against the Company’s wholly-owned subsidiary, KMG de Mexico, relating to the title to the land on which its facility in Matamoros is located. The plaintiffs claim that their title to the land is superior to the person from whom our subsidiary bought the land. The plaintiffs are seeking to have our subsidiary’s purchase overturned, and to recover the land and certain improvements or their value. The lawsuit was initially filed in 1998 in Matamoros, Mexico under Adolfo Cazares Rosas, et al vs. KMG de Mexico and Guillermo Villarreal. In January 2008, the case was sent by the appeals court back to the lower court to obtain additional factual information, and on April 20, 2009 the plaintiffs were required to re-file the case in the First Civil Court in Matamoros, Tamaulipas, Mexico as Adolfo Cazares, Luis Escudero and Juan Cue vs. KMG de Mexico and Guillermo Villarreal. In June 2011 the lower court ruled against KMG de Mexico, and held that the plaintiffs had superior title to the land, but that verdict was overturned on appeal in May 2012, and the case will be returned to the trial court for further action. The Company intends to continue to vigorously defend KMG de Mexico.

The Company’s subsidiary in Italy is currently under examination by the taxing authority there for the three year period ended July 31, 2011. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately €1.3 million of additional income tax, and further adjustments were proposed in May 2013 in the amount of €404,000 (in each case including interest and penalties). If all the adjustments are sustained, the additional tax for the years 2010 through 2011 would total approximately $2.3 million (including interest and penalties, at an exchange rate of 1.307 $/€). The Company provided additional information in response to the proposed adjustments, but the taxing authority reaffirmed its original determination, and assessed tax based on its original adjustments. The Company recorded a liability for an uncertain tax position for items in the amount of $358,000. See Note 11 for further discussion. The Company intends to continue vigorously defending its tax position. The ultimate outcome of this examination is subject to uncertainty.

In May 2013 the taxing authority in Italy assessed additional registration tax against the Company’s subsidiary in Italy based on their increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007. The assessment is for €770,000 (or approximately $1.0 million, at an exchange rate of 1.307 $/€), including interest and penalties. The Company must respond to the taxing authority by July 19, 2013. The Company intends to vigorously defend its tax position. The ultimate outcome of this assessment is subject to uncertainty.

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

13. Acquisition

The Company announced on June 3, 2013 that it had completed its acquisition of the Ultra Pure Chemicals subsidiaries of OM Group, Inc. (“OM Group”) located in the United States, England, Singapore and France. The purchase price was $63.3 million in cash, including approximately $17.3 million of working capital. The subsidiaries sell high purity, wet process chemicals to the semiconductor industry. The Company completed the acquisition by borrowing on the revolving loan under a revised credit facility, and the amount borrowed under the Company’s revolving loan facility increased to $67.0 million on May 31, 2013. The revised credit facility consisted of facility amendments entered in April and May 2013 with our current lenders: (i) a fourth and a fifth amendment to the amended and restated credit agreement with Wells Fargo Bank, National Association, and Bank of America, N.A., and (ii) amendment no. 4 and no. 5 to the note purchase agreement and limited consent with The Prudential Insurance Company of America. See Note 10 for further discussion.

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

Acquisition

The Company announced on June 3, 2013 that it had completed its acquisition of the Ultra Pure Chemicals subsidiaries of OM Group, Inc. (“OM Group”) located in the United States, England, Singapore and France. The purchase price was for $63.3 million in cash, including approximately $17.3 million of working capital. The subsidiaries sell high purity, wet process chemicals to the semiconductor industry. The purchase agreements pertaining to this acquisition are attached in Part 1, Item 6 of this report.

Sale of the Animal Health Business

On March 1, 2012, we sold certain assets of our animal health business to Bayer Healthcare, LLC for a purchase price of approximately $10.2 million, including $1.0 million held in escrow. The escrowed amount is being held pending final acceptance by the United States Environmental Protection Agency of certain studies being performed at its request on tetrachlorvinphos. We retained the real estate and building at our facility in Elwood, Kansas, but that facility has since been leased for two years to another manufacturer in the animal health business who took over operations there, including our employees. The lessee has an option to purchase the facility.

Results of Operations

Three and Nine Month Periods Ended April 30, 2013 compared with Three and Nine Month Periods Ended April 30, 2012

Segment Net Sales

Segment data is presented for our two reportable segments for the three and nine month periods ended April 30, 2013 and 2012. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(Amounts in thousands)
Sales
Electronic chemicals	$36,333	$39,422	$111,487	$116,396
Wood treating chemicals	23,525	27,157	70,408	88,697

Total sales for reportable segments	$59,858	$66,579	$181,895	$205,093

Net Sales

Net sales for reportable segments decreased $6.7 million, or 10.1%, to $59.9 million in the third quarter of fiscal year 2013 as compared to $66.6 million for the same period of the prior year. For the nine month periods, net sales for reportable segments decreased $23.2 million, or 11.3% to $181.9 million from $205.1 million. The decrease for the quarter was primarily due to a decrease in volume in both electronic chemicals and creosote sales. For the nine months, lesser creosote sales accounted for over 80% of the decline, primarily on lower volumes, and electronic chemicals accounted for the balance.

In the third quarter of fiscal year 2013, the electronic chemicals segment had net sales of $36.3 million, a decrease of $3.1 million, or 7.8%, as compared to $39.4 million for the prior year period. For the nine month periods, net sales in the electronic chemicals segment decreased $4.9 million, or 4.2% to $111.5 million from $116.4 million. The third quarter sales for fiscal year 2013 were affected by weakened demand in North America early in the quarter. We expect demand for our electronic chemicals to strengthen in the fourth quarter of fiscal year 2013.

Net sales of wood treating chemicals decreased $3.6 million, or 13.4%, to $23.5 million in the third quarter of fiscal year 2013 as compared to $27.2 million for the prior year period. For the nine month periods, net sales in the wood treating segment decreased $18.3 million, or 20.6%, to $70.4 million from $88.7 million. Creosote sales volume has been adversely impacted by customers who pre-treat railroad ties with boron solutions as a way of reducing the amount of creosote needed. Many customers have adopted that practice as a way of holding down costs.

Gross Profit

Gross profit decreased by $4.3 million, or 20.7%, to $16.3 million in the third quarter of fiscal year 2013 from $20.6 million in the same quarter of the prior year. For the nine month periods, gross profit decreased $4.3 million, or 7.6%, to $52.1 million from $56.4 million. Gross profit as a percentage of sales decreased to 27.3% in the third quarter of fiscal year 2013 from 30.9% in the third quarter of fiscal year 2012. For the nine month period, gross profit as a percentage of sales increased from 27.5% to 28.6%. The decrease in aggregate gross profit for the quarter was primarily due to decreased creosote sales volume.

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

Distribution Expenses

Distribution expenses were down to $6.4 million in the third quarter of fiscal year 2013 from $7.4 million in the prior year period, a 13.7% decrease. Distribution expenses were approximately 10.7% and 11.1% of net sales for the third quarter of fiscal years 2013 and 2012, respectively. Distribution expenses for the nine month periods ending April 30, 2013 and 2012 were $19.4 million and $19.3 million, respectively, essentially flat with the prior year period. Distribution expenses as percent of revenue for the nine month periods ending April 30, 2013 and 2012 were 10.6% and 9.4% of net sales, respectively. For the three month period ended April 30, 2013 we recognized lower freight expenses of approximately $770,000 in our electronic chemicals business due to a decline in shipments on lower sales as compared to the prior year period. Although the nine month period ended April 30, 2013 included higher freight expenses compared to the prior year period, which were attributable to an increase in average freight costs and a decline in shipments using our lowest cost carrier, these increases were mostly offset from reductions in costs related to inventory adjustments and hazardous waste disposal. Distribution expense is heavily concentrated in our electronic chemicals business.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $741,000, or 11.7%, to $5.6 million in the third quarter of fiscal year 2013 from $6.3 million in the same quarter of fiscal year 2012. Those expenses were 9.3% and 9.5% of net sales in the third quarter of fiscal years 2013 and 2012, respectively. For the nine month periods, those expenses decreased $277,000, or 1.5%, to $18.1 million from $18.4 million. Selling, general and administrative expenses for the nine month periods ending April 30, 2013 and 2012 were 9.9% and 9.0% of net sales, respectively. We incurred $1.4 million for acquisition transaction expenses, primarily for legal, due diligence, consulting and other professional services, in the first nine months of fiscal year 2013, and incurred $920,000 for waste disposal costs in the first nine months of fiscal year 2012. We recognized lower employee costs in the current year period primarily reflecting a decrease in bonus accrual of $870,000. For the three month period ended April 30, 2013, the reduction in selling, general and administrative expense mainly reflected lower employee bonus accrual.

Segment Income from Operations

In the third quarter of fiscal year 2013, operating income in the electronic chemicals segment was $3.0 million, a decrease of $926,000, or 23.7%, as compared to $3.9 million for the prior year period. For the nine month periods, operating income in the electronic chemicals segment increased $1.4 million, or 15.3%, to $10.5 million from $9.1 million. Operating income for the segment in the third quarter of fiscal year 2013 was depressed by weakened demand in North America. Even though segment sales for the nine month period were also lower in fiscal year 2013 as compared to the prior year, operating income improved in the current year over the prior year period, because of the completion of our electronic chemicals segment integration in fiscal year 2012. For the three month period, the decrease in operating income was due mostly to lower sales which were offset in part by lower operating expenses primarily from a reduction in distribution expense.

In our wood treating chemicals segment, operating income decreased $1.4 million, or 35.2%, to $2.5 million in the third quarter of fiscal year 2013 as compared to $3.9 million for the prior year period. For the nine month periods, operating income in the wood treating chemicals segment decreased $4.3 million or 34.4%, to $8.1 million from $12.4 million. The decrease in operating income was due primarily to lower creosote sales volume which decreased by approximately 15.1% for the quarterly period and 26.7% for the nine months’ period.

Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue potential acquisition opportunities. In the third quarter of fiscal year 2013, other corporate expense was $1.2 million, an increase of $201,000, or 20.8%, as compared to $968,000 for the prior year period. For the nine month periods, other corporate expense increased $1.2 million, or 43.9% to $4.0 million from $2.7 million. The increase in the nine month period was due to expenses of approximately $1.4 million, for acquisition expenses of the Ultra Pure Chemicals subsidiaries of OM Group. As we pursue our strategy, we expect to incur such expenses on a continuing basis in future periods, although we do not currently expect to be at the level experienced in the first nine months of fiscal year 2013. The amount and timing of such expenses, however, are difficult to predict with certainty as they vary with the availability of appropriate opportunities.

Interest Expense, net

Interest expense was $388,000 and $504,000 in the third quarter of fiscal years 2013 and 2012, respectively, and was $1.2 million and $1.6 million for the first nine months of fiscal year 2013 and 2012, respectively. The decrease in each period was due to lower borrowings on our loan facilities in fiscal year 2013 as compared to the same period of the prior year, because we paid down a portion of the outstanding balance on loans under that facility during fiscal years 2013 and 2012.

Income Taxes

The overall effective income tax rate from continuing operations for the three and nine month period ended April 30, 2013 of 26.2% and 34.1%, respectively, includes the impact of certain discrete tax items related to prior year credits and uncertain tax positions. Excluding the impact of those discrete items, the effective tax rate for continuing operations for the three months ended April 30, 2013 and 2012 was approximately 33.8% and 38.3%, respectively, and 35.9% and 39.2% for the nine months of fiscal year 2013 and 2012, respectively.

Our Mexico subsidiary has undistributed earnings and it is our intention to continue to permanently reinvest the undistributed earnings of that subsidiary for fiscal years through July 31, 2011. Additionally, any undistributed earnings of the Italian subsidiary are considered to be permanently reinvested. Accordingly, no provision for United States income taxes has been provided with respect to those undistributed earnings. Upon repatriation of any earnings including the current year earnings in Mexico, we will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potentially withholding taxes payable to the foreign country.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $33,000 and income before income taxes of $182,000 for the third quarter of fiscal year 2013 and 2012, respectively, and a loss before income taxes of $187,000 and $434,000 for the first nine months of fiscal year 2013 and 2012, respectively. We discontinued our agricultural chemicals segment in fiscal year 2008. In connection with the dismantling of related equipment in Mexico, we incurred $33,000 and $105,000 for the three and nine month periods ended April 30, 2013 and $200,000 and $580,000 for the three and nine month periods ending April 30, 2012, respectively. The amounts incurred in fiscal year 2012 were primarily expenses related to an accident that occurred during dismantling.

We sold our animal health business in March 2012. For the nine month period ending April 30, 2013, we reported a loss related to that previous business of $82,000, before income tax. The nine-month period amount included $57,000 for a post closing inventory adjustment that was recognized as a loss on sale of the business in the first fiscal quarter. For the three and nine months ended April 30, 2012 we reported income, before income tax from results of operations of that business of $292,000 and $56,000, respectively. For the three and nine months ended April 30, 2012, income (loss) from discontinued operations before income taxes included the gain on sale of approximately $90,000.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $9.5 million for the first nine months of fiscal year 2013 as compared to $22.9 million for the comparable period in 2012. Cash flows from operating activities during the current period were favorably impacted by a $2.2 million reduction in trade accounts receivable primarily from lower sales in our electronic chemicals business segment as compared to the end of fiscal year 2012. Operating cash flows were unfavorably impacted by a $3.3 million increase in inventories primarily due to the timing of creosote purchases, a $3.3 million increase in Accounts receivable – other, which included $2.5 million resulting from payments of estimated income taxes from the current period, and a $1.8 million increase in other current and noncurrent assets primarily due to the annual renewal of the Company’s insurance.

Net cash used in investing activities in the first nine months of fiscal 2013 was $3.8 million as compared to net cash provided of $5.3 million for the prior year period. In fiscal year 2012, net cash provided by investing activities included $10.2 million proceeds from the sale of the animal health business. For both periods the investment for additions to property, plant and equipment of $3.8 million and $3.9 million, respectively was mainly in the electronic chemicals business, primarily for distribution and production equipment.

Net cash used in financing activities was $2.4 million in the first nine months of fiscal year 2013 as compared to $24.8 million in the prior year period. In the first nine months of fiscal year 2013, we made net payments of $2.0 million on our revolving loan. In the prior year period we made principal payments of $11.3 million on the term loan indebtedness to pay it off entirely, had net payments of $9.9 million on our revolving loan, and cleared the book overdraft outstanding at July 31, 2011 of $2.9 million. The book overdraft represented the amount in excess of the bank cash balance necessary to fund the checks that were paid but not yet cleared.

In the nine month periods ended April 30, 2013 and 2012, we paid dividends of $1.0 million and $908,000, respectively. Beginning with the third quarter of fiscal year 2012, we increased our quarterly dividend to $0.03 per share from $0.025 per share. It is our policy to pay dividends from available cash after taking into consideration our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our board of directors may deem relevant.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At April 30, 2013, we had $2.0 million outstanding under the revolving facility, and up to an additional $108.0 million of available borrowing capacity. We increased the maximum available borrowing capacity in April 2013 in anticipation of the acquisition of the Ultra Pure Chemicals subsidiaries of OM Group. See Note 13 to the condensed consolidated financial statements for a description of the subsequent event pertaining to the closing of the Company’s acquisition of the Ultra Pure Chemicals subsidiaries of OM Group, and the increase in the Company’s borrowing under the revolving loan at May 31, 2013 to $67.0 million.

Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Debt

To finance the acquisition of the electronic chemicals business in December 2007, we entered into an amended and restated credit agreement and a note purchase agreement. The amended and restated credit agreement is now with Wells Fargo Bank, National Association, and with Bank of America, N.A. The note purchase agreement is now with The Prudential Insurance Company of America and Pruco Life Insurance Company.

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. We amended these facilities and the note purchase agreement several times, most recently in April and in May 2013 to increase the amount that may be borrowed under the revolving loan up to $110.0 million, to include an accordion feature that allows for an additional revolving loan increase of up to $25.0 million with approval from the Company’s lenders, and to extend the maturity date to April 30, 2018. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

Advances under the revolving loan mature April 30, 2018. They each bear interest at a varying rate of LIBOR plus a margin based on our funded debt to EBITDA ratio, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 2.5 to 1.0	2.25%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.00%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	1.75%
Less than 1.5 to 1.0	1.50%

Advances under the revolving loan bear interest at 1.70% as of April 30, 2013 (LIBOR plus 1.50%). At April 30, 2013, $2.0 million was outstanding on the revolving facility.

During the first quarter of fiscal year 2012 we repaid the outstanding advances under the credit facility’s term loan, and in a November 2011 amendment, that aspect of the facility was deleted. Before the term loan facility was paid off in October 2011, and removed from the credit facility, the term facility required principal payments of $458,333 per month for the first 24 months, then beginning January 2010 principal payments became $666,667 per month for the balance of the term prior to maturity.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2013, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit agreement and the note purchase agreement are secured by our assets, including inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of at least 1.5 to 1.0, a ratio of funded debt to EBITDA of no more than 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. On April 30, 2013, we were in compliance with all of our debt covenants.

Frequency of Say-on-Pay

Consistent with the voting results at the annual meeting of shareholders held in December 2011, we determined to hold an advisory vote on the compensation of our named executive officers annually until the next shareholder vote on the frequency of say-on-pay votes is required under Section 14A of the Securities Exchange Act of 1934, or until the Board of Directors otherwise determines that a different frequency for such votes is in our best interest and that of our shareholders.

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

The information set forth in Note 12 to the condensed consolidated financial statements is incorporated herein by reference.

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

10.27	Purchase Agreement between OM Group, Inc., OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals Ltd, KMG Electronic Chemicals, Ltd, KMG Electronic Chemicals Pte. LTD., KMG Electronic Chemicals, Inc. and KMG Chemicals. Inc. dated April 28, 2013.

10.28	Share Purchase Agreement between OM Group, Inc., OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals SAS and KMG Chemicals, Inc. dated April 28, 2013.

31.1	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Schema Document

101.CAL^	XBRL Calculation Linkbase Document

101.DEF^	XBRL Definition Linkbase Document

101.LAB^	XBRL Label Linkbase Document

101.PRE^	XBRL Presentation Linkbase Document

^	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ J. Neal Butler	Date: June 10, 2013
J. Neal Butler
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: June 10, 2013
John V. Sobchak
Vice President and Chief Financial Officer