Form 10-K
period 2013-07-31
KMG CHEMICALS INC
filed 2013-10-30
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of $19.55 on The New York Stock Exchange as of the last business day of our most recently completed second fiscal quarter (January 31, 2013) was $162.6 million.

As of October 28, 2013, there were 11,610,449 shares of the registrant’s common stock, par value $0.01, per share outstanding.

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

We have acquired and currently operate businesses selling electronic chemicals and industrial wood treating chemicals. Our electronic chemicals segment provides high purity and ultra purity, wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier of these wet process chemicals to the semiconductor industry in the United States, have a significant presence in Europe and an increasing presence in Asia. Our wood treating chemicals, pentachlorophenol, or penta, and creosote, are sold to industrial customers who use these preservatives primarily to extend the useful life of wood utility poles and railroad crossties. We are the only supplier of penta in North America, and we are the principal supplier of creosote in the United States to wood treaters who do not produce their own creosote.

For the twelve months ended July 31, 2013, we generated revenues of $263.3 million and net income of $9.3 million. On July 31, 2013, we had total long-term debt, net of current maturities, of $85.0 million, cash and cash equivalents of $13.9 million and total stockholders’ equity of $117.2 million.

Business Strategy

We seek to build long-term shareholder value through smart and efficient management of our existing operations, and through the rapid integration and optimization of acquired businesses. We favor businesses with stable markets, harvesting operational synergies and enhancing margins by bringing a focus to mature, specialty chemicals that large companies often ignore. Our actions are guided by our core values, which emphasize safety first, reliability to our customers, strength of character, respect for others and good stewardship of company assets. Three fundamental core strengths enable the successful execution of our strategy:

•

Operate. We seek to maximize cash flow by managing right-sized plants with the best-available technology. We enhance the value of our operations through our continual improvement program, which concentrates on customer satisfaction and efficient management of our resources to increase our profitability and cash flow.

•

Acquire. The cash flow generated by the businesses that we operate provides us with the ability to pursue further acquisitions in order to build on one of our existing segments, or to establish a new business platform for future growth. We employ a methodical approach to identify and evaluate potential acquisitions, only pursuing those that meet our financial and strategic criteria. Our discipline throughout the acquisition process maximizes the chances of long-term success.

•

Integrate. We have consistently improved our ability as an organization to integrate progressively larger and more complex acquisitions. Our focus is to maintain reliable service to our customers during the integration period, identify and harvest the long-term synergies, and efficiently absorb acquired businesses into our operations. An effective integration strategy is an essential precondition for our operational success.

Business Segments

Electronic Chemicals. Our electronic chemicals business sells high purity and ultra purity wet process chemicals primarily to the semiconductor industry. These chemicals are used to clean and etch silicon wafers in the production of semiconductors. The business was acquired in December 2007 from Air Products and Chemicals, Inc. (“Air Products”), and expanded with our purchases in May 2013 and in March 2010 of the electronic chemicals businesses of OM Group, Inc. (“OM Group”) and General Chemical Performance Products LLP (“General Chemical”), respectively. Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol, other specialty organic solvents and various blends of chemicals. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. We purchase the needed chemicals from various suppliers, and in some cases we purify those chemicals further. We are responsible for product purity levels, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in bulk and in containers, including bottles, drums and totes. This process is largely accomplished at our facilities in the Unites States, Europe and in Singapore, although we currently contract with General Chemical to produce certain products for us at its facility in California. With the purchase of the electronic chemicals business from OM Group, we now manage the chemicals usage of semiconductor customers at their sites in Singapore, a service known as Total Chemical Management (“TCM”). Our electronic chemicals business accounted for 63.0% of our net sales in fiscal year 2013, 58.5% in fiscal year 2012, and 59.3% in fiscal year 2011.

Wood Treating Chemicals. We supply penta and creosote to industrial customers who use these products to extend the useful life of wood, primarily utility poles and railroad crossties. Our penta products include solid blocks and concentrated solutions. Penta is used primarily to treat utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico. We sell solid penta to our customers, or dissolve it to make concentrated solutions of penta at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. We sell penta products in the United States and in Canada. The hydrochloric acid we produce as a byproduct of penta production is primarily sold in Mexico for use in the steel and oil well service industries. Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. In the last five years, production of wood crossties in North America has averaged 21.0 million ties annually. Almost all wood crossties are treated with creosote. We believe that about 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our wood treating chemicals constituted about 37.0% of our net sales in fiscal year 2013, 41.4% in fiscal year 2012 and 40.7% in fiscal year 2011.

Suppliers

In electronic chemicals we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity and ultra purity products to our customers. In particular, General Chemical operates their Bay Point, California facility under a manufacturing agreement with us to produce our principal source for hydrofluoric acid in North America. No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.

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

Customers

We sell our products to approximately 550 customers. One of our electronic chemicals customers, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2013, 2012 and 2011. In addition, one of our wood treating chemicals customers, Stella Jones Corporation, accounted for 10% or more of our revenues in fiscal years 2013, 2012 and 2011. No other customer accounted for 10% or more of our revenue in fiscal years 2013, 2012 and 2011. The loss of Intel or Stella Jones would have a material adverse effect on sales of our electronic chemicals and wood treating chemicals businesses, respectively. Assuming that the level of overall demand for wood treating chemicals remained the same, we do not believe that the loss of any other customer in that segment would have a material adverse effect on sales of our wood treating chemicals.

Marketing

We sell to our electronic chemicals customers through a combination of strategic account managers and other sales personnel organized by geographic region. Our wood treating chemicals are sold in the United States through an internal sales force.

Geographical Information

Sales made to customers in the United States were 76.0% of total revenues in fiscal year 2013, 84.0% in 2012 and 85.7% in 2011. Sales made outside of the United States were primarily electronic chemicals sold in Europe, Israel and Singapore. As of the end of fiscal year 2013, our property, plant and equipment were allocated, based on net book value, 53.5% in the United States and 46.5% elsewhere.

Competition

There are only a few firms competing with us in the sale of our products. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

In electronic chemicals in North America, we believe that we have the largest market share, and our principal competitors include Honeywell, Kanto Corporation and Avantor (formerly Mallinckrodt Baker). Internationally, we compete in Europe primarily with BASF, Technic and Honeywell, and in Asia with BASF, Kanto Corporation and others. We believe our market share in Europe is comparable to our competitors, and we do not participate materially in the market in Asia outside of Singapore.

In our electronic chemicals business, our customers demand that each of their suppliers and each product used to make their semiconductors go through a rigorous qualification process. Once a customer has qualified one or more suppliers and their products for one of its fabrication facilities, there is often substantial reluctance to switch to other suppliers.

The principal wood preserving chemicals for industrial users are penta, creosote and chromated copper arsenate, or CCA. We supply United States industrial users with both penta and creosote, but not CCA. We are the only manufacturer of penta in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta and that about 10% are treated with creosote. The remaining poles are treated primarily with CCA. We provide the wood treating industry in the United States with most of its annual consumption of creosote not produced for internal use by Koppers and other creosote distillers.

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

Employees

As of the end of fiscal year 2013, we had a total of 740 full-time employees. We employed 643 employees in our electronic chemicals segment, 63 employees in wood treating and 34 employees in administration and corporate. Approximately 17.0% of our employees are represented by labor unions, workers councils or comparable organization, particularly in Mexico and Europe.

Environmental and Safety Matters

Our operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the protection of the environment and human health and to safety, including those pertaining to chemical manufacture and distribution, waste generation, storage and disposal, discharges to waterways, and air emissions and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We devote significant financial resources to ensure compliance, and we believe that we are in substantial compliance with all the applicable laws and regulations.

We anticipate that the regulation of our business operations under federal, state and local environmental laws in the United States and abroad will increase and become more stringent over time. We cannot estimate the impact of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.

United States Regulation. Statutory programs relating to protection of the environment and human health and to safety in the United States include, among others, the following.

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and “Superfund”, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of specified substances, including under CERCLA those designated as “hazardous substances.” These persons include the present and certain former owners or operators of the site where the release occurred and those that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as disposal facilities where wastes were sent. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we generated materials that fall within CERCLA’s definition of hazardous substances. We may be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators and offsite facilities to which our wastes were transported and for associated damages to natural resources.

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws regulate the treatment, storage, disposal, remediation and transportation of wastes, specifically under RCRA those designated as “hazardous wastes.” The EPA and various state agencies have limited the disposal options for these wastes and impose numerous regulations upon the treatment, storage, disposal, remediation and transportation of them. Our operations generate wastes that are subject to RCRA and comparable state statutes. Furthermore, wastes generated by our operations that are currently exempt from treatment as hazardous wastes may be designated in the future as hazardous wastes under RCRA or other applicable statutes and, therefore, may be subject to more rigorous and costly treatment, storage and disposal requirements. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to comply with RCRA requirements, seeking administrative, civil, or criminal penalties and injunctive relief, to compel us to abate a solid or hazardous waste situation that presents an imminent or substantial endangerment to health or the environment.

Clean Water Act. The federal Clean Water Act imposes restrictions and strict controls regarding the discharge of wastes and fill materials into waters of the United States. Under the Clean Water Act, and comparable state laws, the government (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to comply with Clean Water Act requirements and enforce compliance through civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and of other pollutants. In the event of an unauthorized discharge of wastes, we may be liable for penalties and subject to injunctive relief.

Clean Air Act. The federal Clean Air Act (CAA), as amended, and comparable state and local laws restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to strictly comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, resulting in fines, injunctive relief (which could include requiring us to forego construction, modification or operation of sources of air pollutants) and imprisonment. While we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues, we do not believe that such requirements will have a material adverse effect on our operations.

Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has begun to regulate GHGs as pollutants under the CAA. By adopting rules regulating GHG emissions from motor vehicles, the EPA triggered requirements to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V permitting programs. The EPA has implemented the so-called “Tailoring Rule” requiring that only the larger sources of GHGs obtain permits for GHG emissions. EPA’s GHGs regulations, including the Tailoring Rule, are being challenged in court; we cannot predict the outcome of those challenges. There is still the possibility that federal legislation will be adopted to change the GHG permitting program put in place by the EPA, but to date, efforts at a comprehensive GHG legislative package (such as a cap and trade program) appear not to be moving forward in Congress. We may incur significant costs to control our emissions and comply with regulatory requirements associated with GHG permitting.

In addition to federal regulation, a number of states, individually and regionally, and localities also are considering implementing or have implemented GHG regulatory programs. These regional and state initiatives may result in so–called cap–and–trade programs, under which overall GHG emissions are limited and GHG emission “allowances” are then allocated and sold to and between persons subject to the program. These and possibly other regulatory requirements could result in our incurring material expenses to comply, e.g., by being required to purchase or to surrender allowances for GHGs resulting from our operations or otherwise being required to control or reduce emissions. It should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations in locations vulnerable to such events.

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

Foreign Regulation. We are subject to various laws, regulations and ordinances to protect the environment, human health and safety promulgated by the governmental authorities in Mexico, Europe, Singapore, and in other countries where we do business. Each country has laws and regulations concerning waste treatment, storage and disposal, discharges to waterways, air emissions and workplace safety and worker health. Their respective regulatory authorities are given broad authority to enforce compliance with environmental, health and safety laws and regulations, and can require that operations be suspended pending completion of required remedial action.

Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico, Europe, Singapore, and in other countries where we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta and creosote are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these laws has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the law’s registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.

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

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at www.sec.gov. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our stock trades under the ticker symbol “KMG” on the New York Stock Exchange. Except for portions of our proxy statement to be filed with the SEC, no information from either the SEC’s website or our website is incorporated herein by reference.

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

We operate in competitive markets. Certain of our competitors have substantially greater financial and technical resources than we do. Additionally, new competitors may enter our markets. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us. In electronic chemicals particularly, we compete with several very large, international companies. Our customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Competition in electronic chemicals is based on a number of factors, including price, freight economics, product quality and technical support. If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

We may experience a reduced demand for our wood treating chemicals, if the recent trend toward reducing creosote content in railroad crossties with a borate treatment continues, or if the demand for the wood products on which our chemicals are used decreases, and our business, results of operations, cash flow and financial condition may be adversely affected.

Our wood treating chemicals, penta and creosote, are sold into mature markets. The principal consumers of our wood treating chemicals are industrial wood treating companies who use our products to protect railroad crossties and wood utility poles from insect damage and decay. Recently, railroads have begun specifying that wooden crossties be treated with a borate solution in addition to being treated with creosote. This has the effect of reducing the amount of creosote used per railroad crosstie. We believe that practice will continue, and even expand in the near term. Any such expansion will adversely affect the volume of creosote that we sell and may have a material adverse effect on our business, financial condition and results of operations. In addition, our wood treating products are sold into relatively stable markets. Demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of railroads and electric utilities, and demand can vary with damage levels suffered from severe storms. A significant decline in either wood crosstie or utility pole sales could have a material adverse effect on our business, financial condition and results of operations.

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

We derive a significant portion of our revenues and operating income in our electronic chemicals and wood treating segments from sales of products to a small number of customers. As a result, the loss of Intel, Stella or another significant customer, or a material reduction of demand from any of those customers, could adversely affect our revenues and operating income.

We will continue to pursue new acquisitions or joint ventures, and any such transaction could result in operating or management problems that adversely affect operating results. We remain subject to the ongoing risks of successfully integrating and managing the acquisitions and joint ventures that are completed. In particular, we are now in the process of integrating our latest electronic chemicals business acquisition from OM Group, and no assurance can be given that the integration will achieve successfully all or most of the advantages sought in the acquisition.

The acquisitions we make expose us to the risk of integrating that acquisition. An integration effort impacts various areas of our business, including our management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.

In our electronic chemicals segment, we are now in the process of integrating the UPC subsidiaries acquired from OM Group at the end of May 2013. The size and complexity of that effort is substantial, particularly because of the number of facilities involved, the broad geography of the electronic chemicals footprint, and the detailed coordination required to meet the needs of our customers. We believe that a successful integration will allow us to achieve important advantages for our business and financial results, particularly from product sourcing and supply chain optimization. We currently anticipate that this integration effort will be completed in fiscal year 2015, and will begin to generate a substantial improvement in segment operating income. No assurance can be given, however, that the effort will not take longer or be more costly than currently believed, and no assurance can be given that all or most of the advantages sought in the integration will be obtained.

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

If pentachlorophenol is listed as a Persistent Organic Pollutant by under the Stockholm Convention, our ability to manufacture or sell our penta products may be adversely affected.

In October 2012, the United Nations Persistent Organic Pollutant Review Committee recommended continuing the process to consider classifying penta as a persistent organic pollutant (“POP”), and in October 2013 the committee confirmed that decision and concluded that the nature of penta and the chemicals to which it degrades satisfy the definition of a POP. The POP Review Committee comprises representatives from countries that have ratified the treaty known as the Stockholm Convention, which include Canada and Mexico but not the United States. The recent determination is the latest step toward classifying penta as a POP, and restricting or prohibiting uses of penta in countries that have approved the treaty. The full Conference of the Parties of the Stockholm Convention must approve the listing, and if approved, a decision must be made on whether to merely restrict the uses of penta or prohibit its use entirely. The next meeting of the POP Review Committee will be in late 2014, and will consider the impact of economic and social aspects on any decision respecting penta. If the committee reaches a conclusion at that time, its decision will then be submitted to the Conference of the Parties for consideration, perhaps in 2015. We will incur substantial expenses for testing and other regulatory costs to participate and respond to this process. Although the United States is not bound by the determination of the Conference of the Parties, because it did not adopt the Stockholm Convention treaty, Canada and Mexico are governed by treaty. Although the POP review is a multi-year process, no assurance can be given that the ultimate action of the Conference of the Parties will not have a material adverse affect on our financial condition and results of operation.

We are dependent on a limited number of suppliers for certain key raw materials, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of suppliers for certain key raw materials needed by our businesses, such as sulfuric, hydrofluoric and nitric acids and creosote. Those suppliers are subject to a variety of operational and commercial constraints that can adversely impact our supply. If we were to lose suppliers for key raw materials, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations. Our creosote supply agreement with our European supplier expires December 31, 2013. Although we are negotiating to extend that agreement, no assurance can be given that the effort will be successful, or if successful, that the new agreement will not contain price or other terms and conditions that are unfavorable and adversely affect our financial condition or results of operations.

The implementation of a new enterprise resource planning system could cause a financial statement error not to be detected, and could take longer and be more costly than anticipated.

We are in the process of implementing a new enterprise resource planning (“ERP”) system to replace our current system. This is a complex process, and the new system will result in changes to our internal controls over financial reporting, including disclosure controls and procedures. The possibility exists that the migration to new ERP system could adversely affect the effectiveness of our internal controls over financial reporting. Furthermore, no assurance can be given that the effort will not take longer or be more costly than currently believed.

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

Our creosote and penta product registrations are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that creosote and penta were eligible for re-registration, but the EPA proposed new restrictions on the use of those products that will require some of our customers to incur substantial additional costs and to revise certain operating procedures. The EPA also required that creosote and penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. Additionally, the cancer risk profile of penta is being reviewed under the National Toxicology Program. That review will establish a cancer risk profile that may prompt the EPA to reconsider its risk assessment, or subject penta to a greater degree of regulatory or commercial scrutiny. We cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for our creosote and penta products have been satisfied, and that all additional testing requirements have been satisfied. Even though EPA concluded that our wood treating chemicals were eligible for re-registration in 2008, we cannot assure you that our products will not be subject to further data submission requirements, or be subject to use or labeling restrictions, that may have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

Our use of hazardous materials exposes us to potential liabilities.

Our manufacturing and distribution of chemical products involves the controlled use of hazardous materials. Our operations, therefore, are subject to various associated risks, including chemical spills, discharges or releases of toxic or hazardous substances or gases, fires, mechanical failure, storage facility leaks and similar events. Our suppliers are subject to similar risks that may adversely impact the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products or goods treated with our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have a material adverse effect on our financial performance and results of operations.

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

Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our operating expenses, and we expect those expenses will continue in the future. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While Good Laboratory Practice standards specify the minimum practices and procedures that must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. We can provide no assurance that our resources will be adequate to meet the costs of regulatory compliance or that the cost of such compliance will not adversely affect our profitability.

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

The profitability of our business depends, to a degree, upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make our products, including penta solutions. High petroleum prices also affect the businesses of our customers. Our penta customers dissolve our product in petroleum to make a treating solution for utility poles. Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse effect on our results of operations. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices.

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

Our revenues depend significantly on the continued operation of our manufacturing facilities. The operation of our facilities involves risks, including the breakdown, failure, or substandard operation or performance of equipment, power outages, explosions, fires, earthquakes, other natural disasters, terrorism and other unscheduled downtime. The occurrence of material operational problems, the loss or shutdown of our facilities over an extended period of time due to these or other events could have a material adverse effect on our financial performance and operating results.

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

Our success is dependent on the management and leadership skills of our senior management team, including Christopher T. Fraser, our President and Chief Executive Officer, John V. Sobchak, our Chief Financial Officer, Ernest C. Kremling, our Vice President of Operations, Andrew Lau, our Vice President Electronic Chemicals and Roger C. Jackson, our General Counsel. While we have succession plans for these key positions, the loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

About 17.0% of our full-time employees are represented by labor unions, workers councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot assure you that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

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

We have facilities in the United States, Mexico, Europe and Singapore, and generate a significant portion of our sales in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in foreign currency exchange rates. At this time, the Euro is the functional currency of our operations in Europe. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico, Europe and Asia, and to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	January 2017

Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A

Fremont, California	Manufacture and Warehouse: Electronic Chemicals	1.1 acres	Leased	July 2014

Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A

Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A

Elwood, Kansas	Manufacture and Warehouse: Leased to unrelated party.	14.9 acres	Owned	N/A

Rousset, France	Warehouse: Electronic Chemicals	1.2 acres	Leased	December 2014

St. Cheron, France	Manufacture and Warehouse: Electronic Chemicals	4.0 acres	Owned	N/A

St. Fromond, France	Manufacture and Warehouse: Electronic Chemicals	71.6 acres	Owned	N/A

Milan, Italy	Manufacture and Warehouse: Electronic Chemicals	7.3 acres	Owned	N/A

Johor Bahru, Malaysia	Sales office	1,360 square feet	Leased	March 2014

Johor Bahru, Malaysia	Warehouse	750 square feet	Leased	May 2014

Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A

Singapore	Warehouses (2): Electronic Chemicals	12,240 square meters	Leased	May 2014 and March 2016

Riddings, UK	Manufacture and Warehouse: Electronic Chemicals	4.2 acres	Leased	August 2025

Although we have sold our animal health products business, we lease our Elwood, Kansas facility to an unrelated party that manufactures animal health products. We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the leases for our offices and facilities in Houston, Fremont, Malaysia and France are not renewed or are terminated, we can obtain other suitable facilities. If our warehouses and facilities in Singapore and the United Kingdom, respectively, were not renewed or terminated, no assurance can be given that we could obtain suitable substitutes without incurring substantial expense. We believe, however, that we will be able to renew our leases on acceptable terms and conditions at the end of their respective terms.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES

Our common stock, par value $.01 per share, is traded on The New York Stock Exchange (trading symbol KMG). As of October 11, 2013, there were 11,610,449 shares of common stock issued and outstanding held by approximately 500 shareholders of record, and more than 300 round lot holders. We moved our listing on June 20, 2012 to the New York Stock Exchange from the Nasdaq Global Market (trading symbol KMGB). The following table represents the high and low sale prices for our common stock as reported by the New York Stock Exchange for fiscal year 2013 and for the fourth quarter of fiscal year 2012 and by the Nasdaq Global Market during the first, second and third quarters of fiscal year 2012. The table also shows quarterly dividends we declared and paid during fiscal years 2013 and 2012.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2013
First Quarter	$19.55	$16.68	$0.03	$342,000
Second Quarter	19.74	16.43	0.03	345,000
Third Quarter	20.82	17.31	0.03	345,000
Fourth Quarter	23.72	18.40	0.03	346,000
Fiscal 2012
First Quarter	$16.93	$11.82	$0.025	$283,000
Second Quarter	18.50	13.69	0.025	284,000
Third Quarter	19.48	17.00	0.03	341,000
Fourth Quarter	19.72	16.14	0.03	341,000

We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2014 of $0.03 per share, or approximately $347,000. The current quarterly dividend rate represents an annualized dividend of $0.12 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We repurchased no shares in fiscal years 2013 or 2012.

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

The following information respecting our outstanding options, warrants and rights is provided as of July 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category Equity compensation plans approved by security holders	58,000	$4.03	566,077
Equity compensation plans not approved by security holders	—	—	—

Total	58,000	$4.03	566,077

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2013. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2013, and the balance sheet data as of July 31, 2013 and 2012, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the two fiscal years ended July 31, 2010, and the balance sheet data for the three fiscal years ended July 31, 2011, have been derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2013	2012	2011	2010	2009
Statement of Income Data (1)
Net sales	$263,311	$272,700	$255,596	$197,997	$179,789
Operating income	17,180	25,437	17,022	26,731	20,292
Income from continuing operations	9,486	14,315	9,418	15,177	9,889
Net income	9,348	13,825	9,729	15,330	10,215

Earnings per share from continuing operations-basic	$0.82	$1.26	$0.83	$1.36	$0.89
Income/(loss) per share from discontinued operations-basic	(0.01)	(0.04)	0.03	0.01	0.03

Earnings per share-basic	$0.81	$1.22	$0.86	$1.37	$0.92

Earnings per share from continuing operations-diluted	$0.82	$1.24	$0.82	$1.33	$0.88
Income/(loss) per share from discontinued operations-diluted	(0.01)	(0.04)	0.03	0.01	0.03

Earnings per share-diluted	$0.81	$1.20	$0.85	$1.34	$0.91

Cash Flow Data (1)
Net cash provided by operating activities	$20,272	$25,249	$12,713	$14,948	$26,502
Net cash provided by (used in) investing activities	(68,113)	4,043	(8,007)	(29,677)	(6,268)
Net cash provided by (used in) financing activities	59,992	(29,275)	(7,823)	12,616	(15,442)
Payment of dividends	1,378	1,249	1,017	894	887
Balance Sheet Data (1)
Total assets	$262,015	$167,690	$185,378	$176,021	$143,508
Long-term debt, net of current maturities	85,000	24,000	41,279	51,333	39,326
Total stockholders’ equity	117,240	106,767	96,530	84,778	70,977

(1)	Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions since fiscal 2009.

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

In fiscal year 2013, approximately 63.0% of our revenues were from electronic chemicals and 37.0% were from industrial wood preservation chemicals.

Our results of operations are impacted by various competitive and other factors including:

•	fluctuations in sales volumes;

•	raw material pricing and availability;

•	our ability to acquire and integrate new products and businesses; and

•	the difference between prices received by us for our specialty chemical products and the costs to produce those products.

Acquisition

On May 31, 2013, we completed our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, with facilities located in the United States, the United Kingdom, France and Singapore. The purchase price was $62.6 million. The subsidiaries sell high purity and ultra purity, wet process chemicals to the semiconductor industry. See Note 2 to the consolidated financial statements included in this report.

Sale of the Animal Health Business

On March 1, 2012, we sold certain assets of our animal health business to Bayer Healthcare, LLC for a purchase price of approximately $10.2 million, including $1.0 million held in escrow. The escrowed amount is being held pending final acceptance by the United States Environmental Protection Agency of certain studies being performed at its request on tetrachlorvinphos. We retained the real estate and building at our facility in Elwood, Kansas, but that facility has since been leased for two years to another manufacturer in the animal health business who took over operations there, including our employees. The tenant has an option to purchase the facility.

Results of Operations

Segment Data

Segment data is presented for our two reportable segments for the three fiscal years ended July 31, 2013, 2012 and 2011. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended July 31,
	2013	2012	2011
	(Amounts in thousands)
Sales:
Electronic chemicals	$165,755	$159,451	$151,481
Wood treating	97,185	113,034	104,115

Total sales for reportable segments	$262,940	$272,485	$255,596

Segment Sales

In fiscal year 2013, net sales from electronic chemicals were $165.8 million, an increase of $6.3 million, or 4.0%, over net sales of $159.5 million in fiscal year 2012. In fiscal year 2012, net sales in the electronic chemicals segment increased $8.0 million, or 5.3%, over net sales of $151.5 million in fiscal year 2011. In fiscal year 2013, the increase in net sales came from the acquisition of the UPC business subsidiaries of OM Group on May 31, 2013. That acquisition offset the demand decline that we experienced in North America beginning in the second quarter of fiscal year 2013. In fiscal year 2012, the increase in net sales came from greater volume and from price increases implemented to recover higher raw material costs.

Net sales of wood treating chemicals decreased by $15.8 million, or 14.0%, to $97.2 million in fiscal year 2013 from $113.0 million in fiscal year 2012. Net sales of wood treating chemicals in fiscal year 2012 increased by $8.9 million, or 8.6%, from $104.1 million in fiscal year 2011. The decrease in fiscal year 2013 in wood treating products net sales came from a reduction in demand as customers pre-treated railroad ties with a borate solution, and reduced the amount of creosote used in each tie. The increase in net sales of wood treating chemicals for fiscal year 2012 was due to higher sales in both of our wood treating chemical product lines. The increase in fiscal year 2012 in wood treating products net sales came from price increases implemented to recover increased costs.

Segment Income from Operations

Income from operations of the electronic chemicals segment was $14.0 million in fiscal year 2013, as compared to $13.4 million in fiscal year 2012 and $6.2 million in fiscal year 2011. Income from operations of electronic chemicals increased by $600,000, or 4.5% in fiscal year 2013 as compared to the prior year period, and increased by $7.2 million, or 115.8% in fiscal year 2012, as compared to the prior year period.

In fiscal year 2013, income from operations in electronic chemicals was burdened by approximately $577,000 for integration expenses, primarily for consulting services and travel expenses, but benefited by approximately $900,000 from the acquisition of the UPC business. The improvement in income from operations in fiscal year 2012 in electronic chemicals was achieved despite corporate overhead allocated to the segment that was approximately $1.3 million higher than in fiscal year 2011. Approximately half of the $7.2 million improvement came from improved efficiency in our supply chain operations. The balance of the improvement came from improved sales volume and from manufacturing efficiency realized after the consolidation of manufacturing operations from the General Chemical acquisition.

In fiscal year 2013, income from operations of the wood treating segment was $10.5 million as compared to $15.6 million in fiscal year 2012 and $14.8 million in fiscal year 2011. Income from operations for the wood treating segment decreased by $5.1 million, or 32.6% in fiscal year 2013 and increased by $856,000, or 5.8%, in fiscal year 2012 as compared to the respective prior year period.

In fiscal year 2013, income from operations in the wood treating segment suffered from a 16.3% decline in creosote sales volume, primarily because of the move by many customers to pre-treat railroad crossties with borate as a way of reducing the amount of creosote used to treat each crosstie. Income from operations in wood treating chemicals benefited in fiscal year 2012 from higher revenues, although there was a slight decline in operating margin. Overhead allocations to the segment increased by about $1.1 million over the fiscal year 2011. We also had higher costs in fiscal year 2012 of $1.2 million for waste disposal attributable to the segment which were partially offset by a reduction in railcar cleaning and repair expenses of $382,000.

Net Sales and Gross Profit

Net Sales and Gross Profit for Fiscal Year 2013 vs. Fiscal Year 2012

Net sales decreased $9.4 million, or 3.4% in fiscal year 2013 to $263.3 million from $272.7 million in fiscal year 2012. Despite an increase of $6.3 million in net sales from our electronic chemicals segment, net sales were down in the aggregate because of weak demand in North America beginning in the second quarter for electronic chemicals and a decline of approximately $15.8 million in net sales from our wood treating chemicals segment.

Gross profits decreased by $595,000, or 0.8%, to $76.5 million compared to $77.1 million in fiscal year 2012. The decrease in gross profit was the result of the decline in revenue offset by a small increase in the average gross profit margin. Gross profit as a percent of sales increased in fiscal 2013 to 29.0% from 28.3% in fiscal 2012. The small improvement was due to a shift in the weighted average composition of revenues.

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

Distribution and Selling, General and Administrative Expenses

Distribution and Selling, General and Administrative for Fiscal Year 2013 vs. Fiscal Year 2012

Distribution expenses increased to approximately $30.3 million in fiscal year 2013 from $26.8 million in fiscal year 2012, an increase of about $3.5 million, or 13.2%. The increase in distribution expense was due solely to the acquired electronic chemicals business. Distribution expense as a percent of sales historically has been significantly higher for a newly acquired electronic chemicals business as compared with the current electronic chemicals business. Distribution expense was 11.5% of net sales in fiscal year 2013 and 9.8% in fiscal year 2012. The increase in distribution expense as a percent of net sales in fiscal year 2013 was predominantly due to distribution expense in the UPC business acquired from OM Group. The electronic chemicals segment incurred approximately 82% of our distribution expense in fiscal 2013.

Selling, general and administrative expenses increased to $29.0 million in fiscal year 2013 from $24.9 million in fiscal year 2012, an increase of $4.1 million, or 16.6%. As a percentage of net sales, those expenses were 11.0% and 9.1% in fiscal years 2013 and 2012, respectively. The increase in fiscal year 2013 over the prior year was primarily because of transaction related expenses for our UPC acquisition of $2.1 million, for our integration of that acquisition of $577,000 and for expenses associated with the departure of our former President and CEO, J. Neal Butler of $1.5 million.

Distribution and Selling, General and Administrative for Fiscal Year 2012 vs. Fiscal Year 2011

Distribution expenses decreased to approximately $26.8 million in fiscal year 2012 from $28.8 million in fiscal year 2011, a decrease of about $2.0 million, or 7.1%. The decrease in distribution expense resulted from efficiency improvements in our electronic chemicals segment supply chain costs from the completion of the integration of the General Chemical acquisition. Distribution expense was 9.8% of net sales in fiscal year 2012 and 11.3% in the prior year. The electronic chemicals segment incurred approximately three-quarters of our distribution expense in fiscal year 2012.

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

Interest Expense

Interest expense was $1.8 million in fiscal year 2013, $2.1 million in fiscal year 2012 and $2.3 million in fiscal year 2011. We increased borrowings under our credit facility to complete our acquisitions in electronic chemicals with a purchase in May 2013 from OM Group and a purchase in March 2010 from General Chemical. Between those two acquisitions we reduced the amount of those borrowings.

Income Taxes

We had income tax expense from continuing operations of $5.7 million, $8.8 million and $5.1 million in fiscal years 2013, 2012 and 2011, respectively. Our effective tax rate was 37.6% in fiscal year 2013, 37.9% in fiscal year 2012 and 35.0% in fiscal year 2011. In general, differences between these effective tax rates and the United States statutory rate of 35.0% are primarily due to acquisition-related charges and state income taxes, with a partial offset of various changes in tax law in 2013 and state income taxes in fiscal year 2012. Excluding acquisition related costs the effective tax rate was 32.9% at July 31, 2013.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $203,000 and $711,000 for fiscal years 2013 and 2012, respectively, and income before taxes of $514,000 for fiscal year 2011.

In fiscal year 2008, we discontinued operations of our herbicide product line that had comprised the agricultural chemical segment. We incurred costs of $121,000, $599,000 and $120,000 in the fiscal years ended July 31, 2013, 2012 and 2011, respectively, for dismantling the herbicide facility and for medical and other expenses associated with an accident that occurred in fiscal year 2012 while the facility was being dismantled.

On March 1, 2012, we sold the business that had comprised our animal health segment to Bayer Healthcare LLC. For the fiscal year ended July 31, 2013 and 2012, $82,000 and $112,000 was reported as a loss from discontinued operations before income taxes. In fiscal year 2013 the loss included $57,000 for a post-closing inventory adjustment that was recognized as loss on sale of the business in the first fiscal quarter, and in fiscal year 2012 the loss included the gain on sale of approximately $90,000.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $20.3 million in fiscal year 2013, $25.2 million in fiscal year 2012 and $12.7 million in fiscal year 2011.

In fiscal year 2013, operating cash flow was favorably impacted by a $5.3 million increase in accounts payable, primarily from the timing of creosote inventory purchases and by a $1.8 million decrease in trade accounts receivable. Trade accounts receivable decreased because of lower electronic chemical sales in the fourth quarter of fiscal year 2013 as compared to the same period in the prior year. Operating cash flow was unfavorably impacted by an increase in accounts receivable-other of $2.6 million, primarily from payments of estimated income taxes for the current period.

In fiscal year 2012, cash flows from operating activities were favorably impacted by a decrease in accounts receivable of $6.8 million, primarily due to lower sales of creosote during the fourth quarter of fiscal year 2012 as compared to the prior year fourth fiscal quarter, and to a lesser extent because of the sale of the animal health business and currency translation adjustments of our Italian subsidiary’s accounts receivable balance on lower currency exchange rates. Cash flows were also favorably impacted by an increase in accrued liabilities and a decrease in other receivables of $1.9 million and $2.2 million, respectively. The increase in accrued liabilities was mainly due to a higher employee incentive accrual of approximately $1.1 million, while the decrease in other receivables included a reduction in income taxes receivable applied to the current period tax payments. Cash flows from operating activities were unfavorably impacted by a decrease in our trade accounts payable and an increase in inventories of $2.8 million and $5.5 million, respectively. The decrease in accounts payable was due primarily to the timing of payments on our creosote purchases and lower freight accruals, while the increase in inventories was attributable to our creosote inventories due to the combination of higher quantities, higher average cost and material in transit at the end of the current year. We also had higher inventories in our electronic chemicals segment due to increased raw material purchases at the end of fiscal year 2012. All results reported were net of the sale of our animal health business which reduced our working capital requirements.

In fiscal year 2011, cash flows from operating activities were favorably impacted by an increase in accounts payable of $3.8 million, primarily from the timing of payments for our creosote purchases and increased activity in our electronic chemicals segment related to increased production and sales volume. Cash flows from operating activities was unfavorably impacted by increases in our trade accounts receivables and inventories of $5.9 million and $2.2 million, respectively. The increase in accounts receivable was due to higher creosote sales, while the increase in inventories was attributable to our increased electronic chemicals business.

In fiscal year 2013, cash used in investing activities was $68.1 million compared to cash provided by investing activities of $4.0 million in fiscal year 2012. In fiscal year 2013, $62.6 million was used to acquire the UPC business of the OM Group, which was net of cash acquired, and $5.5 million was invested in property, plant and equipment, about $4.2 million of which was invested in our legacy electronic chemicals business. The rest of the capital expenditure was primarily for various equipment and additions across our other facilities.

Net cash provided by investing activities was $4.0 million in fiscal year 2012 compared to cash used of $8.0 million in fiscal year 2011. In fiscal year 2012, we made $5.2 million of additions to property, plant and equipment, approximately $4.3 million of which was for electronic chemicals production and distribution equipment. The remainder of our additions to property was capital expenditures for normal equipment and system upgrades and purchases at our different locations. We received $10.2 million of proceeds for the sale of our animal health business during fiscal year 2012.

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

In fiscal year 2013, net cash from financing activities was $60.0 million including $61.0 million of net borrowings on our revolving credit facility to finance the purchase of the UPC business.

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

We paid dividends of $1.4 million, $1.2 million and $1.0 million in fiscal years 2013, 2012 and 2011, respectively.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At July 31, 2013, we had $65.0 million outstanding under that revolving facility and a maximum $41.6 million in additional borrowing capacity, after giving effect to a reduction of $3.4 million for unused letters of credit. The actual amount available under the revolving facility at July 31, 2013 was limited, however, to approximately $18.7 million, because of a loan covenant restriction respecting funded debt to pro-forma earnings before interest, taxes and depreciation. We increased the maximum borrowing capacity available under our revolving line in April 2013 and May 2013 in anticipation of the acquisition of the UPC business subsidiaries of OM Group. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

Our long-term debt and current maturities as of July 31, 2013 and July 31, 2012 consisted of the following (in thousands):

	July 31, 2013	July 31, 2012
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Revolving Loan Facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 1.50% and 2.0% at July 31, 2013 and 2012, respectively	65,000	4,000

Total debt	85,000	24,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$85,000	$24,000

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

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. We amended these facilities several times, most recently in April 2013 and May 2013, to increase the amount that may be borrowed under the revolving loan up to $110.0 million, including an accordion feature that allows for an additional revolving loan increase of up to $25.0 million with approval from our lenders, and to extend the maturity date of the revolving loan facility to April 30, 2018, with mandatory reduction in the revolving loan commitment of $10.0 million each year from September 30, 2014 to September 30, 2017 totaling $40.0 million. We recorded $229,000 of financing costs in connection with the amendment of the revolving loan facility. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

The revolving loan bears interest at varying rate of LIBOR plus a margin based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as described in the table.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 2.5 to 1.0	2.25%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.00%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	1.75%
Less than 1.5 to 1.0	1.50%

We also incur an unused commitment fee on the unused amount of commitments under revolving loan facility of 0.35% or 0.25% based on ratio of funded debt to EBITDA. Advances under the revolving loan bear interest at 1.69% and 2.2% as of July 31, 2013 and 2012, respectively. The amount outstanding on the revolving loan facility was $65.0 million at July 31, 2013.

During the first quarter of fiscal year 2012, we repaid the outstanding balance of the term loan with borrowings on the revolving loan and in a November 2011 amendment, that aspect of the facility was deleted.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature December 31, 2014, and bears interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2013, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including requirements that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for extraordinary items, with lender consent) of 3.0 to 1.0 and a current ratio of at least 1.5 to 1.0.

Principal payments due under long-term debt agreements for the fiscal years ended July 31 are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt	$85,000	$—	$20,000	$—	$—	$65,000	$—

Environmental Expenditures

Our capital expenditures and operating expenses for continuing operations for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $1.3 million in fiscal year 2013, $2.2 million in fiscal year 2012 and $1.7 million in fiscal year 2011.

We expensed approximately $522,000 for testing, data submission and other costs associated with our participation in product task forces for continuing operations in fiscal year 2013, and approximately $802,000 and $760,000 in fiscal years 2012 and 2011, respectively. We estimate that we will continue to incur additional testing, data submission and other costs for continuing operations of approximately $545,000 in fiscal year 2014. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2013 are summarized in the following table (in thousands):

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than 5 Years
Long-term debt	$85,000	$—	$85,000	$—
Estimated interest payments on debt (1)	10,145	2,540	7,605	—
Operating leases	11,942	3,748	5,139	3,055
Other long-term liabilities (2)	1,822	173	441	1,208
Purchase obligations (3)	189,508	70,283	119,225	—

Total	$298,417	$76,744	$217,410	$4,263

(1)	Estimated payments are based on interest rates in effect as of the end of July 2013.
(2)	Primarily includes post retirement benefit obligations for a supplemental executive retirement plan for one of our former United States executives and in connection with benefit obligations of our foreign subsidiaries.
(3)	Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing prices.

Outlook for Fiscal Year 2014

We anticipate global semiconductor industry production will increase moderately in fiscal year 2014, with production progressively improving over the course of the year. Meanwhile, we expect continued steady market demand for wood railroad ties and improving demand for utility poles as western U.S.-based utilities upgrade their distribution infrastructure.

As we integrate OM Group’s UPC subsidiaries into our operations, we anticipate fiscal year 2014 will be a transition year in terms of our overall financial performance. We expect that consolidated net sales will exceed $350.0 million in fiscal year 2014, due primarily to the addition of sales from our recent acquisition. However, we anticipate moderate net income growth in fiscal year 2014, as we incur costs to reconfigure our electronic chemicals manufacturing and supply chain operations in Europe, and shift production from our Fremont, California site to our larger manufacturing facilities in Hollister, California and Pueblo, Colorado. We believe the costs of that effort will range between approximately $4.0-$5.0 million in fiscal year 2014, and project this restructuring, once completed in fiscal year 2015, will improve annualized operating income in our electronic chemicals segment by $6.0-8.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, other than operating leases.

Recent Accounting Standards

We have considered all recently issued accounting standards updates and SEC rules and interpretive releases.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” The update was issued to reduce the diversity in presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions listed in the update. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2013. Since this update only affects presentation of unrecognized tax benefits in financial statements, adoption of this standard is not expected to have a material impact on the our financial statements.

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

Revenue Recognition — Our chemical products are sold in the open market and revenue is recognized when risk of loss and title to the products transfers to customers. In general, risk of loss transfers upon shipment to customers. We also recognize service revenue in connection with technical support services and chemicals delivery and handling at customer facilities. Revenue is recognized as those services are provided.

Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $224,000 and $16,000 at July 31, 2013 and 2012, respectively.

Goodwill — The carrying value of goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable, our carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead us to a determination that is more likely than not that the fair value of the applicable reporting unit was less than the carrying value as of July 31, 2013 and 2012. Accordingly, we determined that as of July 31, 2013 and 2012, goodwill was not impaired. We perform a similar assessment for intangible assets with indefinite lives. Based on that assessment, we determined that there was no impairment of these intangible assets during fiscal years 2013, 2012 and 2011.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets, with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.

Income Taxes — Deferred income taxes and liabilities are determined using the asset and liability method in accordance with accounting principles generally accepted in the United States of America. We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. A portion of the net deferred tax asset is related to net operating losses from a foreign subsidiary, which have no time expiration. As of July 31, 2013 we had no valuation allowance, as we concluded that it is more likely than not that the deferred tax asset related to the net operating losses of the foreign subsidiary will be realized based on pre-tax income realized for the last two years and projected earnings.

Our subsidiary in Italy is currently under examination for the period ended July 31, 2009 respecting certain registration tax assessments. See Note 8 to the financial statements included in this report.

Inventory— Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products we utilize a weighted-average cost. We record inventory obsolescence as a reduction in inventory when considered unsellable. We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve when inventory is considered unsellable. During the fiscal years ended July 31, 2013 and 2012, we recognized inventory valuation adjustments of $355,000 and $371,000, respectively. As of July 31, 2013 and 2012, we had $180,000 and $493,000, respectively, of reserves for inventory obsolescence.

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

Interest Rate Sensitivity

As of July 31, 2013, our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.43%, maturing on December 31, 2014.

Our variable rate debt as of July 31, 2013 consisted of a revolving loan advanced under our credit facility with an interest rate of 1.69% (1.5% plus LIBOR), maturing on April 30, 2018. On July 31, 2013, we had $65.0 million borrowed on the revolving loan under that facility.

Based on the outstanding balance of our variable rate debt and applicable interest rate at July 31, 2013, taking into account anticipated principal payments, a 1.0% change in the interest rate as of July 31, 2013 would result in a change of approximately $620,000 in annual interest expense.

Foreign Currency Exchange Rate Sensitivity

We are exposed to fluctuations in foreign currency exchange rates from international operations in the electronic chemicals segment. Our international operations in Europe and Singapore use different functional currencies, including the Euro, Great Britain Pound and Singapore Dollar. The U.S. Dollar is our consolidated reporting currency. Currency translation gains and losses result from the process of translating those operations from the functional currency into our reporting currency. Currency translation gains and losses have no impact on the consolidated statements of income and are recorded as accumulated other comprehensive income or loss within stockholders’ equity in our consolidated balance sheets. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.

We recognized a foreign currency translation gains of $1.8 million and $2.1 million in fiscal years 2013 and 2011, respectively, and a loss of $3.1 million in fiscal year 2012, each of which were included in accumulated other comprehensive loss in the consolidated balance sheets. At July 31, 2013, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $2.5 million.

Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our European and Singapore operations. Accordingly, we recognize exchange gains or losses in our consolidated statement of income from these transactions. We believe the impact of changes in foreign currency exchange rates do not have a material effect on our results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule II. These consolidated financial statements and the related financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 29, 2013 expressed an unqualified opinion on the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

October 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KMG Chemicals, Inc.:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of KMG Chemicals, Inc. and subsidiaries (the “Company”) for the year ended July 31, 2011. Our audit also included the financial statement schedule II, as listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, consolidated results of KMG Chemical, Inc.’s operations and cash flows for the year ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP

Houston, Texas

October 14, 2011

Except for Note 12, as to which the date is October 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KMG Chemicals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on KMG Chemicals, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, KMG Chemicals, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KMG Chemicals, Inc. acquired the ultra pure chemicals business subsidiaries of OM Group, Inc. (“the UPC Business”) during 2013, and management excluded from its assessment of the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2013, the UPC Business’ internal control over financial reporting associated with total assets of approximately $75 million and total revenues of approximately $16 million included in the consolidated financial statements of KMG Chemicals, Inc. and subsidiaries as of and for the year ended July 31, 2013. Our audit of internal control over financial reporting of KMG Chemicals, Inc. also excluded an evaluation of the internal control over financial reporting of the UPC Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KMG Chemicals, Inc. and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2013, and our report dated October 29, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

October 29, 2013

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2013 AND 2012

(In thousands, except for share and per share amounts)

	2013	2012
Assets
Current assets
Cash and cash equivalents	$13,949	$1,633
Accounts receivable
Trade, net of allowances of $224 at July 31, 2013 and $16 at July 31, 2012	41,935	28,933
Other	4,210	960
Inventories, net	53,387	40,661
Current deferred tax assets	1,400	1,417
Prepaid expenses and other	3,955	2,057

Total current assets	118,836	75,661

Property, plant and equipment, net	96,688	68,026
Deferred tax assets	1,069	1,129
Goodwill	10,929	3,778
Intangible assets, net	29,261	14,980
Restricted cash	1,000	1,000
Other assets, net	4,232	3,116

Total assets	$262,015	$167,690

Liabilities & stockholders’ equity
Current liabilities
Accounts payable	$35,492	$21,855
Accrued liabilities	8,362	4,595
Employee incentive accrual	1,989	2,227

Total current liabilities	45,843	28,677

Long-term debt, net of current maturities	85,000	24,000
Deferred tax liabilities	11,462	7,046
Other long-term liabilities	2,470	1,200

Total liabilities	144,775	60,923
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,522,321 shares issued and outstanding at July 31, 2013 and 11,405,808 shares issued and outstanding at July 31, 2012	115	114
Additional paid-in capital	26,689	26,022
Accumulated other comprehensive loss	(2,504)	(4,339)
Retained earnings	92,940	84,970

Total stockholders’ equity	117,240	106,767

Total liabilities and stockholders’ equity	$262,015	$167,690

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2013, 2012 AND 2011

(In thousands, except per share amounts)

	2013	2012	2011
Net sales	$263,311	$272,700	$255,596
Cost of sales	186,841	195,635	187,536

Gross profit	76,470	77,065	68,060

Distribution expenses	30,312	26,770	28,821
Selling, general and administrative expenses	28,978	24,858	22,217

Operating income	17,180	25,437	17,022

Other income/(expense)
Interest expense, net	(1,771)	(2,099)	(2,335)
Other, net	(208)	(269)	(208)

Total other expense, net	(1,979)	(2,368)	(2,543)

Income from continuing operations before income taxes	15,201	23,069	14,479

Provision for income taxes	(5,715)	(8,754)	(5,061)

Income from continuing operations	9,486	14,315	9,418

Discontinued operations
Income/(loss) from discontinued operations, before income taxes	(203)	(711)	514
Income tax benefit/(expense)	65	221	(203)

Income/(loss) from discontinued operations	(138)	(490)	311

Net income	$9,348	$13,825	$9,729

Earnings per share
Basic
Income from continuing operations	$0.82	$1.26	$0.83
Income/(loss) from discontinued operations	(0.01)	(0.04)	0.03

Net income	$0.81	$1.22	$0.86

Diluted
Income from continuing operations	$0.82	$1.24	$0.82
Income/(loss) from discontinued operations	(0.01)	(0.04)	0.03

Net income	$0.81	$1.20	$0.85

Weighted average shares outstanding
Basic	11,487	11,363	11,309
Diluted	11,578	11,528	11,489

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JULY 31, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011
Net income	$9,348	$13,825	$9,729
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	1,835	(3,106)	2,102

Total other comprehensive income/(loss)	1,835	(3,106)	2,102

Total comprehensive income	$11,183	$10,719	$11,831

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2013, 2012 AND 2011

(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
BALANCE AT JULY 31, 2010	11,229	$112	$24,319	$(3,335)	$63,682	$84,778

Cash dividends ($0.09 per share)					(1,017)	(1,017)
Stock options/warrants exercised	50		200			200
Restricted stock issued	40	1	(1)			—
Stock-based compensation expense			542			542
Tax benefit from stock-based awards			196			196
Net income					9,729	9,729
Gain on foreign currency translation				2,102		2,102

BALANCE AT JULY 31, 2011	11,319	$113	$25,256	$(1,233)	$72,394	$96,530

Cash dividends ($0.11 per share)					(1,249)	(1,249)
Stock options/warrants exercised	37		55			55
Restricted stock issued	50	1	(1)			—
Stock-based compensation expense			714			714
Tax benefit from stock-based awards			41			41
Other			(43)			(43)
Net income					13,825	13,825
Loss on foreign currency translation				(3,106)		(3,106)

BALANCE AT JULY 31, 2012	11,406	$114	$26,022	$(4,339)	$84,970	$106,767

Cash dividends ($0.12 per share)					(1,378)	(1,378)
Stock options/warrants exercised	70		70			70
Restricted stock issued	46	1	(1)			—
Stock-based compensation expense			446			446
Tax benefit from stock-based awards			529			529
Other			(377)			(377)
Net income					9,348	9,348
Gain on foreign currency translation				1,835		1,835

BALANCE AT JULY 31, 2013	11,522	$115	$26,689	$(2,504)	$92,940	$117,240

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2013, 2012 AND 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$9,348	$13,825	$9,729
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,295	7,018	7,354
Amortization of loan costs included in interest expense	41	124	109
Stock-based compensation expense	446	714	542
Bad debt expense	208	—	154
Allowance for excess and obsolete inventory	(355)	371	(94)
(Gain) loss on sale of animal health business	57	(90)	—
Loss on disposal of property	59	99	112
Deferred income tax expense	1,247	929	2,083
Tax benefit from stock-based awards	(529)	(41)	(196)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable — trade	1,813	6,810	(5,909)
Accounts receivable — other	(2,593)	2,186	(1,370)
Inventories	(1,018)	(5,545)	(2,230)
Other current and non-current assets	(654)	(223)	(1,128)
Accounts payable	5,301	(2,801)	3,792
Accrued liabilities and other	(1,394)	1,873	(235)

Net cash provided by operating activities	20,272	25,249	12,713

Cash flows from investing activities
Additions to property, plant and equipment	(5,505)	(5,193)	(8,268)
Acquisition of Ultra Pure Chemicals, net of cash acquired	(62,608)	—	—
Proceeds from sale of animal health business	—	10,203	—
Proceeds from sale of property	—	33	60
Change in restricted cash	—	(1,000)	201

Net cash provided by/(used in) investing activities	(68,113)	4,043	(8,007)

Cash flows from financing activities
Deferred financing costs	(229)	—	—
Net borrowings/(payments) under revolving loan facility	61,000	(13,946)	(2,054)
Principal payments on borrowings on term loan	—	(11,333)	(8,000)
Proceeds from exercise of stock options and warrants	70	64	200
Tax benefit from stock-based awards	529	41	196
Book overdraft	—	(2,852)	2,852
Payment of dividends	(1,378)	(1,249)	(1,017)

Net cash provided by/(used in) financing activities	59,992	(29,275)	(7,823)

Effect of exchange rate changes on cash	165	(210)	215
Net increase (decrease) in cash and cash equivalents	12,316	(193)	(2,902)
Cash and cash equivalents at the beginning of year	1,633	1,826	4,728

Cash and cash equivalents at end of year	$13,949	$1,633	$1,826

Supplemental disclosures of cash flow information
Cash paid for interest	$1,709	$1,896	$2,294
Cash paid for income taxes	$5,854	$5,009	$4,387
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$649	$—	$—

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

In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry, and in the wood treating chemicals business the Company sells two industrial wood treating chemicals, pentachlorophenol (“penta”) and creosote. The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”) and KMG Electronic Chemicals Holdings S.a.r.l (“KMG Lux”) (and its subsidiaries) in Europe and elsewhere. That business has facilities in the United States, the United Kingdom, France, Italy and Singapore. In the wood treating business the Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its wood treating chemicals in the United States, Mexico and Canada. The electronic chemicals and wood treating businesses constitute two reportable segments that the Company considers of equal importance. See Note 13.

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

Cash and Cash Equivalents — The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents. The Company reduces cash balances when checks are disbursed. Due to the time delay in checks clearing the banks, the Company reports a negative balance in its cash disbursement accounts as a current liability which is reflected as book overdraft in the consolidated balance sheets. The Company did not have a negative cash balance as of July 31, 2013.

Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2013 and 2012 includes proceeds that were placed in escrow in connection with the sale of the animal health business. See Note 12.

Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2013 and 2012 approximated its carrying value since the debt obligations bear interest at a rate consistent with market rates.

Accounts Receivable — The Company’s trade accounts receivable are primarily from wood-treating customers and from electronic chemical customers worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2013 there were two customers that represented approximately 12% and 14%, respectively of the Company’s accounts receivable, and at July 31, 2012 there were two customers that represented approximately 12% and 17%, respectively, of the Company’s accounts receivable.

The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and our assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $224,000 and $16,000 at July 31, 2013 and 2012, respectively.

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

Depreciation expense was approximately $7.7 million, $6.5 million and $6.3 million in fiscal years 2013, 2012 and 2011, respectively.

Intangible Assets — Identifiable intangible assets with a defined life are amortized using a straight-line or accelerated method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. If this review indicates that impairment has occurred, the Company’s carrying value of intangibles will be adjusted to fair value. Based on an assessment of qualitative factors, in accordance with GAAP, it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable assets was less than its carrying value as of July 31, 2013 and 2012. The Company concluded that as a result its indefinite lived intangible assets were not impaired as of July 31, 2013 and 2012. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

Goodwill — The Company has goodwill of $3.8 million and $7.1 million, respectively, associated with its wood treating and electronic chemicals segments. The carrying value of the Company’s goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable the Company’s carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable reporting unit was less than its carrying value as of July 31, 2013 and 2012. Accordingly, the Company determined that as of July 31, 2013 and 2012, goodwill was not impaired. As a result, there was no change in the carrying value of goodwill as of July 31, 2013 and 2012, respectively, except for an increase in goodwill of $7.1 million in connection with the acquisition of the electronic chemicals business subsidiaries of OM Group, Inc. See Note 2.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value.

Revenue Recognition — The Company’s chemical products are sold in the open market and revenue is recognized when risk of loss and title to the products transfers to customers. In general, risk of loss transfers upon shipment to customers. The Company also recognizes service revenue in connection with technical support services and chemicals delivery and handling at customer facilities. Revenue is recognized as those services are provided.

Cost of Sales — Cost of sales includes inbound freight charges, purchasing and receiving costs, depreciation, inspection costs and internal transfer costs. In the case of products manufactured by the Company, direct and indirect manufacturing costs (including depreciation and amortization) and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

Distribution Expenses — These expenses include outbound freight, depreciation, storage and handling expenses and other miscellaneous costs (including depreciation and amortization) associated with product storage, handling and distribution.

Selling, General and Administrative Expenses — These expenses include selling expenses, corporate headquarters’ expenses, amortization of intangible assets and environmental regulatory support expenses.

Advertising Costs — Our policy is to expense advertising costs as they are incurred. Advertising costs were approximately $26,000, $347,000 and $608,000 in fiscal years ended July 31, 2013, 2012 and 2011, respectively. These costs were primarily related to the animal health business which is reported as discontinued operations in the consolidated statements of income. See Note 12.

Shipping and Handling Costs — Shipping and handling costs are included in cost of sales and distribution expenses. Inbound freight charges and internal transfer costs are included in cost of sales. Product storage and handling costs and the cost of distributing products to the Company’s customers are included in distribution expenses.

Income Taxes — The Company files a consolidated United States federal income tax return, and for financial reporting purposes, provides income taxes for the differences between the financial statement carrying amounts of assets and liabilities and their tax bases in accordance with GAAP. See Note 5.

Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of stock options having exercise prices less than the average market price during the period of the common stock, using the treasury stock method.

Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transaction gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses were nominal in fiscal years 2013, 2012 and 2011.

The Company’s international operations in the electronic chemicals business are in Europe and Singapore, and use local currencies as the functional currency, including the GB Pound, Euro and Singapore Dollar. The translation adjustment resulting from currency translation of the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from local currencies into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the period. Foreign currency translation resulted in a translation adjustment gains of $1.8 million and $2.1 million in fiscal years 2013 and 2011, respectively, and a loss of $3.1 million in fiscal years 2012, each of which are included in accumulated other comprehensive loss in the consolidated balance sheets.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” The update was issued to reduce the diversity in presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions listed in the update. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2013. Since this update only affects presentation of unrecognized tax benefits in financial statements, adoption of this standard is not expected to have a material impact on the Company’s financial statements.

2. ACQUISITIONS

On May 31, 2013, the Company completed its acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. (“OM Group”) located in the United States, Europe and Singapore. The aggregate purchase price consists of cash paid at closing of $63.3 million reduced by approximately $684,000 of working capital adjustments. The subsidiaries sell high purity and ultra pure, wet process chemicals to the semiconductor industry. The Company completed the acquisition by borrowing $65.0 million on the revolving loan under a revised credit facility on May 31, 2013. See Note 7 for further discussion of the Company’s revised credit facility.

The Company accounted for the acquisition under the acquisition method of accounting in accordance with GAAP. During the year ended July 31, 2013, the Company expensed transaction and acquisition-related costs of approximately $2.1 million, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at the acquisition date (in thousands):

Cash	$689
Accounts receivable	14,698
Inventory	11,047
Other current assets	1,963
Property, plant and equipment	28,939
Intangible assets:
Value of product qualifications	12,800
Non-compete agreement	1,900
Transition services	154

Total intangible assets	14,854

Total assets acquired	$72,190

Current liabilities	11,401
Other long-term liabilities	5,326

Total liabilities assumed	16,727

Net assets acquired	$55,463

The Company recognized goodwill of $7.1 million associated with the acquisition representing the value of the assembled workforce and expected synergies from combining operations.

The following table sets forth pro forma results for the fiscal years ended July 31, 2013 and 2012 had the acquisition occurred as of the beginning of fiscal year 2012. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the acquisition as of the dates indicated.

	(Unaudited) (in thousands, except per share data)
	2013	2012
Revenues	$340,427	$366,882
Operating income	15,955	26,083
Net income	9,123	13,056
Earnings per share — basic	$0.79	$1.15

The Company recognized $16.0 million of net sales and net income of $979,000, and integration costs of $577,000 related to the acquired business, in its consolidated statements of income for the fiscal year ended July 31, 2013.

The supplemental pro forma information includes incremental interest expense from the Company’s revised credit facility of $1.0 million and $1.6 million for the years ended July 31, 2013 and 2012, respectively, excludes $2.1 million of acquisition-related costs incurred in fiscal year 2013, and includes incremental depreciation and amortization expense of approximately $3.1 million and $3.3 million for the years ended July 31, 2013 and 2012, respectively.

3. INVENTORIES

Inventories are summarized as follows at July 31, 2013 and 2012 (in thousands):

	2013	2012
Raw materials and supplies	$8,003	$5,846
Work in process	1,382	896
Supplies	1,730	1,405
Finished products	42,452	33,007
Less reserve for inventory obsolescence	(180)	(493)

Inventories, net	$53,387	$40,661

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2013 and 2012 (in thousands):

	2013	2012
Land	$15,620	$9,034
Buildings and improvements	41,273	35,578
Equipment	66,807	45,924
Leasehold improvements	143	143

	123,843	90,679
Less accumulated depreciation and amortization	(36,933)	(28,824)

	86,910	61,855
Construction-in-progress	9,778	6,171

Property, plant and equipment, net	$96,688	$68,026

5. INCOME TAXES

The Company is subject to United States federal, state and foreign taxes on its operations. The geographical sources of income from continuing operations before income taxes for each of the three years ended July 31 are as follows (in thousands):

	2013	2012	2011
United States	$12,033	$21,789	$13,716
Foreign	3,168	1,280	763

Income from continuing operations before income taxes	$15,201	$23,069	$14,479

The components of income tax expense/(benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2013	2012	2011
Current:
Federal	$2,833	$5,639	$1,746
Foreign	1,437	686	513
State	197	1,071	719

	4,467	7,396	2,978

Deferred:
Federal	1,426	1,441	2,546
Foreign	(282)	(104)	(648)
State	104	21	185

	1,248	1,358	2,083

Total	$5,715	$8,754	$5,061

The Company allocated income tax benefit of $65,000, and $221,000 and income tax expense of $203,000 to discontinued operations for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$259	$—
Inventory	920	780
Accrued liabilities	590	460
Accrued bonus	295	710
Other	46	27

Total current deferred tax assets	$2,110	$1,977

Non-current deferred tax assets
Net operating loss	$803	$411
Difference in amortization basis of intangibles	363	—
Difference in depreciable basis of property	731	745
Deferred compensation	793	690
Other	—	5

Total non-current deferred tax assets	$2,690	$1,851

Deferred tax liabilities:
Current deferred tax liabilities:
Other	(148)	—
Prepaid assets	(562)	(560)

Total current deferred tax liabilities:	$(710)	$(560)

Non-current deferred tax liabilities:
Difference in amortization basis of intangibles	$(6,370)	$(2,440)
Difference in depreciable basis of property	(6,713)	(5,328)

Total non-current deferred tax liabilities	(13,083)	(7,768)

Net current deferred tax asset	$1,400	$1,417

Net non-current deferred tax liability	$(10,393)	$(5,917)

As of July 31, 2013, the Company has $3.8 million foreign net operating losses carryforwards which do not expire.

The Company records provisions for uncertain tax provisions in accordance with GAAP, which prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The statute of limitations remain open for fiscal year ended July 31, 2010 and forward for United States federal income taxes and fiscal year ended July 31, 2008 and forward for state tax jurisdictions.

The Company’s subsidiary in Italy is currently under examination for the period ended July 31, 2009. Adjustments were proposed by the taxing authority at the end of April 2011 that would result in approximately $1.6 million (including interest and penalties) of additional liability, if all the adjustments are sustained. However, the Company does not expect all of this amount to result in cash payments, as the Company would be able to utilize available net operating losses. The Company has provided additional information and additional documentary evidence in response to the proposed adjustments, and intends to vigorously defend its tax position. The ultimate outcome of this examination is subject to uncertainty, and the Company recorded a liability for its uncertain tax position in Italy in fiscal year 2013 in the amount of $437,000, which includes penalties and interest. These uncertain tax positions primarily relate to transfer pricing.

On January 2, 2013 the American Taxpayer Relief Act was adopted. The law included a retroactive two year extension of the research and development credit from January 1, 2012 through December 31, 2013. A retroactive income tax benefit of approximately $200,000 was recorded by the Company. In July 2013, The Finance Bill 2013 included reductions in the United Kingdom corporation tax rate to 21%, effective April 2014.

Undistributed earnings of the Company’s Mexico subsidiary amount to approximately $5.6 million at July 31, 2013. Those earnings are considered to be permanently reinvested. For the year ended July 31, 2012, the Company implemented an annual dividend policy plan for Mexico up to its current year earnings and profits. It is the Company’s intention to continue to remain permanently invested in Mexico on its prior year cumulative undistributed earnings. Accordingly, no provision for United States income taxes has been provided with respect to these undistributed earnings. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company will be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and potential withholding taxes payable to the foreign country. Determination of the amount of unrecognized deferred United States income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35% to income from continuing operations before income taxes for each of the years ended July 31, 2013, 2012, and 2011, respectively (in thousands):

	2013	2012	2011
Income taxes at the federal statutory rate	$5,320	$8,074	$5,068
Effect of foreign operations	(65)	160	225
Change in valuation allowance	—	—	(627)
State income taxes, net of federal income tax effect	232	717	659
Acquisition related cost	714	—	—
Other	(486)	(197)	(264)

Total	$5,715	$8,754	$5,061

6. INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	Number of Years
	Weighted Average	July 31, 2013
	Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.5	$2,297	$(253)	$2,044
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(57)	60
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(1,047)	13,053

Total intangible assets subject to amortization	13.0	$16,514	$(1,357)	15,157

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$29,261

	Number of Years
	Weighted Average	July 31, 2012
	Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Creosote supply contract (10 years)	10.0	$4,000	$(4,000)	$—
Electronic chemicals-related contracts (3-8 years)	3.8	1,164	(1,053)	111
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(46)	71
Electronic chemicals—value of product qualifications (5 years)	5.0	1,300	(606)	694

Total intangible assets subject to amortization	8.0	$6,581	$(5,705)	876

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$14,980

The acquisition of the UPC subsidiaries on May 31, 2013 included $12.8 million of product qualifications and $1.9 million of non-compete agreements, amortized over 15 and seven years, respectively. Intangible assets subject to amortization are amortized over their estimated useful lives which are between five and 15 years. Total amortization expense related to intangible assets was approximately $573,000, $548,000 and $1.0 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. The estimated amortization expense is projected to be approximately $1.7 million, $1.5 million, $1.3 million, $1.3 million and $1.2 million for fiscal years 2014 through 2018, respectively.

7. LONG-TERM OBLIGATIONS

Working Capital

The Company has a revolving line of credit under an amended and restated credit agreement. At July 31, 2013, the Company had $65.0 million outstanding under that revolving facility and a maximum $41.6 million in additional borrowing capacity, after giving effect to a reduction of $3.4 million for unused letters of credit. The actual amount available under the revolving facility at July 31, 2013 was limited, however, to approximately $18.7 million, because of a loan covenant restriction respecting funded debt to pro-forma earnings before interest, taxes and depreciation. The Company increased the maximum borrowing capacity available under the revolving line in April 2013 in anticipation of the acquisition of the UPC business subsidiaries of OM Group. Management believes that the current credit facility, combined with cash flows from operations, will adequately provide for working capital needs for current operations for the next twelve months.

Long Term Obligations

The Company’s long-term debt and current maturities as of July 31, 2013 and July 31, 2012 consisted of the following (in thousands):

	July 31, 2013	July 31, 2012
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Revolving Loan Facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 1.50% and 2.0% at July 31, 2013 and 2012, respectively	65,000	4,000

Total debt	85,000	24,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$85,000	$24,000

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

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. The Company amended these facilities several times, most recently in April 2013 and May 2013, to increase the amount that may be borrowed under the revolving loan up to $110.0 million, including an accordion feature that allows for an additional revolving loan increase of up to $25.0 million with approval from the Company’s lenders, and to extend the maturity date of the revolving loan facility to April 30, 2018, with mandatory reduction in revolving loan commitment of $10.0 million each year from September 30, 2014 to September 30, 2017 totaling $40.0 million. The Company recorded $229,000 of financing costs in connection with the amendment of revolving loan facility. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

The revolving loan bears interest at varying rate of LIBOR plus a margin based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as described in the table.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 2.5 to 1.0	2.25%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.00%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	1.75%
Less than 1.5 to 1.0	1.50%

The Company also incurs an unused commitment fee on the unused amount of commitments under revolving loan facility of 0.35% or 0.25% based on ratio of funded debt to EBITDA. Advances under the revolving loan incurred interest at 1.69% and 2.2% as of July 31, 2013 and July 31, 2012, respectively. The amount outstanding on the revolving loan facility was $65.0 million at July 31, 2013.

During the first quarter of fiscal year 2012, the Company repaid the outstanding balance of the term loan with borrowings on the revolving loan and in a November 2011 amendment, that aspect of the facility was deleted.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature December 31, 2014, and bears interest at 7.43% per annum. Principal is payable at maturity. At July 31, 2013, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit facility and the note purchase agreement are secured by the Company’s assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for extraordinary items, with lender consent) of 3.0 to 1.0 and a current ratio of at least 1.5 to 1.0.

Principal payments due under long-term debt agreements for the fiscal years ended July 31 are as follows (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt	$85,000	$—	$20,000	$—	$—	$65,000	$—

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2013 are summarized in the following table (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating leases	$11,942	$3,748	$1,775	$1,493	$1,119	$752	$3,055
Purchase obligations (1)	189,508	70,283	48,322	40,751	28,037	2,115	—

Total	$201,450	$74,031	$50,097	$42,244	$29,156	$2,867	$3,055

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.

Rent expense relating to the operating leases was approximately $2.7 million, $2.3 million and $2.0 million in fiscal years 2013, 2012 and 2011, respectively.

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

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $522,000, $802,000, and $760,000 in fiscal year 2013, 2012 and 2011, respectively. These costs are included in selling, general, and administrative expenses.

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

The Company’s subsidiary in Italy has filed suit with the Provincial Tax Court in Milan, Italy to contest assessments by the taxing authority in Italy pertaining to the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.7 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.3 million, including interest and penalties through July 31, 2013 (at an exchange rate of 1.328 $/€). The Company recorded a liability for an uncertain tax position for items in the amount of $437,000. See Note 5. The Company intends to vigorously pursue its position before the court, but the ultimate outcome of this litigation is subject to uncertainty.

In May 2013 the taxing authority in Italy assessed additional registration tax against the Company’s subsidiary in Italy based on an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007. The amount of the assessment, including interest and penalties through July 31, 2013, is €773,000 (or approximately $1.0 million, at an exchange rate of 1.328 $/€). The Company is negotiating the matter with the taxing authority, and the Company intends to vigorously defend its tax position. The ultimate outcome of this assessment is subject to uncertainty.

The Company and OM Group dispute the proper calculation of the post-closing, working capital adjustment to the purchase price for the UPC subsidiaries. Each company asserts that the other owes it approximately $700,000. The parties are continuing to negotiate to resolve the dispute, but no resolution has yet been reached.

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

9. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan in which all regular U.S. employees are eligible to participate. The Company makes matching contributions under this plan of up to 4% of a participant’s compensation up to the annual regulated maximum amounts. The first 3% of the employee contribution is matched at 100%. The next 2% of the employee contribution is matched at 50%. Company contributions to the plan totaled approximately $457,000, $420,000 and $393,000 in fiscal years 2013, 2012 and 2011, respectively.

The locations in the United Kingdom and Singapore, acquired as part of the UPC acquisition from OM Group, make contributions to retirement plans that function as a defined contribution retirement plans. The Company’s contributions to those plans was not significant in fiscal year 2013.

As of July 31, 2013, the Company’s other long-term liabilities included approximately $960,000 related to benefit obligations in connection with one of its foreign subsidiaries included in the acquisition of the UPC business. This payable is an unfunded benefit obligation of the Company.

The Company has an employee benefit arrangement for one of its former U.S. employees. As of July 31, 2013 and 2012, the associated liability was approximately $617,000 and $664,000, respectively. The amount payable is a general obligation of the Company. Benefit payments under this arrangement, which were started in April 2013, will be paid for 10 years.

10. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2013	2012	2011
	(Amounts in thousands, except per share data)
Income from continuing operations	$9,486	$14,315	$9,418
Income/(loss) from discontinued operations	(138)	(490)	311

Net income	$9,348	$13,825	$9,729

Weighted average shares outstanding — basic	11,487	11,363	11,309
Dilutive effect of options/warrants and stock awards	91	165	180

Weighted average shares outstanding — diluted	11,578	11,528	11,489

Basic earnings per share
Basic earnings per share from continuing operations	$0.82	$1.26	$0.83
Basic earnings per share on income/(loss) from discontinued operations	(0.01)	(0.04)	0.03

Basic earnings per share	$0.81	$1.22	$0.86

Diluted earnings per share
Diluted earnings per share from continuing operations	$0.82	$1.24	$0.82
Diluted earnings per share on income/(loss) from discontinued operations	(0.01)	(0.04)	0.03

Diluted earnings per share	$0.81	$1.20	$0.85

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There was an average of 6,222 shares and 4,972 shares for the fiscal year ended 2013 and 2012, respectively, and less than one thousand shares of potentially dilutive securities for the fiscal year ended 2011, not included in the computation of diluted earnings per share.

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

The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 750,000 shares under the 2009 Long-Term Incentive Plan and 375,000 shares under the 2004 Long-Term Incentive Plan. Under the 2009 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals relating to more than 200,000 shares of common stock. Under the 2004 Long-Term Plan no executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock. At July 31, 2013 there were approximately 502,377 shares and 63,700 shares available for future grants under the 2009 Long-Term Plan and 2004 Long-Term Plan, respectively.

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

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation costs of approximately $446,000, $714,000 and $542,000, respectively, for the fiscal years ended July 31, 2013, 2012 and 2011, and the related tax benefits of $168,000, $266,000 and $209,000, respectively, for the fiscal years ended July 31, 2013, 2012 and 2011. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.

As of July 31, 2013, there was approximately $196,000 of unrecognized compensation costs that were related to outstanding stock awards expected to be recognized over a weighted-average period of 1.9 years.

In connection with the election of Christopher T. Fraser as the Company’s President and Chief Executive Officer on September 24, 2013, the Company granted Mr. Fraser (i) 50,000 shares of common stock and (ii) time-based restricted stock awards for 30,000 shares of common stock (vesting over five years). The Company also agreed to grant performance-based restricted stock awards for an aggregate of 70,000 shares of common stock in five equal installments beginning in fiscal year 2013. The Company will record an expense of approximately $1.1 million in the first quarter of fiscal year 2014 for the grant date fair value of the 50,000 shares of common stock.

A summary of activity for stock option and stock-awards is presented below.

Stock Options

A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2013 is presented below.

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2012	180,000	$4.13
Granted	—	—
Exercised	(107,000)	4.16
Forfeited/Expired	(15,000)	4.37

Outstanding on July 31, 2013	58,000	$4.03

The following table summarizes information about stock options outstanding at July 31, 2013 that are fully vested (currently exercisable):

	Options Outstanding and Fully Vested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Total outstanding and fully vested	58,000	$4.03	6.92	$1,076

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on July 31, 2013.

No options were granted in fiscal years 2013, 2012 and 2011.

The total intrinsic value of options exercised in fiscal years 2013, 2012 and 2011 was approximately $1.6 million, $629,000 and $546,000, respectively. The total fair value of shares vested was $39,000, $39,000 and $44,000 for the fiscal years ended 2013, 2012, and 2011, respectively.

Performance Shares

The Company grants performance based shares to certain executives and employees consisting of Series 1 and Series 2 awards. Stock-based compensation for the awards is recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period based on the number of shares expected to vest at the end of the measurement period. The expected percent of vesting is determined using certain performance measures described below and is re-evaluated at the end of each reporting period through the end of the measurement period.

At August 1, 2012 there were 227,609 non-vested performance shares outstanding. During fiscal year 2013 there were 141,059 Series 1 shares granted and there were 150,947 shares forfeited. These shares represented the maximum award subject to certain performance measures. There were 7,556 performance shares vested during fiscal year 2013. At July 31, 2013, there were 154,758 non-vested performance shares outstanding reflecting the maximum number of shares issuable under outstanding awards.

The fair value of the fiscal year 2013 award was measured on the grant dates on December 4, 2012 using the Company’s closing stock price of $18.75. Stock-based compensation on the award is recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending on July 31, 2015, based on the number of shares expected to vest at the end of the measurement period.

A summary of the performance based stock awards granted to certain executives as Series 1 awards in fiscal year 2013 and Series 1 and Series 2 awards in fiscal years 2012 and 2011 is detailed below.

Date of Grant	Series Award	Maximum Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Actual or Expected Percentage of Vesting (2)	Shares Projected to Vest or Vested (2)
Fiscal Year 2013 Award
12/4/2012 (1)	Series 1	81,842	$18.75	07/31/2015	15%	12,276
Fiscal Year 2012 Award
2/27/2012	Series 1	300	$18.08	07/31/2014	10%	30
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				30

10/28/2011	Series 1	15,300	$15.30	07/31/2014	10%	1,530
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				1,530

10/11/2011 (1)	Series 1	28,150	$14.16	07/31/2014	10%	2,815
10/11/2011 (1)	Series 2	18,766	$14.16	07/31/2014	0%	—

		46,916				2,815

Total		154,758				16,651

Fiscal Year 2011 Award(2)
12/7/2010 (1)	Series 1	37,779	$15.65	07/31/2013	20%	7,556
12/7/2010 (1)	Series 2	25,184	$15.65	07/31/2013	0%	—

		62,963				7,556

(1)	Series 1 and Series 2 awards to J. Neal Butler were forfeited upon his termination of employment on July 10, 2013 and the table reflects that forfeiture. Shares forfeited included 59,217 shares granted in fiscal year 2013, 30,837 Series 1 and 20,558 Series 2 awards granted in fiscal year 2012, and 24,201 Series 1 and 16,134 Series 2 awards granted in fiscal year 2011.
(2)	For performance shares granted in December 2010, the above table represents the actual percentage vesting and shares vested as of the end of the measurement period ended July 31, 2013. For the other performance share grants identified in the above table, the information set forth is the expected vesting percentage and the shares projected to vest.

Series 1: Vesting for the Series 1 awards is subject to a performance requirement composed of certain revenue growth objectives and average annual return on invested capital or equity objectives measured across a three-year period. For the fiscal year 2013 and 2012 awards, the expected percentage of vesting is based on performance through July 31, 2013 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 1 award for fiscal year 2011, the actual vesting was determined to be 20% at the end of the measurement period. Performance shares that have vested are normally issued within 75 days of the end of the fiscal year.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three-year period. For the fiscal year 2012 awards the expected percentage of vesting is based on performance through July 31, 2013 and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the Series 2 award for fiscal year 2011, the actual vesting was determined to be zero at the end of the measurement period. Performance shares that have vested are normally issued within 75 days of the end of the fiscal year.

The weighted-average grant-date fair value of performance share awards forfeited during the fiscal year 2013 was $16.36. The weighted-average grant-date fair value of performance share awards outstanding at August 1, 2012 and July 31, 2013 was $15.10 and $17.66, respectively.

The total fair value of performance shares vested during fiscal years 2013, 2012 and 2011 was approximately $118,000, $297,000, and $63,000, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the fiscal year ended July 31, 2013 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2012	5,769	$15.65
Granted (1)	24,896	19.40
Vested (2)	(28,688)	18.91
Forfeited	(1,977)	15.65

Non-vested on July 31, 2013	—

(1)	Reflects the aggregate number of shares granted to non-employee directors during fiscal year 2013. The awards were granted for each three month service period ended on August 31, 2012, November 30, 2012, February 28, 2013 and May 31, 2013. The awards were granted on August 28, 2012, December 4, 2012, February 26, 2013 and May 21, 2013 and vested on the date of grant. The Company recognizes compensation expense related to the awards over the respective three month service period in accordance with GAAP.
(2)	Includes 24,896 shares granted to non-employee directors indicated above and 3,792 shares granted to employees.

The total fair value of shares vested during the fiscal year ended 2013, 2012 and 2011 was approximately $542,000, $545,000, and $374,000, respectively.

12. DISCONTINUED OPERATIONS

Discontinued operations reflected a loss before income taxes of $203,000 and $711,000 for fiscal years 2013 and 2012, respectively, and income before taxes of $514,000 for fiscal year 2011.

In fiscal year 2008, the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. The Company incurred costs of $121,000, $599,000 and $120,000 in the fiscal years ended July 31, 2013, 2012 and 2011, respectively, for dismantling the herbicide facility and for medical and other expenses associated with an accident that occurred in fiscal year 2012 while the facility was being dismantled.

On March 1, 2012, the Company sold the business that had comprised the animal health segment to Bayer Healthcare LLC. For the fiscal year ended July 31, 2013 and 2012, $82,000 and $112,000 was reported as a loss from discontinued operations before income taxes. In fiscal year 2013 the loss included $57,000 for a post-closing inventory adjustment that was recognized as loss on sale of the business in the first fiscal quarter, and in fiscal year 2012 the loss included the gain on sale of approximately $90,000.

In the sale of the animal health business $1.0 million of the price is restricted cash held in escrow. The escrowed amount is to be held pending final acceptance by the EPA of certain studies being performed at the request of the EPA on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to the Company once the EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if the EPA cancels the products to which the studies pertain before the funds are distributed to the Company.

Animal health net sales and income before income tax reported in discontinued operations were as follows for the fiscal year ended July 31:

	2013	2012	2011
	(Amounts in thousands)
Revenue	$57	$5,643	$10,760
Income (loss) before income taxes	(25)	(202)	634

13. SEGMENT INFORMATION

The Company has two reportable segments - electronic chemicals and wood treating chemicals. The electronic chemicals segment includes the ultra pure chemicals business acquired from OM Group on May 31, 2013. The Company evaluated the segment criteria in accordance with GAAP and concluded that its existing electronic chemicals business and the recently acquired ultra pure chemicals business met the criteria of a single operating segment.

	2013	2012	2011
	(Amounts in thousands)
Sales
Electronic chemicals	$165,755	$159,451	$151,481
Wood treating	97,185	113,034	104,115

Total sales for reportable segments	$262,940	$272,485	$255,596

Depreciation and amortization
Electronic chemicals	$7,416	$5,933	$5,607
Wood treating	418	504	814
Discontinued operations	—	342	664
Other — general corporate	461	239	269

Total consolidated depreciation and amortization	$8,295	$7,018	$7,354

Segment income from operations (1)
Electronic chemicals	$13,992	$13,392	$6,205
Wood treating	10,522	15,622	14,766

Total segment income from operations	$24,514	$29,014	$20,971

Capital expenditures
Electronic chemicals	$48,421	$4,493	$7,359
Wood treating	396	393	354
Discontinued operations	—	—	17
Included in UPC acquisition	(43,793)	—	—
Other — general corporate	481	307	538

Total capital expenditures	$5,505	$5,193	$8,268

Total assets
Electronic chemicals	$193,135	$111,144	$114,929
Wood treating	50,880	44,880	45,917

Total assets for reportable segments	$244,015	$156,024	$160,846

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income for the fiscal years ended July 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(Amounts in thousands)
Electronic chemicals	$5,218	$5,354	$4,066
Wood treating	4,461	4,406	3,337

Total corporate overhead expense allocation	$9,679	$9,760	$7,403

For fiscal years 2013, 2012 and 2011 sales to one customer in our electronic chemicals segment represented approximately 20%, 19% and 16%, respectively of the Company’s net sales, and sales to one customer in our wood treating segment represented approximately 16%, 12% and 12% of the Company’s net sales. No other customers accounted for 10% or more of the Company’s net sales.

A reconciliation of total segment to consolidated amounts as of July 31, 2013 and 2012, and for fiscal years 2013, 2012 and 2011 is set forth in the table below.

	2013	2012	2011
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$244,015	$156,024
Total assets for discontinued operations (1)	467	467
Other current assets	9,120	3,627
Other assets	8,413	7,572

Total assets	$262,015	$167,690

Sales:
Total sales for reportable segments	$262,940	$272,485	$255,596
Other (2)	371	215	—

Net sales	$263,311	$272,700	$255,596

Segment income from operations:
Total segment income from operations(3)	$24,514	$29,014	$20,971
Other corporate expense(3)	(7,334)	(3,577)	(3,949)

Operating income	17,180	25,437	17,022
Interest expense, net	(1,771)	(2,099)	(2,335)
Other expense, net	(208)	(269)	(208)

Income from continuing operations before income taxes	$15,201	$23,069	$14,479

Geographic Data

	2013	2012	2011
	(Amounts in thousands)
Net sales:
United States	$200,184	$229,140	$218,961
International	63,127	43,560	36,635

Net sales	$263,311	$272,700	$255,596

Property, plant and equipment, net:
United States	$51,720	$52,178
International	44,968	15,848

Property, plant and equipment, net	$96,688	$68,026

(1)	Reflects deferred tax assets as of July 31, 2013 and 2012.
(2)	Primarily reflects fees from the transition services agreement in connection with the sale of the animal health business. The agreement terminated on March 1, 2013. See Note 12.
(3)	Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public entity such as board compensation, audit expense, fees related to the listing of our stock and expenses incurred to pursue acquisition opportunities. The amounts presented for fiscal years 2012 and 2011 include corporate overhead previously allocated to the animal health business. These amounts were not reallocated to the remaining segments.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the fiscal years ended July 31, 2013 and 2012 exclude the effect of discontinued operations, except for net income amounts. See note 12 for further detail on discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2013
Net sales	$65,336	$56,959	$59,929	$81,087
Gross profit	20,088	15,721	16,333	24,328
Operating income	7,104	3,196	4,355	2,525
Income from continuing operations before income taxes	6,643	2,725	3,918	1,915
Net income	4,142	1,618	2,865	723
Earnings Per share:
Income per share from continuing operations
- basic	$0.36	$0.14	$0.25	$0.07
- diluted	0.36	0.14	0.25	0.07
Net income per share
- basic	0.36	0.14	0.25	0.06
- diluted	0.36	0.14	0.25	0.06
Year Ended July 31, 2012
Net sales	$71,539	$66,975	$66,579	$67,607
Gross profit	18,675	17,141	20,606	20,643
Operating income	6,991	4,883	6,868	6,695
Income from continuing operations before income taxes	6,366	4,256	6,316	6,131
Net income	3,535	2,462	3,965	3,863
Earnings Per share:
Income per share from continuing operations
- basic	$0.34	$0.22	$0.34	$0.35
- diluted	0.34	0.22	0.33	0.34
Net income per share
- basic	0.31	0.22	0.35	0.34
- diluted	0.31	0.21	0.34	0.33

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2013. In conducting the review of the effectiveness of the internal controls over financial reporting as of July 31, 2013, our management, as permitted by the guidance issued by the SEC, did not conduct a review of the effectiveness of internal control of the subsidiaries acquired from OM Group on May 31, 2013.

Management’s assertion about the effectiveness of our internal control over financial reporting as of July 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fiscal quarter ended July 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The financial statements and financial statement schedules filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.

(b)	The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.2	Bylaws filed as Exhibit 3(ii) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.3	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.1†	Creosote Supply Agreement dated November 1, 1998 between Rütgers and the company filed as Exhibit 10.20 to the company’s second quarter 1999 report on Form 10-QSB filed March 12, 1999, incorporated in this report.

10.2*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.3*	Employment Agreement with John V. Sobchak dated June 26, 2001 filed as Exhibit 10.26 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.4*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.6*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.7*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

10.8*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.9*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.10†	Sales Agreement with Koppers, Inc. dated May 8, 2007, filed as Exhibit 10.34 to the company’s report on Form 10-Q filed June 5, 2007.

10.11	Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 initially filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, and re-filed on March 12, 2010 to the company’s report on Form 10-Q, and incorporated herein by this reference.

10.12	Note Purchase Agreement with The Prudential Insurance Company of America dated December 31, 2007 filed as Exhibit 10.40 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.13†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the company’s report on Form 10-Q filed March 17, 2008, and incorporated herein.

10.14*	Executive Severance Plan dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the company’s report on Form 8-K filed October 13, 2008, and incorporated herein by this reference.

10.15	First Amendment to Amended and Restated Credit Agreement and Amended Pledge Agreement with Wachovia Bank, National Association dated effective January 30, 2009 filed as Exhibit 10.43, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.16	Amendment No. 1 to Note Purchase Agreement with The Prudential Insurance Company of America dated effective January 30, 2009 filed as Exhibit 10.44, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.17†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

10.18*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the company’s report on Form 10-K filed October 14, 2009 and incorporated herein by this reference.

10.19	Second Amendment to Amended and Restated Credit Agreement with Wachovia Bank, National Association dated March 18, 2010 filed as Exhibit 10.47, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.20	Amendment No. 2 to Note Purchase Agreement and Limited Consent with The Prudential Insurance Company of America dated March 18, 2010 filed as Exhibit 10.48, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.21	Third Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 23, 2011 filed as Exhibit 10.49, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

10.22	Amendment No. 3 to Note Purchase Agreement and limited consent with The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 23, 2011 filed as Exhibit 10.50, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

10.23	Fourth Amendment to Amended and Restated Credit Agreement dated April 26, 2013 filed as Exhibit 10.23 to the company’s report on Form 8-K filed on April 29, 2013.

10.24	Amendment No. 4 Note Purchase Agreement dated April 26, 2013 filed as Exhibit 10.24 to the company’s report on Form 8-K filed on April 29, 2013.

10.25	Fifth Amendment to Amended and Restated Credit Agreement dated May 31, 2013 filed as Exhibit 10.25 to the company’s report on Form 8-K filed on June 3, 2013.

10.26	Amendment No. 5 Note Purchase Agreement dated May 31, 2013 filed as Exhibit 10.26 to the company’s report on Form 8-K filed on June 3, 2013.

10.27	Purchase Agreement between OM Group, Inc., OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals Ltd, KMG Electronic Chemicals, Ltd, KMG Electronic Chemicals Pte. LTD., KMG Electronic Chemicals, Inc. and KMG Chemicals. Inc. dated April 28, 2013 filed as Exhibit 10.27 to the Company’s report on Form 10-Q filed on June 10, 2013.

10.28	Share Purchase Agreement between OM Group, Inc., OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals SAS and KMG Chemicals, Inc. dated April 28, 2013 filed as Exhibit 10.27 to the Company’s report on Form 10-Q filed on June 10, 2013.

10.29*	Interim CEO Agreement with Mr. Fraser filed as Exhibit 10.29 to the Company’s report on Form 8-K filed on July 2, 2013.

10.30	Letter Agreement with Mr. Butler filed as Exhibit 10.30 to the Company’s report on Form 8-K filed on July 17, 2013.

10.31*	Employment Agreement with Mr. Fraser dated September 24, 2013 filed as Exhibit 10.31 to the Company’s report on Form 8-K filed on September 26, 2013.

21.1	Subsidiaries of the company.

23.1	Consent of KPMG LLP.

23.2	Consent of UHY LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Schema Document

101.CAL^	XBRL Calculation Linkbase Document

101.DEF^	XBRL Definition Linkbase Document

101.LAB^	XBRL Label Linkbase Document

101.PRE^	XBRL Presentation Linkbase Document

(c)	Schedule II-Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

KMG Chemicals, Inc.

Schedule II — Valuation and Qualifying Accounts

Fiscal years ended July 31, 2013, 2012 and 2011

Description	Balance at beginning of period	Charged to costs and expenses	Additions/ Deductions	Balance at end of period
Year ended July 31, 2013:
Allowance for doubtful accounts	$16,000	$208,000	$—	$224,000
Inventory obsolescence	493,000	107,000	(420,000)	180,000
Valuation allowance on deferred tax assets	—	—	—	—
Year ended July 31, 2012:
Allowance for doubtful accounts	$414,000	$—	$(398,000)	$16,000
Inventory obsolescence	333,000	272,000	(112,000)	493,000
Valuation allowance on deferred tax assets	—	—	—	—
Year ended July 31, 2011:
Allowance for doubtful accounts	$260,000	$154,000	$—	$414,000
Inventory obsolescence	418,000	(34,000)	(51,000)	333,000
Valuation allowance on deferred tax assets	627,000	(627,000)	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ Christopher T. Fraser	Date: October 29, 2013
Christopher T. Fraser President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Sobchak	Date: October 29, 2013
John V. Sobchak, Vice President and Chief Financial Officer

By:	/s/ Jack M. North	Date: October 29, 2013
Jack M. North, Controller and Chief Accounting Officer

By:	/s/ Gerald G. Ermentrout	Date: October 29, 2013
Gerald G. Ermentrout, Director

By:	/s/ George W. Gilman	Date: October 29, 2013
George W. Gilman, Director

By:	/s/ John C. Hunter, III	Date: October 29, 2013
John C. Hunter, III, Director

By:	/s/ Fred C. Leonard	Date: October 29, 2013
Fred C. Leonard III, Director

By:	/s/ Stephen A. Thorington	Date: October 29, 2013
Stephen A. Thorington, Director

By:	/s/ Karen A. Twitchell	Date: October 29, 2013
Karen A. Twitchell, Director

By:	/s/ Richard L. Urbanowski	Date: October 29, 2013
Richard L. Urbanowski, Director