Form 10-Q
period 2013-10-31
KMG CHEMICALS INC
filed 2013-12-10
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

As of December 6, 2013, there were 11,594,618 shares of the registrant’s common stock outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	October 31, 2013	July 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,410	$13,949
Accounts receivable
Trade, net of allowances of $244 at October 31, 2013 and $224 at July 31, 2013	43,608	41,935
Other	3,227	4,210
Inventories, net	48,875	53,387
Current deferred tax assets	615	1,400
Prepaid expenses and other	2,920	3,955

Total current assets	112,655	118,836

Property, plant and equipment, net	97,822	96,688
Deferred tax assets	981	1,069
Goodwill	11,181	10,929
Intangible assets, net	29,087	29,261
Restricted cash	1,000	1,000
Other assets, net	4,228	4,232

Total assets	$256,954	$262,015

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$26,469	$35,492
Accrued liabilities	10,264	8,362
Employee incentive accrual	3,278	1,989

Total current liabilities	40,011	45,843

Long-term debt, net of current maturities	83,000	85,000
Deferred tax liabilities	9,946	11,462
Other long-term liabilities	2,490	2,470

Total liabilities	135,447	144,775

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,590,618 shares issued and outstanding at October 31, 2013 and 11,522,321 shares issued and outstanding at July 31, 2013	116	115
Additional paid-in capital	27,810	26,689
Accumulated other comprehensive loss	(364)	(2,504)
Retained earnings	93,945	92,940

Total stockholders’ equity	121,507	117,240

Total liabilities and stockholders’ equity	$256,954	$262,015

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended October 31,
	2013	2012
Net sales	$93,560	$65,336
Cost of sales	67,993	45,248

Gross profit	25,567	20,088

Distribution expenses	12,112	7,053
Selling, general and administrative expenses	10,400	5,931

Operating income	3,055	7,104

Other income/ (expense)
Interest expense, net	(663)	(411)
Other, net	(315)	(50)

Total other expense, net	(978)	(461)

Income from continuing operations before income taxes	2,077	6,643
Provision for income taxes	(725)	(2,435)

Income from continuing operations	1,352	4,208

Discontinued operations
Loss from discontinued operations, before income taxes	—	(102)
Income tax benefit	—	36

Loss from discontinued operations	—	(66)

Net income	$1,352	$4,142

Earnings per share
Basic
Income from continuing operations	$0.12	$0.36
Loss from discontinued operations	—	—

Net income	$0.12	$0.36

Diluted
Income from continuing operations	$0.12	$0.36
Loss from discontinued operations	—	—

Net income	$0.12	$0.36

Weighted average shares outstanding
Basic	11,575	11,436
Diluted	11,610	11,564

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended October 31,
	2013	2012
Net income	$1,352	$4,142
Other comprehensive income
Foreign currency translation gain	2,140	1,072

Total other comprehensive income	2,140	1,072

Total comprehensive income	$3,492	$5,214

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended October 31,
	2013	2012
Cash flows from operating activities
Net income	$1,352	$4,142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,464	1,757
Amortization of loan costs included in interest expense	15	17
Stock-based compensation expense	1,243	181
Bad debt expense	111	73
Allowance for excess and obsolete inventory	(41)	(209)
Loss on disposal of property	4	9
Loss on sale of animal health business	—	57
Deferred income tax benefit	(820)	(221)
Tax benefit from stock-based awards	(217)	—
Changes in operating assets and liabilities
Accounts receivable — trade	(1,182)	2,723
Accounts receivable — other	999	(315)
Inventories	4,890	(5,038)
Other current and noncurrent assets	1,910	310
Accounts payable	(9,806)	1,901
Accrued liabilities and other	2,068	945

Net cash provided by operating activities	3,990	6,332

Cash flows from investing activities
Additions to property, plant and equipment	(2,665)	(1,523)

Net cash used in investing activities	(2,665)	(1,523)

Cash flows from financing activities
Net payments under revolving credit agreement	(2,000)	(2,000)
Tax benefit from stock-based awards	217	—
Payment of dividends	(347)	(342)

Net cash used in financing activities	(2,130)	(2,342)

Effect of exchange rate changes of cash	266	80
Net increase/ (decrease) in cash and cash equivalents	(539)	2,547
Cash and cash equivalents at beginning of period	13,949	1,633

Cash and cash equivalents at end of period	$13,410	$4,180

Supplemental disclosures of cash flow information
Cash paid for interest	$669	$394
Cash paid for income taxes	$160	$295
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$815	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet as of July 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

These condensed consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Acquisitions

On May 31, 2013, the Company completed the acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, with facilities located in the United States, the United Kingdom, France and Singapore. The purchase price was $62.6 million. The subsidiaries sell high purity and ultra purity, wet process chemicals to the semiconductor industry.

The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at the acquisition date (in thousands):

Cash	$689
Accounts receivable	14,698
Inventory	11,047
Other current assets	1,963
Property, plant and equipment	28,939
Intangible assets:
Value of product qualifications	12,800
Non-compete agreement	1,900
Transition services	154

Total intangible assets	14,854

Total assets acquired	72,190

Current liabilities	11,401
Other long-term liabilities	5,326

Total liabilities assumed	16,727

Net assets acquired	$55,463

The Company recognized goodwill associated with the acquisition which represented the value of the assembled workforce and expected synergies from combining operations. The goodwill recognized in the Company’s consolidated balance sheets is as follows (in thousands):

Carrying value at July 31, 2013	$7,150
Foreign currency translation adjustment	253

Carrying value at October 31, 2013	$7,403

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended October 31,
	2013	2012
	(Amounts in thousands, except per share data)
Income from continuing operations	$1,352	$4,208
Loss from discontinued operations	—	(66)

Net income	$1,352	$4,142

Weighted average shares outstanding-basic	11,575	11,436
Dilutive effect of options and stock awards	35	128

Weighted average shares outstanding-diluted	11,610	11,564

Basic earnings per share
Basic earnings per share from continuing operations	$0.12	$0.36
Basic earnings per share on loss from discontinued operations	—	—

Basic earnings per share	$0.12	$0.36

Diluted earnings per share
Diluted earnings per share from continuing operations	$0.12	$0.36
Diluted earnings per share on loss from discontinued operations	—	—

Diluted earnings per share	$0.12	$0.36

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were 12,065 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three months ended October 31, 2013, and there were no such shares not included in the computation of diluted earnings per share for the three months ended October 31, 2012.

4. Inventories

Inventories are summarized in the following table (in thousands):

	October 31, 2013	July 31, 2013
Raw materials	$8,927	$8,003
Work in process	1,290	1,382
Supplies	1,725	1,730
Finished products	37,139	42,452
Less reserve for inventory obsolescence	(206)	(180)

Inventories, net	$48,875	$53,387

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31, 2013	July 31, 2013
Land	$16,022	$15,620
Buildings and improvements	42,459	41,273
Equipment	68,965	66,807
Leasehold improvements	143	143

	127,589	123,843
Less accumulated depreciation and amortization	(40,107)	(36,933)

	87,482	86,910
Construction-in-progress	10,340	9,778

Property, plant and equipment, net	$97,822	$96,688

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2013. The Company recognized stock-based compensation costs of approximately $1.2 million and $181,000 for the three months ended October 31, 2013 and 2012, respectively. The Company also recognized the related tax benefits of $436,000 and $66,000 for the three months ended October 31, 2013 and 2012, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of October 31, 2013, the unrecognized compensation costs related to stock-based awards was approximately $763,000, which is expected to be recognized over a weighted-average period of 2.6 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the three months ended October 31, 2013 is presented below. No options were granted in the first three months of fiscal years 2014 or 2013:

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2013	58,000	$4.03
Granted	—	—
Exercised	(33,000)	4.37
Forfeited/expired	—	—

Outstanding on October 31, 2013	25,000	3.58

The following table summarizes information about stock options outstanding at October 31, 2013 based on fully vested (currently exercisable) stock option awards:

	Options Outstanding and Fully Vested	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)
Total outstanding and fully vested	25,000	3.58	3.95	$410

(1)	The aggregate intrinsic value is computed based on the closing price of the Company’s stock on October 31, 2013.

There were 33,000 options exercised in the three months ended October 31, 2013, with an intrinsic value of $625,000, but there were no options exercised in the three months ended October 31, 2012.

Performance Shares

On August 1, 2013, there were 154,758 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. There were no performance shares granted or vested during the three months ended October 31, 2013. As of October 31, 2013, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2013 and 2012, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)(1)	Grant Date Fair Value	Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
Fiscal Year 2013 Award
12/04/2012	Series 1	61,350	$18.75	07/31/2015	15%	9,203

		61,350				9,203

Fiscal Year 2012 Awards
2/27/2012	Series 1	300	$18.08	07/31/2014	10%	30
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				30

10/28/2011	Series 1	15,300	$15.30	07/31/2014	10%	1,530
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				1,530

10/11/2011	Series 1	16,658	$14.16	07/31/2014	10%	1,666
10/11/2011	Series 2	11,105	$14.16	07/31/2014	0%	—

		27,763				1,666

Total		115,113				12,429

(1)	The table does not include awards to John V. Sobchak of 20,492 and 11,492 in Series 1 awards in fiscal years 2013 and 2012, respectively, and 7,661 in Series 2 awards in fiscal year 2012, all of which will be forfeited upon the effective date of his resignation as previously announced in the Company’s report on Form 8-K filed on November 1, 2013.

Series 1: For the fiscal year 2012 award, vesting for the Series 1 awards is subject to a performance requirement composed of certain earnings per share or revenue growth objectives and average annual return on invested capital measured across a three year period. For the fiscal year 2013 award vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through October 31, 2013, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For fiscal year 2012 awards, the expected percentage of vesting is evaluated through October 31, 2013, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding was $17.71 and $17.66 at October 31, 2013 and August 1, 2013, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the three months ended October 31, 2013 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2013	—
Granted (1)	39,128	$22.01
Vested	(9,128)	21.82

Non-vested on October 31, 2013	30,000	22.07

(1)	Reflects 5,128 shares and 4,000 shares granted to non-employee directors on August 27, 2013, and October 31, 2013 respectively, for service for the three and two month periods ended August 31, 2013 and October 31, 2013 respectively. The shares vest on the date of grant and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Additionally, the Company granted a time-based award for 30,000 shares to Christopher T. Fraser, when he became the Company’s full-time President and CEO on September 24, 2013. These time-based shares vest in equal installments of 6,000 shares each over one, two, three, four and five years from the date of grant. Compensation expense will be recorded over the vesting period using the straight-line method. The September 24, 2013 grant date fair value was $662,000 using the Company’s closing stock price of $22.07 on the grant date.

Mr. Fraser was also granted 50,000 shares upon becoming President and CEO. The shares vested on the date of grant on September 24, 2013, and the Company recognized compensation expense of the grant date fair value of $1.1 million based on the closing stock price on that date.

The total fair value of shares vested during the three months ended October 31, 2013 and 2012 was approximately $1.3 million and $121,000, respectively.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	October 31, 2013
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(370)	$—	$1,834
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(59)	—	58
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(1,458)	449	13,091

Total intangible assets subject to amortization	13.1	$16,421	$(1,887)	$449	14,983

Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765

Total intangible assets not subject to amortization					14,104

Total intangible assets, net					$29,087

	Number of Years	July 31, 2013
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.5	$2,297	$(253)	$2,044
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(57)	60
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(1,047)	13,053

Total intangible assets subject to amortization	13.0	$16,514	$(1,357)	15,157

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$29,261

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $487,000 and $77,000 for the three month periods ended October 31, 2013 and 2012, respectively.

8. Dividends

Dividends of approximately $347,000 ($0.03 per share) and $342,000 ($0.03 per share) were declared and paid in the first quarter of fiscal years 2014 and 2013, respectively.

9. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals.

	Three Months Ended October 31,
	2013	2012
	(Amounts in thousands)
Sales
Electronic chemicals	$64,452	$39,507
Wood treating chemicals	29,064	25,700

Total sales for reportable segments	$93,516	$65,207

Depreciation and amortization
Electronic chemicals	$3,247	$1,550
Wood treating chemicals	98	107
Other	119	100

Total consolidated depreciation and amortization	$3,464	$1,757

Segment income from operations (1)
Electronic chemicals	$3,338	$5,072
Wood treating chemicals	2,505	3,366

Total segment income from operations	$5,843	$8,438

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended October 31,
	2013	2012
Electronic chemicals	$1,973	$1,403
Wood treating chemicals	1,060	1,145

Total corporate overhead expense allocation	$3,033	$2,548

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended October 31,
	2013	2012
	(Amounts in thousands)
Sales
Total sales for reportable segments	$93,516	$65,207
Other	44	129

Net sales	$93,560	$65,336

Segment income from operations
Total segment income from operations	$5,843	$8,438
Other corporate expense (1)	(2,788)	(1,334)

Operating income	3,055	7,104
Interest expense, net	(663)	(411)
Other expense, net	(315)	(50)

Income from continuing operations before income taxes	$2,077	$6,643

(1)	Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities. Other corporate expenses includes $1.3 million of other professional services and $1.2 million of stock based compensation in the first quarter of fiscal year 2014, and includes $577,000 of acquisition related expenses for the first quarter of fiscal year 2013.

10. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	October 31, 2013	July 31, 2013
	(Amounts in thousands)
Senior secured debt:
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 1.50% at October 31, 2013 and July 31, 2013	63,000	65,000

Total debt	83,000	85,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$83,000	$85,000

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

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. The term loan was paid off in fiscal year 2012, and that aspect of the facility has been removed. The Company amended these facilities several times, most recently in April and in May 2013 to increase the amount that may be borrowed under the revolving loan up to $110.0 million, to include an accordion feature that allows for an additional revolving loan increase of up to $25.0 million with approval from the Company’s lenders, and to extend the maturity date of the revolving loan facility to April 30, 2018, with mandatory reduction in revolving loan commitment of $10.0 million each year from September 30, 2014 to September 30, 2017 totaling $40.0 million. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

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

Advances outstanding under the revolving loan bear interest at 1.67% and 1.69% as of October 31, 2013 and July 31, 2103, respectively. The amount outstanding on the revolving loan at October 31, 2013 was 63.0 million, and an additional $3.5 million is reserved for outstanding letters of credit.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2013, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit agreement and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or below, a ratio of funded debt to earnings before interest, taxes and depreciation (as adjusted for extraordinary items, with lender consent) of 3.0 to 1.0 or below, and a current ratio of at least 1.5 to 1.0.

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three month period ended October 31, 2013 was 34.9%. For the three months ended October 31, 2012, the effective rate for continuing operations was 36.7%. In general, differences between these effective tax rates and the rate of 35.0% are primarily due to foreign and state income taxes.

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

The Company’s subsidiary in Italy has filed suit with the Provincial Tax Court in Milan, Italy to contest assessments by the taxing authority in Italy pertaining to the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.7 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.3 million, including interest and penalties through October 31, 2013 (at an exchange rate of 1.364 $/€). The Company recorded a liability for an uncertain tax position for items in the amount of $437,000. The Company intends to vigorously pursue its position before the court, but the ultimate outcome of this litigation is subject to uncertainty.

The Company’s subsidiary in Italy plans to file suit in Provincial Court in Milan, Italy to contest the assessment of additional registration tax against the Company’s subsidiary in Italy based on an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007. The amount of the assessment, including interest and penalties through October 31, 2013, is €778,000 (or approximately $1.1 million, at an exchange rate of 1.364 $/€). The ultimate outcome of this assessment is subject to uncertainty.

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

13. Restructuring Events

In October 2013, the Company announced that as part of global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group will be closed, and production shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. In November 2013, the Company announced that it will close its manufacturing facility in Milan, Italy, and shift production to facilities in France and the United Kingdom. The Company will continue to operate the warehouse facility in Milan.

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

Acquisition

We completed our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc., in the fourth quarter of fiscal year 2013. The purchase price was for $62.6 million. The UPC subsidiaries sell high purity, wet process chemicals to the semiconductor industry.

In October 2013, we announced that as part of global restructuring of our electronic chemicals operations, we will close our Fremont, California manufacturing site acquired in the UPC acquisition, and shift production primarily to our Hollister, California and Pueblo, Colorado facilities. In November 2013, we announced that we will close our manufacturing facility in Milan, Italy, and shift production to our facilities in France and the United Kingdom. We will continue to operate our warehouse facility in Milan. Total costs related to restructuring accrued for the three months ended October 31, 2013 was approximately $47,000.

Results of Operations

Three Month Period Ended October 31, 2013 compared with Three Month Period Ended October 31, 2012

Segment Net Sales

Segment data is presented for our two reportable segments for the three month periods ended October 31, 2013 and 2012. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended October 31,
	2013	2012
	(Amounts in thousands)
Sales
Electronic chemicals	$64,452	$39,507
Wood treating chemicals	29,064	25,700

Total sales for reportable segments	$93,516	$65,207

Net Sales

Net sales for reportable segments increased $28.3 million, or 43.4%, to $93.5 million in the first quarter of fiscal year 2014 as compared to $65.2 million for the same period of the prior year. The increase for the quarter was due primarily to increased sales in electronic chemicals from the acquisition of the UPC business subsidiaries that was consummated in May 2013.

In the first quarter of fiscal year 2014, the electronic chemicals segment had net sales of $64.5 million, an increase of $24.9 million, or 63.1%, as compared to $39.5 million for the prior year period. First quarter sales for the fiscal year 2014 decreased from the prior year in our legacy electronic chemicals business by about $400,000, and the increase in net sales was attributable to the UPC acquisition.

Net sales of wood treating chemicals increased $3.4 million, or 13.1%, to $29.1 million in the first quarter of fiscal year 2014 as compared to $25.7 million for the prior year period. The increase in first quarter sales reflected greater creosote shipments. Although our creosote volume improved in the first quarter, market demand for creosote remains depressed as customers pre-treat railroad ties with boron solutions to increase the service life of the crosstie, while reducing the amount of creosote needed to treat the tie. In the first quarter of fiscal year 2013, many customers accelerated the adoption of that practice as a way to hold down costs. Penta product sales declined approximately $600,000 in the first quarter of fiscal year 2014 as compared to the particularly strong sales in the prior year period.

Gross Profit

Gross profit increased by $5.5 million, or 27.3%, to $25.6 million in the first quarter of fiscal year 2014 from $20.1 million in the same quarter of the prior year. The increase in aggregate gross profit for the quarter was due to sales from the UPC acquisition, despite a 10% decline in gross profits in our legacy businesses due to lower margins. Gross profit as a percentage of sales decreased to 27.3% in the first quarter of fiscal year 2014 from 30.7% in the first quarter of fiscal year 2013. The decline in gross profits as a percentage of sales was due about equally to lower margins in both the wood treating chemicals segment and in legacy electronic chemicals. Margins were adversely impacted in the wood treating segment, as customers benefited from volume-based discounts on long-term supply arrangements.

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

Distribution Expenses

Distribution expenses were up by $5.1 million in the first quarter of fiscal year 2014 from $7.1 million in the prior year period, a 71.7% increase. Distribution expenses were approximately 12.9% and 10.8% of net sales for the first quarter of fiscal years 2014 and 2013, respectively. Distribution expense is heavily concentrated in our electronic chemicals business, and the increase in that expense reflects greater volume shipments stemming from UPC-related sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $4.5 million, or 75.3%, to $10.4 million in the first quarter of fiscal year 2014 from $5.9 million in the same quarter of fiscal year 2013. Those expenses were 11.1% and 9.1% of net sales in the first quarter of fiscal years 2014 and 2013, respectively. We incurred an increase of approximately $960,000 in the current quarter for audit, tax and other professional services over the prior year period. We also incurred $500,000 in the first quarter of fiscal year 2014 for integration expenses for our UPC acquisition, $1.1 million of stock-based compensation expense for the equity award to Christopher T. Fraser upon becoming our full-time CEO, and $430,000 in other employee related costs. The remainder of the increase in selling, general and administrative expenses in the first quarter of fiscal year 2014 is attributable to the acquired UPC business. In the first quarter of fiscal year 2013, we incurred $577,000 of expense for the UPC acquisition we were then pursuing.

Segment Income from Operations

In the first quarter of fiscal year 2014, operating income in the electronic chemicals segment was $3.3 million, a decrease of $1.7 million, or 34.2%, as compared to $5.1 million for the prior year period. The decrease in operating income was due to a $1.6 million decline in operating profits in our legacy electronic chemicals business from lesser volume and lower margins, and from approximately $500,000 in integration expense.

In our wood treating chemicals segment, operating income decreased approximately $860,000, or 25.6%, to $2.5 million in the first quarter of fiscal year 2014 as compared to $3.4 million for the prior year period. The decrease in operating income was due to lower volume and margins on penta products.

Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue potential acquisition opportunities. In the first quarter of fiscal year 2014, other corporate expense was $2.8 million, an increase of $1.5 million, as compared to $1.3 million for the prior year period. In fiscal year 2014, we incurred approximately $1.3 million in expenses associated with hiring Christopher T. Fraser as our full-time CEO on September 24, 2013, including $1.1 million for an equity award to Mr. Fraser. In the first quarter of fiscal year 2013, we incurred other corporate expenses of $577,000 associated with the UPC acquisition we were then pursuing. As we follow our strategy, we expect to incur such expenses in future periods. The amount and timing of such expenses, however, are difficult to predict with certainty as they vary with the availability of appropriate opportunities.

Interest Expense, net

Interest expense was $663,000 and $411,000 in the first quarter of fiscal years 2014 and 2013, respectively. The increase in the period was due to greater borrowings on our loan facilities in fiscal year 2014 as compared to the same period of the prior year, because of the loan increase in our facility to consummate our UPC acquisition.

Income Taxes

The overall effective income tax rate for the three month period ended October 31, 2013 was 34.9%. For the three months ended October 31, 2012, the effective rate for continuing operations was 36.7%.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $102,000 for the first quarter of fiscal year 2013. Those costs related to the animal health business that was discontinued in March 2012, and to dismantling equipment relating to the agricultural chemicals business that was discontinued in fiscal year 2008.

Liquidity and Capital Resources

Cash Flows

For the three months ended October 31, 2013, operating cash flows were favorably impacted by a decrease in inventories of $4.9 million and increase in accrued liabilities of $2.1 million. The reduction in inventories was mainly from our wood treating segment due to the timing of creosote purchases, along with an increase in creosote sales in the three months ended October 31, 2013 as compared to the end of fiscal year 2013. Accrued liabilities increased primarily from a higher bonus accrual and to a lesser extent from an increase in other professional services. Operating cash flows were unfavorably impacted by a decrease in accounts payable of $9.8 million primarily in connection with our wood treating segment from the timing of payments for creosote purchases.

Working Capital

We have a revolving line of credit under an amended and restated credit agreement. At October 31, 2013, we had $63.0 million outstanding under the revolving facility, and an additional $3.5 million is reserved for outstanding letters of credit, with up to an additional $43.5 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by covenants to funded debt to pro-forma earnings before interest, taxes and depreciation (“EBITDA”), and at October 31, 2013 that limitation restricted our borrowing capacity to $14.4 million. Management believes that our current credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. The term loan was paid off in fiscal year 2012, and that aspect of the facility has been removed. We amended these facilities and the note purchase agreement several times, most recently in April and in May 2013 to increase the amount that may be borrowed under the revolving loan up to $110.0 million, to include an accordion feature that allows for an additional revolving loan increase of up to $25.0 million with approval from the Company’s lenders, and to extend the maturity date to April 30, 2018. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

The revolving loan matures April 30, 2018, and bears interest at a varying rate of LIBOR plus a margin based on our funded debt to EBITDA ratio, as described below.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 2.5 to 1.0	2.25%
Equal to or greater than 2.0 to 1.0, but less than 2.5 to 1.0	2.00%
Equal to or greater than 1.5 to 1.0, but less than 2.0 to 1.0	1.75%
Less than 1.5 to 1.0	1.50%

Advances under the revolving loan bear interest at 1.67% and 1.69% as of October 31, 2013 and July 31, 2013, respectively. At October 31, 2013, $63.0 million was outstanding on the revolving facility, and an additional $3.5 million is reserved for outstanding letters of credit.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At October 31, 2013, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit agreement and the note purchase agreement are secured by our assets, including stock in subsidiary inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note purchase agreement have restrictive covenants, including that we must maintain a fixed charge coverage ratio of at least 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for extraordinary items, with lender consent) of no more than 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. On October 31, 2013, we were in compliance with all of our debt covenants.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	the loss of primary customers;

•	the loss of key suppliers, including our European creosote supplier;

•	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;

•	penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;

•	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;

•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;

•	availability or increases in the price of energy, our primary raw materials and active ingredients;

•	the timing of planned capital expenditures;

•	our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;

•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;

•	the ability to obtain registration and re-registration of our products under applicable law;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

•	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

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

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Generally we do not utilize derivative financial instruments or hedging transactions to manage that risk. Our exposure to interest rate risk and foreign currency risk is discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There has been no material change in that information.

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

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

ITEM 5.	OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for next annual meeting of shareholders, if such recommendations are received in writing, addressed to the chair of the committee, Mr. John C. Hunter III, in care of the Company, at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099 by July 15, 2014.

ITEM 6.	EXHIBITS

The financial statements are filed as part of this report in Part 1, Item 1. The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

31.1	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date: December 10, 2013
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ John V. Sobchak	Date: December 10, 2013
John V. Sobchak
Chief Financial Officer