Form 10-Q
period 2014-01-31
KMG CHEMICALS INC
filed 2014-03-12
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 12, 2014, there were 11,620,626 shares of the registrant’s common stock outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	January 31, 2014	July 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,960	$13,949
Accounts receivable
Trade, net of allowances of $250 at January 31, 2014 and $224 at July 31, 2013	39,560	41,935
Other	3,366	4,210
Inventories, net	52,120	53,387
Current deferred tax assets	620	1,400
Prepaid expenses and other	2,053	3,955

Total current assets	112,679	118,836

Property, plant and equipment, net	96,390	96,688
Deferred tax assets	984	1,069
Goodwill	11,105	10,929
Intangible assets, net	29,006	29,261
Restricted cash	1,000	1,000
Other assets, net	4,376	4,232

Total assets	$255,540	$262,015

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$30,200	$35,492
Accrued liabilities	15,465	10,351
Current maturities of long-term debt	20,000	—

Total current liabilities	65,665	45,843

Long-term debt, net of current maturities	59,000	85,000
Deferred tax liabilities	9,297	11,462
Other long-term liabilities	2,458	2,470

Total liabilities	136,420	144,775

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,614,246 shares issued and outstanding at January 31, 2014 and 11,522,321 shares issued and outstanding at July 31, 2013	116	115
Additional paid-in capital	28,151	26,689
Accumulated other comprehensive loss	—	(2,504)
Retained earnings	90,853	92,940

Total stockholders’ equity	119,120	117,240

Total liabilities and stockholders’ equity	$255,540	$262,015

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net sales	$84,253	$56,959	$177,813	$122,295
Cost of sales	59,063	41,238	127,056	86,486

Gross profit	25,190	15,721	50,757	35,809

Distribution expenses	12,892	5,922	25,004	12,975
Selling, general and administrative expenses	9,870	6,603	20,270	12,534
Restructuring charges	4,031	—	4,031	—

Operating income (loss)	(1,603)	3,196	1,452	10,300

Other income (expense)
Interest expense, net	(661)	(395)	(1,324)	(806)
Other, net	(120)	(76)	(435)	(126)

Total other expense, net	(781)	(471)	(1,759)	(932)

Income (loss) from continuing operations before income taxes	(2,384)	2,725	(307)	9,368
Provision for income taxes	(360)	(1,070)	(1,085)	(3,505)

Income (loss) from continuing operations	(2,744)	1,655	(1,392)	5,863

Discontinued operations
Loss from discontinued operations, before income taxes	—	(52)	—	(154)
Income tax benefit	—	15	—	51

Loss from discontinued operations	—	(37)	—	(103)

Net income (loss)	$(2,744)	$1,618	$(1,392)	$5,760

Earnings per share
Basic
Income (loss) from continuing operations	$(0.24)	$0.14	$(0.12)	$0.51
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.24)	$0.14	$(0.12)	$0.50

Diluted
Income (loss) from continuing operations	$(0.24)	$0.14	$(0.12)	$0.51
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.24)	$0.14	$(0.12)	$0.50

Weighted average shares outstanding
Basic	11,613	11,480	11,594	11,458
Diluted	11,613	11,578	11,594	11,571

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net income (loss)	$(2,744)	$1,618	$(1,392)	$5,760
Other comprehensive income
Foreign currency translation gain	364	895	2,504	1,967

Total other comprehensive income	364	895	2,504	1,967

Total comprehensive income (loss)	$(2,380)	$2,513	$1,112	$7,727

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended January 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(1,392)	$5,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,011	3,504
Non-cash restructuring charges	771	—
Amortization of loan costs included in interest expense	30	31
Stock-based compensation expense	1,434	297
Bad debt expense	130	77
Allowance for excess and obsolete inventory	38	(301)
Loss on disposal of property	63	9
Loss on sale of animal health business	—	57
Deferred income taxes	940	(5)
Tax benefit from stock-based awards	(328)	(436)
Changes in operating assets and liabilities
Accounts receivable — trade	2,578	4,437
Accounts receivable — other	140	(2,617)
Inventories	1,733	(1,687)
Other current and noncurrent assets	1,812	791
Accounts payable	(5,817)	(742)
Accrued liabilities and other	2,633	(559)

Net cash provided by operating activities	11,776	8,616

Cash flows from investing activities
Additions to property, plant and equipment	(5,307)	(2,772)
Disposals of property, plant and equipment	17	—

Net cash used in investing activities	(5,290)	(2,772)

Cash flows from financing activities
Net payments under revolving credit agreement	(6,000)	(2,000)
Proceeds from exercise of stock options	—	70
Tax benefit from stock-based awards	328	436
Payment of dividends	(695)	(687)

Net cash used in financing activities	(6,367)	(2,181)

Effect of exchange rate changes of cash	892	191

Net increase in cash and cash equivalents	1,011	3,854
Cash and cash equivalents at beginning of period	13,949	1,633

Cash and cash equivalents at end of period	$14,960	$5,487

Supplemental disclosures of cash flow information
Cash paid for interest	$1,304	$777
Cash paid for income taxes	$382	$4,403
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$682	$—

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

The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at the acquisition date (in thousands):

Cash	$689
Accounts receivable	14,698
Inventory	11,047
Other current assets	1,963
Property, plant and equipment	28,939
Intangible assets:
Value of product qualifications	12,800
Non-compete agreement	1,900
Transition services	154

Total intangible assets	14,854

Total assets acquired	$72,190

Current liabilities	$11,401
Other long-term liabilities	5,326

Total liabilities assumed	16,727

Net assets acquired	$55,463

The Company recognized goodwill associated with the acquisition which represented the value of the assembled workforce and expected synergies from combining operations. The goodwill recognized in the Company’s consolidated balance sheets is as follows (in thousands):

Carrying value at July 31, 2013	$7,150
Foreign currency translation adjustment	176

Carrying value at January 31, 2014	$7,326

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
Income (loss) from continuing operations	$(2,744)	$1,655	$(1,392)	$5,863
Loss from discontinued operations	—	(37)	—	(103)

Net income (loss)	$(2,744)	$1,618	$(1,392)	$5,760

Weighted average shares outstanding-basic	11,613	11,480	11,594	11,458
Dilutive effect of options and stock awards	—	98	—	113

Weighted average shares outstanding-diluted	11,613	11,578	11,594	11,571

Basic earnings per share
Basic earnings per share from continuing operations	$(0.24)	$0.14	$(0.12)	$0.51
Basic earnings per share on loss from discontinued operations	—	—	—	(0.01)

Basic earnings per share	$(0.24)	$0.14	$(0.12)	$0.50

Diluted earnings per share
Diluted earnings per share from continuing operations	$(0.24)	$0.14	$(0.12)	$0.51
Diluted earnings per share on loss from discontinued operations	—	—	—	(0.01)

Diluted earnings per share	$(0.24)	$0.14	$(0.12)	$0.50

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There were an average of approximately 30,000 shares and 21,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and six months ended January 31, 2014, and there were an average of 3,700 shares and 1,900 shares of potentially dilutive shares not included in the computation of diluted earnings per share for the three and six months ended January 31, 2013. Potentially dilutive shares are not included in the computation of diluted weighted average shares outstanding due to a loss from continuing operations for the three and six months ended January 31, 2014.

4. Inventories

Inventories are summarized in the following table (in thousands):

	January 31, 2014	July 31, 2013
Raw materials	$8,293	$8,003
Work in process	1,458	1,382
Supplies	1,666	1,730
Finished products	40,936	42,452
Less: reserve for inventory obsolescence	(233)	(180)

Inventories, net	$52,120	$53,387

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31, 2014	July 31, 2013
Land	$15,898	$15,620
Buildings and improvements	42,478	41,273
Equipment	73,510	66,807
Leasehold improvements	143	143

	132,029	123,843
Less: accumulated depreciation and amortization	(43,738)	(36,933)

	88,291	86,910
Construction-in-progress	8,099	9,778

Property, plant and equipment, net	$96,390	$96,688

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2013. The Company recognized stock-based compensation costs of approximately $191,000 and $116,000 for the three months and $1.4 million and $297,000 for the six months ended January 31, 2014 and 2013, respectively. The Company also recognized the related tax benefits of $108,000 and $43,000, respectively, for the three months and $544,000 and $109,000 for the six months ended January 31, 2014 and 2013, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income (loss).

As of January 31, 2014, the unrecognized compensation costs related to stock-based awards was approximately $662,000, which is expected to be recognized over a weighted-average period of 2.7 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the six months ended January 31, 2014 is presented below. No options were granted in the first six months of fiscal years 2014 or 2013:

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2013	58,000	$4.03
Granted	—	—
Exercised	(58,000)	4.03
Forfeited/expired	—	—

Outstanding on January 31, 2014	—	—

No stock options were outstanding at January 31, 2014.

There were 25,000 and 58,000 stock options exercised in the three and six months ended January 31, 2014, respectively, with an intrinsic value of $327,000 and $952,000, respectively. There were 80,000 options exercised in the three and six months ended January 31, 2013 with and intrinsic value of $1.1 million.

Performance Shares

On August 1, 2013, there were 154,758 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. There were no shares granted or vested under performance awards during the six months ended January 31, 2014. As of January 31, 2014, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2013 and 2012, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)(1)	Grant Date Fair Value	Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
Fiscal Year 2013 Awards
12/04/2012	Series 1	58,600	$18.75	07/31/2015	15%	8,790

		58,600				8,790

Fiscal Year 2012 Awards
2/27/2012	Series 1	300	$18.08	07/31/2014	10%	30
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				30

10/28/2011	Series 1	13,800	$15.30	07/31/2014	10%	1,380
10/28/2011	Series 2	9,200	$15.30	07/31/2014	0%	—

		23,000				1,380

10/11/2011	Series 1	16,658	$14.16	07/31/2014	10%	1,666
10/11/2011	Series 2	11,105	$14.16	07/31/2014	0%	—

		27,763				1,666

Total		109,863				11,866

(1)	The table does not include awards of 23,242 and 12,992 in Series 1 awards (at maximum) in fiscal years 2013 and 2012, respectively, and 8,661 (at maximum) in Series 2 awards in fiscal year 2012, all of which were forfeited during the three months ended January 31, 2014.

Series 1: For the fiscal year 2013 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. For the fiscal year 2012 award, vesting for the Series 1 awards is subject to a performance requirement composed of certain earnings per share or revenue growth objectives and average annual return on invested capital measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through January 31, 2014, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For fiscal year 2012 awards, the expected percentage of vesting is evaluated through January 31, 2014, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding was $17.70 and $17.66 at January 31, 2014 and August 1, 2013, respectively.

The table does not include performance-based Series 1 awards granted on February 25, 2014 by the Company’s board of directors to Christopher T. Fraser and certain other executives and employees for an aggregate of 192,344 shares of common stock (at maximum) for fiscal year 2014. Vesting for the fiscal year 2014 Series 1 awards is subject to a performance requirement composed of certain earnings per share or revenue growth objectives and average annual return on invested capital measured across a three year period beginning August 1, 2013 and ending July 31, 2016. In addition, Mr. Fraser was granted (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having the same performance requirement, and (ii) a performance-based Series 1 award for 4,000 shares of common stock (at maximum) having certain personal objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1, 2013 and ending July 31, 2014. The grant date fair value of the performance-based awards for fiscal year 2014 was $14.88. The expected percentage of vesting and the percentage of shares projected to vest for the respective awards at the end of their measurement periods will be evaluated quarterly.

Time Based Shares

A summary of activity for time-based stock awards for the six months ended January 31, 2014 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2013	—
Granted (1)	45,508	$21.12
Vested	(15,508)	19.28

Non-vested on January 31, 2014	30,000	22.07

(1)	Reflects 6,380 shares, 4,000 shares and 5,128 shares granted to non-employee directors on January 31, 2014, October 31, 2013 and August 27, 2013 respectively, for service for the three months ended January 31, 2014, for the two months ended October 31, 2013 and the three months ended August 31, 2013, respectively. The shares vest on the date of grant and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Additionally, the Company granted a time-based award for 30,000 shares to Christopher T. Fraser, when he became the Company’s full-time President and CEO on September 24, 2013. These time-based shares vest in equal installments of 6,000 shares each over one, two, three, four and five years from the date of grant. Compensation expense will be recorded over the vesting period using the straight-line method. The September 24, 2013 grant date fair value was approximately $662,000 using the Company’s closing stock price of $22.07 on the grant date.

The table does not include awards granted on February 25, 2014 to certain executives and employees of time-based awards for an aggregate of 21,600 shares of common stock (at maximum), vesting in general over one, two or three year periods from the employment of the executives or from the grant date. The grant date fair value of the shares and the performance-based awards was $14.88.

Mr. Fraser was granted 50,000 shares upon becoming President and CEO. The shares vested on the date of grant on September 24, 2013, and the Company recognized compensation expense of the grant date fair value of $1.1 million based on the closing stock price on that date.

The total fair value of shares vested during the six months ended January 31, 2014 and 2013 was approximately $1.4 million and $243,000, respectively.

The Company’s board of directors granted 4,900 shares of common stock to certain employees on February 25, 2014. These shares were vested on the date of grant.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	January 31, 2014
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(383)	$47	$1,868
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(62)	—	55
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(1,728)	607	12,979

Total intangible assets subject to amortization	13.1	$16,421	$(2,173)	$654	14,902

Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765

Total intangible assets not subject to amortization					14,104

Total intangible assets, net					$29,006

	Number of Years	July 31, 2013
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.5	$2,297	$(253)	$2,044
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(57)	60
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(1,047)	13,053

Total intangible assets subject to amortization	13.0	$16,514	$(1,357)	15,157

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$29,261

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $475,000 and $73,000 for the three month periods ended January 31, 2014 and 2013, respectively, and $962,000 and $150,000 for the six month periods ended January 31, 2014 and 2013, respectively.

8. Dividends

Dividends of approximately $348,000 ($0.03 per share) and $345,000 ($0.03 per share) were declared and paid in the second quarter of fiscal years 2014 and 2013, respectively. Dividends of approximately $695,000 ($0.06 per share) and $687,000 ($0.06 per share) were declared and paid in the first six months of fiscal years 2014 and 2013, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on February 25, 2014 to be paid on March 21, 2014 to shareholders of record on March 10, 2014.

9. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Sales
Electronic chemicals	$61,428	$35,647	$125,880	$75,154
Wood treating chemicals	22,795	21,183	51,859	46,883

Total sales for reportable segments	$84,223	$56,830	$177,739	$122,037

Depreciation and amortization
Electronic chemicals	$3,345	$1,539	$6,592	$3,089
Wood treating chemicals	98	105	196	212
Other	104	103	223	203

Total consolidated depreciation and amortization	$3,547	$1,747	$7,011	$3,504

Segment income from operations (1)
Electronic chemicals	$2,995	$2,429	$6,333	$7,501
Wood treating chemicals	1,111	2,220	3,616	5,586

Total segment income from operations	$4,106	$4,649	$9,949	$13,087

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and six months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Electronic chemicals	$2,465	$1,228	$4,438	$2,631
Wood treating chemicals	1,070	1,087	2,130	2,232

Total corporate overhead expense allocation	$3,535	$2,315	$6,568	$4,863

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Sales
Total sales for reportable segments	$84,223	$56,830	$177,739	$122,037
Other	30	129	74	258

Net sales	$84,253	$56,959	$177,813	$122,295

Segment income from operations
Total segment income from operations	$4,106	$4,649	$9,949	$13,087
Other corporate expense (1)	(1,678)	(1,453)	(4,466)	(2,787)
Restructuring charges	(4,031)	—	(4,031)	—

Operating income (loss)	(1,603)	3,196	1,452	10,300
Interest expense, net	(661)	(395)	(1,324)	(806)
Other expense, net	(120)	(76)	(435)	(126)

Income (loss) from continuing operations before income taxes	$(2,384)	$2,725	$(307)	$9,368

(1)	Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities. Other corporate expense includes $2.1 million of other professional services and $1.4 million of stock based compensation, for the first six months of fiscal year 2014.

10. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	January 31, 2014	July 31, 2013
	(Amounts in thousands)
Senior secured debt:
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 1.50% at January 31, 2014 and July 31, 2013	59,000	65,000

Total debt	79,000	85,000
Current maturities of long-term debt	20,000	—

Long-term debt, net of current maturities	$59,000	$85,000

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

Advances outstanding under the revolving loan bear interest at 1.71% and 1.69% as of January 31, 2014 and July 31, 2013, respectively. The amount outstanding on the revolving loan at January 31, 2014 was $59.0 million, and an additional $3.5 million is reserved for outstanding letters of credit. The amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation, and at January 31, 2014 that limitation restricts the Company’s borrowing capacity to $13.9 million.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2014, $20.0 million was outstanding under the note purchase agreement.

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

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and six month periods ended January 31, 2014 is (15.1%) and (353.4%), primarily due to the valuation allowances recorded against the Company’s current and prior period operating losses for its Italian subsidiary, as a result of the restructuring of those operations. Excluding the Italian results, the effective tax rate on ordinary income is 31.4% and 33.4% for the three and six month periods ended January 31, 2014, respectively. For the three and six month periods ended January 31, 2013, the effective rate for continuing operations was 39.3% and 37.4%. In general, differences between the effective tax rates and the rate of 35.0%, excluding for the effect of restructuring charges and operational results in Italy, are primarily due to foreign and state income taxes, and the distribution of income between the U.S. and foreign operations.

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

The Company’s subsidiary in Italy has filed suit in the Provincial Tax Court in Milan, Italy to contest assessments by the taxing authority in Italy pertaining to the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.4 million, including interest and penalties through January 31, 2014 (at an exchange rate of 1.35 $/€). The Company recorded a liability for an uncertain tax position for items in the amount of $437,000. The Company intends to vigorously pursue its position before the court, but the ultimate outcome of this litigation is subject to uncertainty.

The Company’s subsidiary in Italy has filed suit in the Provincial Court in Milan, Italy to contest the assessment of additional registration tax against the Company’s subsidiary in Italy based on an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007. The amount of the assessment, including interest and penalties through January 31, 2014, is €781,000 (or approximately $1.1 million, at an exchange rate of 1.35 $/€). The ultimate outcome of this assessment is subject to uncertainty.

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

13. Restructuring Events

In October 2013, the Company announced that as part of global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group will be closed, and production shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. In November 2013, the Company announced that it will close its manufacturing facility in Milan, Italy, and shift production to facilities in France and the United Kingdom. The Company will continue to operate the warehouse facility in Milan. Total costs related to restructuring accrued for the three and six months ended January 31, 2014 was approximately $4.0 million. Restructuring charges in the second quarter and in the first six months of fiscal year 2014 included approximately $2.5 million in employee costs, $700,000 in decommissioning and environmental expense and $800,000 in accelerated depreciation with respect to property, plant and equipment at the facilities to be closed.

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

Acquisition

We completed our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc., in the fourth quarter of fiscal year 2013. The purchase price was $62.6 million. The UPC subsidiaries sell high purity, wet process chemicals to the semiconductor industry.

Restructuring

In October 2013, we announced that as part of global restructuring of our electronic chemicals operations, we will close our Fremont, California manufacturing site acquired in the UPC acquisition, and shift production primarily to our Hollister, California and Pueblo, Colorado facilities. In November 2013, we announced that we will close our manufacturing facility in Milan, Italy, and shift production to our facilities in France and the United Kingdom. We will continue to operate our warehouse facility in Milan. Total costs related to restructuring accrued for the three and six months ended January 31, 2014 was approximately $4.0 million. Restructuring charges included in the second quarter and in the first six months of fiscal year 2014 included approximately $2.5 million in employee costs, $700,000 in decommissioning and environmental expense and $800,000 in accelerated depreciation with respect to property, plant and equipment at the facilities to be closed. We estimate that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014 and 2015, and that accelerated depreciation with respect to the closed facilities will be approximately $4.0 million over those two fiscal years.

Results of Operations

Three and Six Month Periods Ended January 31, 2014 compared with Three and Six Month Periods Ended January 31, 2013

Segment Net Sales

Segment data is presented for our two reportable segments for the three and six month periods ended January 31, 2014 and 2013. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Sales
Electronic chemicals	$61,428	$35,647	$125,880	$75,154
Wood treating chemicals	22,795	21,183	51,859	46,883

Total sales for reportable segments	$84,223	$56,830	$177,739	$122,037

Net Sales

Net sales for reportable segments increased $27.4 million, or 48.2%, to $84.2 million in the second quarter of fiscal year 2014 from $56.8 million for the same period of the prior year. For the six months ended January 31, 2014, net sales for reportable segments increased $55.7 million, or 45.7%, to $177.7 million from $122.0 million. For the second quarter and for the six months period ended January 31, 2014, net sales in both of our segments improved, primarily reflecting increased sales in electronic chemicals from the acquisition in May 2013 of the UPC business subsidiaries and with some growth volume of creosote sales.

In the second quarter of fiscal year 2014, the electronic chemicals segment had net sales of $61.4 million, an increase of $25.8 million, or 72.5%, as compared to $35.6 million for the prior year period. For the six month periods, net sales in the electronic chemicals segment increased $50.7 million, or 67.4%, to $125.9 million from $75.2 million. In both periods, sales in fiscal year 2014 increased over the prior year periods, because of the added net sales attributable to the UPC acquisition. Although production of microprocessors for personal computers is expected to grow over the next five years, production in mobility markets such as cellphones and tablets is expected to grow much more substantially. Following our UPC acquisition, we participate in the mobility market to a greater degree than in the past, while increasing our already substantial participation in the personal computer and server market.

Net sales of wood treating chemicals increased $1.6 million, or 7.6%, to $22.8 million in the second quarter of fiscal year 2014 as compared to $21.2 million for the prior year period. For the six month periods, net sales in the wood treating segment increased $5.0 million, or 10.7%, to $51.9 million from $46.9 million. The increase in sales in the second quarter and in the first six months of the current fiscal year over the prior year periods was due to greater volume of creosote shipments to customers that service the crosstie end markets. Although our creosote volume improved, customers continued to pre-treat railroad ties with boron solutions to increase the service life of the crosstie. This practice has the effect of reducing the amount of creosote used to treat the tie. We expect that practice will continue, as all the Class I railroads intend to purchase a portion of their ties with the borate treatment. Penta product sales declined approximately $400,000 in the second quarter of fiscal year 2014, and declined $1.0 million for the first six months of fiscal year 2014. In the western United States, penta sales remain strong as several utilities have increased their pole replacement programs, and demand for taller transmission poles is robust as wind farms and solar plants connect to the power grid. Sales in the southeast, however, remained weak as the cold weather impacted demand for treated poles and inhibited the ability to cut timber in the region; and unlike the prior years, the absence of a major hurricane or other severe weather limited demand for utility pole replacements.

Gross Profit

Gross profit increased by $9.5 million, or 60.5%, to $25.2 million in the second quarter of fiscal year 2014 from $15.7 million in the same quarter of the prior year. For the six month period, gross profit increased $15.0 million or 41.9%, to $50.8 million from $35.8 million in the prior year period. The increase in aggregate gross profit for the quarter and the six months period was due to sales attributable to the UPC acquisition. Gross profit as a percentage of sales improved to 29.9% in the second quarter of fiscal year 2014 from 27.6% in the second quarter of fiscal year 2013. The increase in consolidated gross profit in the quarterly and six month comparisons came from 98.0% and 55.2% increases, respectively, in gross profit in our electronic chemicals segment, despite 15.6% and 14.2% declines in gross profits for the comparable periods, respectively, in our wood treating chemicals business.

Our supply agreement for creosote with our European supplier expired on December 31, 2013, but since then we have purchased creosote from that source on a limited basis and continue to discuss a new supply agreement. In addition, we have made arrangements for creosote supply from alternate sources. We are continuing to pursue additional supply opportunities.

Other companies may include certain costs that we record in cost of sales as distribution expenses or selling, general and administrative expenses, and may include certain of the costs that we record in distribution expenses or selling, general and administrative expenses as a component of cost of sales, resulting in a lack of comparability between our gross profit and that reported by other companies.

Distribution Expenses

Distribution expenses were up by $7.0 million in the second quarter of fiscal year 2014 to $12.9 million from $5.9 million in the prior year period, a 118.6% increase. Distribution expenses were approximately 15.3% and 10.4% of net sales for the second quarter of fiscal years 2014 and 2013, respectively. Distribution expenses for the six month periods ending January 31, 2014 and 2013 were $25.0 million and $13.0 million, respectively, an increase of $12.0 million or 92.3%, in fiscal year 2014 over the prior year period. Distribution expense as percent of revenue of the six month periods ending January 31, 2014 and 2013 were 14.1% and 10.6% of net sales, respectively. Distribution expense is heavily concentrated in our electronic chemicals business and the increases in the quarterly and six month comparisons for that expense in fiscal year 2014 reflect greater volume shipments from UPC-related sales and from expenses for chemical management operations in Singapore.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $3.3 million, or 50.0%, to $9.9 million in the second quarter of fiscal year 2014 from $6.6 million in the same quarter of fiscal year 2013. Those expenses were 11.7% and 11.6% of net sales in the second quarter of fiscal years 2014 and 2013, respectively. For the six month period, those expenses increased $7.8 million or 62.4%, to $20.3 million from $12.5 million. The increase in the second quarter of fiscal year 2014 as compared to the prior year period was largely due to higher professional services and employee-related costs. For the first six months of fiscal year 2014 as compared to the prior year, selling, general and administrative expense increased primarily because of $2.1 million in professional services, $1.1 million of stock-based compensation expense related to our new CEO, $430,000 of other employee related costs and $660,000 of integration expenses for our UPC acquisition. The remainder of the increase in selling, general and administrative expenses in the second quarter and in the first six months of fiscal year 2014 is attributable to the acquired UPC business. In the second quarter and first six months of fiscal year 2013, we incurred $740,000 and $1.3 million, respectively, of acquisition-related expense for the UPC acquisition that we were then pursuing.

Segment Income from Operations

In the second quarter of fiscal year 2014, operating income in the electronic chemicals segment was $3.0 million (excluding restructuring charges), an increase of $600,000, or 25.0%, as compared to $2.4 million for the prior year period. The improvement in the quarterly comparison was due to increased profitability in our legacy electronic chemicals business. This increase was partially offset by higher depreciation and amortization expenses of approximately $1.8 million. For the six month period, operating income in the electronic chemicals segment decreased $1.2 million, excluding restructuring charges, or 16.0% to $6.3 million from $7.5 million. The decrease in the six month comparison was due to a decline in operating profits in our legacy electronic chemicals business from lesser volume and lower margins, and from approximately $500,000 of integration expense in the first quarter.

In our wood treating chemicals segment, operating income decreased approximately $1.1 million, or 50.0%, to $1.1 million in the second quarter of fiscal year 2014 as compared to $2.2 million for the prior year period. For the six month period, operating income in the wood treating segment decreased $2.0 million or 35.7%, to $3.6 million from $5.6 million. Although creosote volume was improved in the quarter and in the six month period over the prior year, we also experienced lower pricing and higher costs associated with cleaning a barge that was returned to its owner. Additionally, penta sales revenue was down $400,000 in the quarter and $1.0 million for the six month period as compared to the prior year, and we had higher hazardous waste disposal costs related to the penta business. We expect that penta sales in the third and fourth quarter of fiscal year 2014 will approximate sales in the prior year periods.

Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue potential acquisition opportunities.

Interest Expense, net

Interest expense was $661,000 and $395,000 in the second quarter of fiscal years 2014 and 2013, respectively, and was $1.3 million and $806,000 for the first six months of fiscal year 2014 and 2013, respectively. The increases in the periods were due to greater amounts outstanding on our revolving loan facility borrowed to consummate our UPC acquisition in May 2013.

Income Taxes

The overall effective income tax rate for the three and six month period ended January 31, 2014 was (15.1%) and (353.4%), respectively, primarily due to restructuring charges and operational results in Italy for which we will not be able to realize a tax benefit. With the consolidation of our European manufacturing facilities, it is more likely than not that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. The impact on our Italian subsidiary’s tax provision was approximately $1.4 million, and, was recorded in the second quarter of fiscal year 2014. Excluding the Italian results, the effective tax rate on ordinary income was 31.4% and 33.4% for the three and six months ended January 31, 2014. The effective rate for continuing operations was 39.3% and 37.4% for the three and six months ended January 31, 2013, respectively.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $52,000 and $154,000 for the second quarter and first six months of fiscal year 2013, respectively. Those costs were related to the animal health business that was discontinued in March 2012, and to dismantling equipment relating to the agricultural chemicals business that was discontinued in fiscal year 2008.

Liquidity and Capital Resources

Cash Flows

For the six months ended January 31, 2014, operating cash flows were favorably impacted by an increase in accrued liabilities of $2.6 million. Accrued liabilities increased primarily due to recognition of restructuring charges. Operating cash flows were negatively impacted by a decrease in accounts payable of $5.8 million primarily in connection with our wood treating segment from the timing of payments for creosote purchases. Net borrowings decreased by $6.0 million on account of payments that reduced the revolving line of credit.

Working Capital

We have a revolving line of credit of $110.0 million under an amended and restated credit agreement. At January 31, 2014, we had $59.0 million outstanding under the revolving facility, and an additional $3.5 million is reserved for outstanding letters of credit, with up to an additional $47.5 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation (“EBITDA”), and at January 31, 2014 that limitation restricted our borrowing capacity to $13.9 million. Management believes that our current revolving credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months, but we will need to extend or replace $20.0 million of indebtedness that matures on December 31, 2014. Management has begun the process of accomplishing that extension or replacement.

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

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. The term loan was paid off in fiscal year 2012, and that aspect of the facility has been removed. We amended the facilities and the note purchase agreement several times, most recently in April and in May 2013 to increase the amount that may be borrowed under the revolving loan up to $110.0 million, to include an accordion feature that allows for an additional revolving loan increase of up to $25.0 million with approval from the Company’s lenders, and to extend the maturity date to April 30, 2018. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

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

Advances under the revolving loan bear interest at 1.71% and 1.69% as of January 31, 2014 and July 31, 2013, respectively. At January 31, 2014, $59.0 million was outstanding on the revolving facility, and an additional $3.5 million is reserved for outstanding letters of credit.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At January 31, 2014, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit agreement and the note purchase agreement are secured by our assets, including stock in subsidiary inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of funded debt to EBITDA (as adjusted for extraordinary items, with lender consent) of no more than 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. On January 31, 2014, we were in compliance with all of our debt covenants.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	the loss of primary customers;

•	the loss of key suppliers;

•	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;

•	penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;

•	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;

•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;

•	availability or increases in the price of energy, our primary raw materials and active ingredients;

•	the timing of planned capital expenditures;

•	our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;

•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;

•	the ability to obtain registration and re-registration of our products under applicable law;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

•	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date: March 12, 2014
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date: March 12, 2014
Malinda G. Passmore
Chief Financial Officer