Form 10-Q
period 2014-04-30
KMG CHEMICALS INC
filed 2014-06-09
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 9, 2014, there were 11,641,733 shares of the registrant’s common stock outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	April 30, 2014	July 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,402	$13,949
Accounts receivable
Trade, net of allowances of $211 at April 30, 2014 and $224 at July 31, 2013	40,651	41,935
Other	3,832	4,210
Inventories, net	46,636	53,387
Current deferred tax assets	631	1,400
Prepaid expenses and other	3,406	3,955

Total current assets	114,558	118,836

Property, plant and equipment, net	95,175	96,688
Deferred tax assets	991	1,069
Goodwill	11,110	10,929
Intangible assets, net	28,803	29,261
Restricted cash	1,000	1,000
Other assets, net	4,419	4,232

Total assets	$256,056	$262,015

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$32,052	$35,492
Accrued liabilities	16,540	10,351
Current maturities of long-term debt	20,000	—

Total current liabilities	68,592	45,843

Long-term debt, net of current maturities	52,000	85,000
Deferred tax liabilities	10,683	11,462
Other long-term liabilities	2,666	2,470

Total liabilities	133,941	144,775

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,635,636 shares issued and outstanding at April 30, 2014 and 11,522,321 shares issued and outstanding at July 31, 2013	116	115
Additional paid-in capital	28,492	26,689
Accumulated other comprehensive income (loss)	1,776	(2,504)
Retained earnings	91,731	92,940

Total stockholders’ equity	122,115	117,240

Total liabilities and stockholders’ equity	$256,056	$262,015

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net sales	$84,437	$59,929	$262,250	$182,224
Cost of sales	59,672	43,596	186,728	130,082

Gross profit	24,765	16,333	75,522	52,142

Distribution expenses	11,975	6,399	36,979	19,374
Selling, general and administrative expenses	8,815	5,579	29,085	18,113
Restructuring charges	1,061	—	5,092	—

Operating income	2,914	4,355	4,366	14,655

Other income (expense)
Interest expense, net	(926)	(388)	(2,250)	(1,194)
Other, net	(105)	(49)	(540)	(175)

Total other expense, net	(1,031)	(437)	(2,790)	(1,369)

Income from continuing operations before income taxes	1,883	3,918	1,576	13,286
Provision for income taxes	(657)	(1,026)	(1,742)	(4,531)

Income (loss) from continuing operations	1,226	2,892	(166)	8,755

Discontinued operations
Loss from discontinued operations, before income taxes	—	(33)	—	(187)
Income tax benefit	—	6	—	57

Loss from discontinued operations	—	(27)	—	(130)

Net income (loss)	$1,226	$2,865	$(166)	$8,625

Earnings per share
Basic
Income (loss) from continuing operations	$0.11	$0.25	$(0.01)	$0.76
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.11	$0.25	$(0.01)	$0.75

Diluted
Income (loss) from continuing operations	$0.11	$0.25	$(0.01)	$0.76
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.11	$0.25	$(0.01)	$0.75

Weighted average shares outstanding
Basic	11,634	11,513	11,606	11,476
Diluted	11,673	11,580	11,606	11,574

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net income (loss)	$1,226	$2,865	$(166)	$8,625
Other comprehensive income
Foreign currency translation income (loss)	1,776	(772)	4,280	1,195

Total other comprehensive income (loss)	1,776	(772)	4,280	1,195

Total comprehensive income	$3,002	$2,093	$4,114	$9,820

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended April 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(166)	$8,625
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,422	5,407
Non-cash restructuring charges	1,720	—
Amortization of loan costs included in interest expense	45	34
Stock-based compensation expense	1,777	455
Bad debt expense	89	78
Allowance for excess and obsolete inventory	33	(340)
(Gain)/loss on disposal of property	(14)	59
Loss on sale of animal health business	—	57
Deferred income taxes	751	783
Tax benefit from stock-based awards	(328)	(569)
Changes in operating assets and liabilities
Accounts receivable — trade	1,906	2,229
Accounts receivable — other	538	(3,339)
Inventories	7,277	(3,268)
Other current and noncurrent assets	389	(1,819)
Accounts payable	(3,916)	1,309
Accrued liabilities and other	5,383	(158)

Net cash provided by operating activities	25,906	9,543

Cash flows from investing activities
Additions to property, plant and equipment	(7,133)	(3,785)
Disposals of property, plant and equipment	39	—

Net cash used in investing activities	(7,094)	(3,785)

Cash flows from financing activities
Net payments under revolving credit agreement	(13,000)	(2,000)
Proceeds from exercise of stock options	—	70
Tax benefit from stock-based awards	328	569
Payment of dividends	(1,043)	(1,032)

Net cash used in financing activities	(13,715)	(2,393)

Effect of exchange rate changes on cash	356	100

Net increase in cash and cash equivalents	5,453	3,465
Cash and cash equivalents at beginning of period	13,949	1,633

Cash and cash equivalents at end of period	$19,402	$5,098

Supplemental disclosures of cash flow information
Cash paid for interest	$1,909	$1,163
Cash paid for income taxes	$527	$5,254
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$637	$—

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

The following table summarizes the acquired assets and assumed liabilities and the acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at the acquisition date (in thousands):

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

The Company recognized goodwill associated with the acquisition which represented the value of the assembled workforce and expected synergies from combining operations. As of April 30, 2014, the goodwill was adjusted for the post-closing working capital adjustment of $138,000. The goodwill recognized in the Company’s consolidated balance sheets is as follows (in thousands):

Carrying value at July 31, 2013	$7,150
Post-closing working capital adjustment	(138)
Foreign currency translation adjustment	320

Carrying value at April 30, 2014	$7,332

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)
Income (loss) from continuing operations	$1,226	$2,892	$(166)	$8,755
Loss from discontinued operations	—	(27)	—	(130)

Net income (loss)	$1,226	$2,865	$(166)	$8,625

Weighted average shares outstanding-basic	11,634	11,513	11,606	11,476
Dilutive effect of options and stock awards	39	67	—	98

Weighted average shares outstanding-diluted	11,673	11,580	11,606	11,574

Basic earnings per share
Basic earnings per share from continuing operations	$0.11	$0.25	$(0.01)	$0.76
Basic earnings per share on loss from discontinued operations	—	—	—	(0.01)

Basic earnings per share	$0.11	$0.25	$(0.01)	$0.75

Diluted earnings per share
Diluted earnings per share from continuing operations	$0.11	$0.25	$(0.01)	$0.76
Diluted earnings per share on loss from discontinued operations	—	—	—	(0.01)

Diluted earnings per share	$0.11	$0.25	$(0.01)	$0.75

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if including them would be anti-dilutive. There were no such potentially dilutive securities that were not included for the three months ended April 30, 2014. There were an average of approximately 21,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the nine months ended April 30, 2014, and there were an average of 21,200 shares and 8,300 shares of potentially dilutive shares not included in the computation of diluted earnings per share for the three and nine months ended April 30, 2013. Potentially dilutive shares are not included in the computation of diluted weighted average shares outstanding due to a loss from continuing operations for the nine months ended April 30, 2014.

4. Inventories

Inventories are summarized in the following table (in thousands):

	April 30, 2014	July 31, 2013
Raw materials	$8,489	$8,003
Work in process	1,948	1,382
Supplies	1,722	1,730
Finished products	34,705	42,452
Less: reserve for inventory obsolescence	(228)	(180)

Inventories, net	$46,636	$53,387

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30, 2014	July 31, 2013
Land	$16,229	$15,620
Buildings and improvements	42,986	41,273
Equipment	75,352	66,807
Leasehold improvements	143	143

	134,710	123,843
Less: accumulated depreciation and amortization	(47,891)	(36,933)

	86,819	86,910
Construction-in-progress	8,356	9,778

Property, plant and equipment, net	$95,175	$96,688

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2013. The Company recognized stock-based compensation costs of approximately $343,000 and $158,000 for the three months and $1.8 million and $455,000 for the nine months ended April 30, 2014 and 2013, respectively. The Company also recognized the related tax benefits of $120,000 and $53,000, respectively, for the three months and $663,000 and $163,000 for the nine months ended April 30, 2014 and 2013, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income (loss).

As of April 30, 2014, the unrecognized compensation costs related to stock-based awards was approximately $1.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

A summary of stock option and stock activity is presented below.

Stock Options

A summary of activity for the nine months ended April 30, 2014 is presented below. No options were granted in the first nine months of fiscal years 2014 or 2013:

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2013	58,000	$4.03
Granted	—	—
Exercised	(58,000)	4.03
Forfeited/expired	—	—

Outstanding on April 30, 2014	—	—

No stock options were outstanding at April 30, 2014.

There were 58,000 stock options exercised in the nine months ended April 30, 2014, with an intrinsic value of $952,000. There were 27,000 and 107,000 options exercised in the three and nine months ended April 30, 2013, respectively, with an intrinsic value of $423,000 and $1.6 million, respectively.

Performance Shares

On August 1, 2013, there were 154,758 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. No performance share awards vested during the nine months ended April 30, 2014. There were a maximum of 190,694 performance share awards granted during the nine months ended April 30, 2014. As of April 30, 2014, the non-vested performance-based stock awards consisted of Series 1 and Series 2 awards granted to certain executives and employees in fiscal years 2014, 2013 and 2012, as summarized below.

Date of Grant	Series Award	Maximum Award (Shares)(1)	Grant Date Fair Value	Measurement Period Ending	Expected Percentage of Vesting	Shares Expected to Vest
Fiscal Year 2014 Awards (2)
2/25/2014	Series 1	190,694	$14.88	07/31/2016	40%	76,278

		190,694				76,278

Fiscal Year 2013 Awards
12/04/2012	Series 1	58,600	$18.75	07/31/2015	0%	—

		58,600				—

Fiscal Year 2012 Awards
2/27/2012	Series 1	300	$18.08	07/31/2014	10%	30
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				30

10/28/2011	Series 1	13,800	$15.30	07/31/2014	10%	1,380
10/28/2011	Series 2	9,200	$15.30	07/31/2014	0%	—

		23,000				1,380

10/11/2011	Series 1	16,658	$14.16	07/31/2014	10%	1,666
10/11/2011	Series 2	11,105	$14.16	07/31/2014	0%	—

		27,763				1,666

Total		300,557				79,354

(1)	The table does not include awards of 23,242 and 12,992 in Series 1 awards (at maximum) in fiscal years 2013 and 2012, respectively, and 8,661 (at maximum) in Series 2 awards in fiscal year 2012, all of which were forfeited during the nine months ended April 30, 2014.
(2)	The percentage vesting for the 2014 performance shares award is based on the target award, which is 66.67% of the maximum award. The expected percentage of vesting is currently estimated at 60% of the target award for the fiscal year 2014 Award.

Series 1: For the fiscal year 2014 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s earnings per share. The percentage of vesting for the Fiscal Year 2014 award is based on the target award, which is at 66.67% of the maximum award. For the fiscal year 2013 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. For the fiscal year 2012 award, vesting for the Series 1 awards is subject to a performance requirement composed of certain earnings per share or revenue growth objectives and average annual return on invested capital measured across a three year period. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through April 30, 2014, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

Series 2: Vesting for the Series 2 awards is subject to performance requirements pertaining to the growth rate in the Company’s basic earnings per share over a three year period. The achievement of performance requirements is measured quarterly using the Company’s budget, actual results and long-term projections. For fiscal year 2012 awards, the expected percentage of vesting is evaluated through April 30, 2014, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods.

The weighted-average grant-date fair value of performance awards outstanding was $16.47 and $17.66 at April 30, 2014 and August 1, 2013, respectively.

The table does not include certain performance-based awards granted to Christopher T. Fraser on February 25, 2014. Such grants to Mr. Fraser included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having the same performance requirement as those of the 2014 Series 3 awards, and (ii) a performance-based Series 3 award for 4,000 shares of common stock (at maximum) having certain personal objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1, 2013 and ending July 31, 2014. As of April 30, 2014, the Series 3 award granted to Mr. Fraser is not expected to vest and the Series 3 award based on personal objectives is expected to vest at 100%.

The weighted-average grant-date fair value of the performance-based awards granted for fiscal year 2014 was $14.88. The expected percentage of vesting and the percentage of shares projected to vest for the respective awards at the end of their measurement periods are evaluated quarterly.

Time Based Shares

A summary of activity for time-based stock awards for the nine months ended April 30, 2014 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2013	—
Granted (1)	72,868	$18.84
Vested(2)	(21,268)	18.29

Non-vested on April 30, 2014	51,600	19.06

(1)	Includes 21,600 shares granted to certain executives and employees on February 25, 2014 which generally vest over one, two or three year service periods from the grant date or commencement of their employment. Additionally, the Company granted a time-based award for 30,000 shares to Christopher T. Fraser, when he became the Company’s full-time President and CEO on September 24, 2013. These time-based shares vest in equal installments of 6,000 shares each over one, two, three, four and five years, respectively, from the date of grant. Compensation expense will be recorded over the vesting period using the straight-line method. The September 24, 2013 grant date fair value was approximately $662,000 using the Company’s closing stock price of $22.07 on the grant date.
(2)	Reflects 5,760 shares, 6,380 shares, 4,000 shares and 5,128 shares granted to non-employee directors on April 30, 2014, January 31, 2014, October 31, 2013 and August 27, 2013 respectively, for service for the three months ended April 30, 2014, the three months ended January 31, 2014, the two months ended October 31, 2013 and the three months ended August 31, 2013, respectively. The shares vest on the date of grant and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP.

Mr. Fraser was granted 50,000 shares upon becoming President and CEO. The shares vested on the date of grant on September 24, 2013, and the Company recognized compensation expense of the grant date fair value of $1.1 million based on the closing stock price on that date.

The Company’s board of directors granted 4,900 shares and 1,000 shares of common stock to certain employees on February 25, 2014 and April 8, 2014, respectively. These shares were vested on the date of grant and related compensation expense of the grant-date fair value of approximately $90,000, based on the closing stock price at respective grant dates, was recognized during the three months ended April 30, 2014.

The total fair value of shares vested during the nine months ended April 30, 2014 and 2013 was approximately $1.6 million and $363,000, respectively.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	April 30, 2014
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.5	$2,297	$(577)	$79	$1,799
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(64)	—	53
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(2,080)	827	12,847

Total intangible assets subject to amortization	13.0	$16,514	$(2,721)	$906	14,699

Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765

Total intangible assets not subject to amortization					14,104

Total intangible assets, net					$28,803

	Number of Years	July 31, 2013
	Weighted Average Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.5	$2,297	$(253)	$2,044
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(57)	60
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(1,047)	13,053

Total intangible assets subject to amortization	13.0	$16,514	$(1,357)	15,157

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$29,261

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $403,000 and $74,000 for the three month periods ended April 30, 2014 and 2013, respectively, and $1.4 million and $224,000 for the nine month periods ended April 30, 2014 and 2013, respectively.

8. Dividends

Dividends of approximately $349,000 ($0.03 per share) and $345,000 ($0.03 per share) were declared and paid in the third quarter of fiscal years 2014 and 2013, respectively. Dividends of approximately $1.0 million ($0.09 per share) and $1.0 million ($0.09 per share) were declared and paid in the first nine months of fiscal years 2014 and 2013, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on May 20, 2014 to be paid on June 20, 2014 to shareholders of record on June 6, 2014.

9. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Sales
Electronic chemicals	$61,542	$36,333	$187,422	$111,487
Wood treating chemicals	22,851	23,525	74,710	70,408

Total sales for reportable segments	$84,393	$59,858	$262,132	$181,895

Depreciation and amortization
Electronic chemicals	$3,202	$1,665	$9,794	$4,754
Wood treating chemicals	104	102	300	314
Other	104	136	328	339

Total consolidated depreciation and amortization	$3,410	$1,903	$10,422	$5,407

Segment income from operations (1)
Electronic chemicals	$3,175	$2,978	$9,508	$10,479
Wood treating chemicals	2,092	2,546	5,708	8,132

Total segment income from operations	$5,267	$5,524	$15,216	$18,611

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and nine months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Electronic chemicals	$2,054	$1,185	$6,492	$3,816
Wood treating chemicals	1,110	1,037	3,240	3,269

Total corporate overhead expense allocation	$3,164	$2,222	$9,732	$7,085

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(Amounts in thousands)
Sales
Total sales for reportable segments	$84,393	$59,858	$262,132	$181,895
Other	44	71	118	329

Net sales	$84,437	$59,929	$262,250	$182,224

Segment income from operations
Total segment income from operations	$5,267	$5,524	$15,216	$18,611
Other corporate expense (1)	(1,292)	(1,169)	(5,758)	(3,956)
Restructuring charges	(1,061)	—	(5,092)	—

Operating income	2,914	4,355	4,366	14,655
Interest expense, net	(926)	(388)	(2,250)	(1,194)
Other expense, net	(105)	(49)	(540)	(175)

Income from continuing operations before income taxes	$1,883	$3,918	$1,576	$13,286

(1)	Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities.

10. Long-Term Debt

The Company’s debt consisted of the following (in thousands):

	April 30, 2014	July 31, 2013
	(Amounts in thousands)
Senior secured debt:
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.00% at April 30, 2014 and July 31, 2013	52,000	65,000

Total debt	72,000	85,000
Current maturities of long-term debt	20,000	—

Long-term debt, net of current maturities	$52,000	$85,000

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

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. The term loan was paid off in fiscal year 2012, and that aspect of the facility has been removed. The Company amended these facilities several times, most recently in April and in May 2013 to increase the amount that may be borrowed under the revolving loan up to $110.0 million, to include an accordion feature that allows for an additional revolving loan increase of up to $25.0 million from current or additional lenders willing to participate, to extend the maturity date of the revolving loan facility to April 30, 2018, and to include a mandatory reduction in revolving loan commitment of $10.0 million each year from September 30, 2014 to September 30, 2017 totaling $40.0 million. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

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

Advances outstanding under the revolving loan bear interest at 2.15% and 1.69% as of April 30, 2014 and July 31, 2013, respectively. The amount outstanding on the revolving loan at April 30, 2014 was $52.0 million, and an additional $3.5 million is reserved for outstanding letters of credit. The amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation, and at April 30, 2014 that limitation restricts the Company’s borrowing capacity to $19.9 million.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2014, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit agreement and the note purchase agreement are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility and the note purchase agreement have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to earnings before interest, taxes and depreciation (as adjusted for extraordinary items, with lender consent) of 3.0 to 1.0 or below, and a current ratio of at least 1.5 to 1.0.

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and nine month periods ended April 30, 2014 is 34.9% and 110.5%, respectively, primarily due to the valuation allowances recorded during the second quarter of fiscal year 2014 against the Company’s current and prior period operating losses for its Italian subsidiary, as a result of the restructuring of those operations. Excluding the Italian results, the estimated annual effective tax rate on ordinary income is 31.3% and 32.0% for the three and nine month periods ended April 30, 2014, respectively. For the three and nine month periods ended April 30, 2013, the overall effective rate was 26.2% and 34.1%. In general, differences between the effective tax rates and the rate of 35.0%, excluding for the effect of restructuring charges and operational results in Italy, are primarily due to foreign and state income taxes, and the distribution of income between the U.S. and foreign operations. In addition, the Company recognized $190,000 of discrete items benefits in the three months ended April 30, 2014.

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

The Company’s subsidiary in Italy has filed suit in the Provincial Tax Court in Milan, Italy to contest assessments by the taxing authority in Italy pertaining to the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.4 million, including interest and penalties through April 30, 2014 (at an exchange rate of 1.36 $/€). The Company recorded a liability for an uncertain tax position for items in the amount of $437,000. The Company intends to vigorously pursue its position before the court, but the ultimate outcome of this litigation is subject to uncertainty.

The Company’s subsidiary in Italy has filed suit in the Provincial Court in Milan, Italy to contest the assessment of additional registration tax against the Company’s subsidiary in Italy based on an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007. The amount of the assessment, including interest and penalties through April 30, 2014, is €784,000 (or approximately $1.1 million, at an exchange rate of 1.36 $/€). The ultimate outcome of this assessment is subject to uncertainty.

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

13. Restructuring Events

In October 2013, the Company announced that as part of global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group will be closed, and production shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. In November 2013, the Company announced that it will close a facility in Milan, Italy, and shift production to facilities in France and the United Kingdom. The Company will continue to operate the warehouse facility in Milan. The Company estimates that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014 and 2015, and that accelerated depreciation with respect to the closed facilities will be approximately $4.0 million over those two fiscal years.

At April 30, 2014, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee Costs	Decommissioning and Environmental	Non-Cash Accelerated Depreciation	Other	Total
Charges	$2,629	$710	$1,719	$34	$5,092
Payments	(273)	—	—	—	(273)
Adjustment	30	5	22	(6)	51

Accrued liability at April 30, 2014	2,386	715	1,741	28	4,870

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restructuring

In October 2013, we announced that, as part of global restructuring of our electronic chemicals operations, we would close our Fremont, California manufacturing site acquired in the UPC acquisition, and shift production primarily to our Hollister, California and Pueblo, Colorado facilities. As planned, we ceased production at the Fremont facility, and expect to complete site decommissioning by the end of the fiscal year. In November 2013, we announced that we would close a facility in Milan, Italy, and shift production to our facilities in France and the United Kingdom. We will continue to operate our warehouse facility in Milan. We have begun decommissioning certain manufacturing equipment in Milan, and have started to transition products from there to other sites in Europe. Overall, the consolidation of our global operations remains on schedule. Total costs related to restructuring accrued for the three and nine months ended April 30, 2014 was approximately $1.1 million and $5.1 million, respectively. See Note 13 to the financial statements included in this report. We estimate that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014 and 2015, and that accelerated depreciation with respect to the closed facilities will be approximately $4.0 million over those two fiscal years.

Results of Operations

Three and Nine Month Periods Ended April 30, 2014 compared with the Three and Nine Month Periods Ended April 30, 2013

Segment Net Sales

Segment data is presented for our two reportable segments for the three and nine month periods ended April 30, 2014 and 2013. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended April 30,		Nine Months Ended April 31,
	2014	2013	2014	2013
	(Amounts in thousands)
Sales
Electronic chemicals	$61,542	$36,333	$187,422	$111,487
Wood treating chemicals	22,851	23,525	74,710	70,408

Total sales for reportable segments	$84,393	$59,858	$262,132	$181,895

Net Sales

Net sales for reportable segments increased $24.5 million, or 41.0%, to $84.4 million in the third quarter of fiscal year 2014 from $59.9 million for the same period of the prior year. For the nine months ended April 30, 2014, net sales for reportable segments increased $80.2 million, or 44.1%, to $262.1 million from $181.9 million in the prior year period. The increase in net sales was because of the UPC acquisition in our electronic chemicals segment.

In the third quarter of fiscal year 2014, the electronic chemicals segment had net sales of $61.5 million, an increase of $25.2 million, or 69.4%, as compared to $36.3 million for the prior year period. For the nine month periods, net sales in the electronic chemicals segment increased $75.9 million, or 68.1%, to $187.4 million from $111.5 million. Net sales in both the third quarter and the first nine months of fiscal year 2014 increased over the prior year periods, because of the UPC acquisition. That acquisition has allowed us to expand our global presence, and expand our ability to serve a broader spectrum of our semiconductor customers’ requirements.

Net sales of wood treating chemicals decreased $674,000, or 2.9%, to $22.9 million in the third quarter of fiscal year 2014 as compared to $23.5 million for the prior year period. For the nine month comparison, net sales in the wood treating segment increased $4.3 million, or 6.1%, to $74.7 million from $70.4 million, because of a greater volume of creosote shipments to customers that service the crosstie market. Although our creosote volume increased, demand for creosote is impacted by customers continuing to pre-treat railroad ties with borate to increase the service life of the crosstie. This practice has the effect of reducing the amount of creosote used to treat the tie, and Class I railroads intend to continue purchasing a portion of their ties with the borate treatment. Penta product sales declined approximately $1.1 million in the third quarter of fiscal year 2014, and declined $2.1 million for the first nine months of fiscal year 2014. Penta sales were down primarily on lower pricing for hydrochloric acid that is a byproduct of penta production. Penta sales in the Southeast remained weak due to limited timber availability and the absence of severe weather conditions.

Gross Profit

Gross profit increased by $8.4 million, or 51.6%, to $24.8 million in the third quarter of fiscal year 2014 from $16.3 million in the same quarter of the prior year. For the nine month period, gross profit increased $23.4 million or 44.8%, to $75.5 million from $52.1 million in the prior year period. The increase in aggregate gross profit for the quarter and the nine months period was due to sales attributable to the UPC acquisition. Gross profit as a percentage of sales improved to 29.3% in the third quarter of fiscal year 2014 from 27.3% in the third quarter of fiscal year 2013, while gross profit as a percentage of sales was flat for the nine month periods ended April 30, 2014 and 2013. The increase in consolidated gross profit in the quarterly and nine month comparisons came from increased gross profit in our electronic chemicals segment, despite declines of about 13.0% in gross profits for each of the comparable periods in our wood treating chemicals business.

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

Distribution Expenses

Distribution expenses were up by $5.6 million in the third quarter of fiscal year 2014 to $12.0 million from $6.4 million in the prior year period, an 87.1% increase. Distribution expenses were approximately 14.2% and 10.7% of net sales for the third quarter of fiscal years 2014 and 2013, respectively. Distribution expenses for the nine month periods ending April 30, 2014 and 2013 were $37.0 million and $19.4 million, respectively, an increase of $17.6 million, or 90.9%, in fiscal year 2014 over the prior year period. Distribution expense as percent of revenue of the nine month periods ending April 30, 2014 and 2013 were 14.1% and 10.6% of net sales, respectively. Distribution expense is heavily concentrated in our electronic chemicals business, and the increases in the quarterly and nine month comparisons for that expense in fiscal year 2014 reflect greater volume shipments from UPC-related sales and from expenses for chemical management operations in Singapore. Distribution expense in our Singapore operations were 34.0% of sales in the three months ended April 30, 2014, due to personnel costs in chemical management operations.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $3.2 million, or 58.0%, to $8.8 million in the third quarter of fiscal year 2014 from $5.6 million in the same quarter of fiscal year 2013. Those expenses were 10.4% and 9.3% of net sales in the third quarter of fiscal years 2014 and 2013, respectively. For the nine month period, those expenses increased $11.0 million, or 60.6%, to $29.1 million from $18.1 million. Approximately 49.0% and 43.0% of the increase in selling, general and administrative expense in the three and nine months ending April 30, 2014, respectively, as compared with the prior year periods, was attributable to the acquired UPC business, and approximately 31.0% and 27.0% of the increase in the fiscal year 2014 periods over the prior year periods was due to higher professional services, employee-related costs and integration expenses for our UPC acquisition. For the nine months ended April 30, 2014, approximately 12.0% of the increase over the prior year period was due to CEO transition expense. For the first nine months of fiscal year 2014 selling, general and administrative expenses increased over the prior year period, by $1.5 million in professional services, $1.3 million of stock-based compensation expense related to our new CEO, and by $2.0 million of other employee related costs. In the third quarter and first nine months of fiscal year 2013, we incurred $80,000 and $1.4 million, respectively, of acquisition-related expense for the UPC acquisition that we were then pursuing.

Segment Income from Operations

In the third quarter of fiscal year 2014, operating income in the electronic chemicals segment was $3.2 million, an increase of $197,000, or 6.1%, as compared to $3.0 million for the prior year period. The improvement in the quarterly comparison was due to the effect of the UPC acquisition electronic chemicals business. This increase was partially offset by higher depreciation and amortization expenses of approximately $1.6 million. For the nine month period, operating income in the electronic chemicals segment decreased $971,000, or 9.3%, to $9.5 million from $10.5 million. The decrease in the nine month comparison was due primarily to increased depreciation and amortization of $5.0 million, partially offset by operating profits from the acquired UPC business.

In our wood treating chemicals segment, operating income decreased approximately $454,000, or 17.8%, to $2.1 million in the third quarter of fiscal year 2014 as compared to $2.6 million for the prior year period. For the nine month period, operating income in the wood treating segment decreased $2.4 million or 29.8%, to $5.7 million from $8.1 million. Operating income in wood treating chemicals was down in the third quarter of fiscal year 2014 and for the nine months due to lower pricing of the hydrochloric acid that is a byproduct of penta production and lower penta sales in the Southeast. Although creosote volume improved in the quarter and in the nine month period over the prior year, we experienced lower pricing and higher logistics costs, including cleaning costs in the second quarter for a barge that was returned to its owner.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue potential acquisition opportunities. See Note 9 to the financial statements included in this report. For the three and nine months ended April 30, 2014, respectively, other corporate expense includes $1.5 million and $3.3 million for professional services, $300,000 and $1.5 million for stock based compensation. For the three and nine months ended April 30, 2013, respectively, other corporate expense includes $750,000 and $2.0 million for professional services and $50,000 and $100,000 for stock based compensation

Interest Expense, net

Interest expense was $926,000 and $388,000 in the third quarter of fiscal years 2014 and 2013, respectively, and was $2.3 million and $1.2 million for the first nine months of fiscal year 2014 and 2013, respectively. The increases in the periods were due to greater amounts outstanding on our revolving loan facility borrowed to consummate our UPC acquisition in May 2013.

Income Taxes

The overall effective income tax rate for the three and nine month period ended April 30, 2014 was 34.9% and 110.5%, respectively, primarily due to restructuring charges and operational results in Italy for which we will not be able to realize a tax benefit. With the consolidation of our European manufacturing facilities, it is more likely than not that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. The impact on our Italian subsidiary’s tax provision was approximately $1.4 million, and was recorded in the second quarter of fiscal year 2014. Excluding the Italian results, the estimated annual effective tax rate on ordinary income was 31.3% and 32.0% for the three and nine months ended April 30, 2014. The overall effective rate for continuing operations was 26.2% and 34.1% for the three and nine months ended April 30, 2013, respectively.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $33,000 and $187,000 for the third quarter and first nine months of fiscal year 2013, respectively. Those costs were related to the animal health business that was discontinued in March 2012, and to dismantling equipment relating to the agricultural chemicals business that was discontinued in fiscal year 2008.

Liquidity and Capital Resources

Cash Flows

For the nine months ended April 30, 2014, operating cash flows were favorably impacted by an increase in accrued liabilities of $5.4 million and a decrease of $7.4 million in inventories, primarily in our wood treating chemicals business. Accrued liabilities increased primarily due to recognition of restructuring charges and bonus accruals. Operating cash flows were negatively impacted by a decrease in accounts payable of $3.5 million primarily in connection with our wood treating segment from the timing of payments for creosote purchases. Net borrowings decreased by $13.0 million, because of payments on our revolving line of credit.

Working Capital

We have a revolving line of credit of $110.0 million under an amended and restated credit agreement. At April 30, 2014, we had $52.0 million outstanding under the revolving facility, and an additional $3.5 million was reserved for outstanding letters of credit, with up to an additional $54.5 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation (“EBITDA”), and at April 30, 2014 that limitation restricted our borrowing capacity to $19.9 million. We reduced the principal outstanding on our revolving loan by payments of $7.0 million and $13.0 million in the three and nine month periods ended April 30, 2014. Management believes that our current revolving credit facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months, and to extend or replace $20.0 million of indebtedness that matures on December 31, 2014. Management is in the process of accomplishing that extension or replacement, and is reviewing several viable alternatives.

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

Initially, the amended and restated credit agreement included a revolving loan facility and a term loan facility. The term loan was paid off in fiscal year 2012, and that aspect of the facility has been removed. We amended the facilities and the note purchase agreement several times, most recently in April and in May 2013 to increase the amount that may be borrowed under the revolving loan up to $110.0 million, to include an accordion feature that allows for an additional revolving loan increase of up to $25.0 million from current or additional lenders willing to participate, to extend the maturity date to April 30, 2018, and to include a mandatory reduction in revolving loan commitment of $10.0 million each year from September 30, 2014 to September 30, 2017 totaling $40.0 million. The matrix for the calculation of interest payable on the revolving loan facility and the method for the calculation of the fixed charge coverage ratio were also revised.

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

Advances under the revolving loan bear interest at 2.15% and 1.69% as of April 30, 2014 and July 31, 2013, respectively. At April 30, 2014, $52.0 million was outstanding on the revolving loan, and an additional $3.5 million was reserved for outstanding letters of credit.

The note purchase agreement is for $20.0 million. Advances under the note purchase agreement mature on December 31, 2014, and bear interest at 7.43% per annum. Principal is payable at maturity. At April 30, 2014, $20.0 million was outstanding under the note purchase agreement.

Loans under the amended and restated credit agreement and the note purchase agreement are secured by our assets, including stock in subsidiary inventory, accounts receivable, equipment, intangible assets and real property. The credit facility and the note have restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and funded debt to EBITDA (as adjusted for extraordinary items, with lender consent) of no more than 3.0 to 1.0, and a current ratio of at least 1.5 to 1.0. On April 30, 2014, we were in compliance with all of our debt covenants.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	the loss or significant reduction in business from primary customers;

•	the loss of key suppliers;

•	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;

•	penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;

•	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;

•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;

•	availability or increases in the price of energy, our primary raw materials and active ingredients;

•	the timing of planned capital expenditures;

•	our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;

•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;

•	the ability to obtain registration and re-registration of our products under applicable law;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

•	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date: June 9, 2014
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date: June 9, 2014
Malinda G. Passmore
Chief Financial Officer