Form 10-K
period 2014-07-31
KMG CHEMICALS INC
filed 2014-10-28
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of $15.66 on The New York Stock Exchange as of the last business day of our most recently completed second fiscal quarter (January 31, 2014) was $135.3 million.

As of October 24, 2014, there were 11,659,001 shares of the registrant’s common stock, par value $0.01, per share outstanding.

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

PART I

ITEM 1. BUSINESS

Company Overview

We manufacture, formulate and globally distribute specialty chemicals. We grow primarily by purchasing product lines and businesses that operate in segments of the specialty chemical industry that:

•	provide an opportunity to obtain a significant share of the market segment through further acquisitions and organic growth;

•	are of a size that larger industry participants generally find too small to be attractive;

•	have niche products with well-established and proven commercial uses;

•	offer products that have moved well beyond their discovery phase and require little or no on-going research and development expenditures; and

•	have significant barriers to entry.

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

For the twelve months ended July 31, 2014, we generated revenues of $353.4 million and net loss of $988,000. On July 31, 2014, we had total long-term debt, net of current maturities, of $60 million, cash and cash equivalents of $19.3 million and total stockholders’ equity of $120.2 million. On October 9, 2014 we refinanced our existing credit facility and put in place a new credit facility (“New Credit Facility”) that provides for a revolving loan up to $150 million, including an accordion feature that allows for an additional revolving loan increase of up to $100 million with approval from our lenders. The maturity date for the revolving loan facility is October 9, 2019. The initial advance under the New Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and we refinanced $38.0 million then outstanding on our then existing revolving loan facility. As a result, we reclassified these notes as long-term obligations as of July 31, 2014. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Strategy

We seek to build long-term shareholder value through smart and efficient management of our existing operations, and through the rapid integration and optimization of acquired businesses. We favor businesses with stable markets, providing opportunities for harvesting operational synergies and enhancing margins. We focus on mature, specialty chemicals that large companies often ignore. Our actions are guided by our core values, which emphasize a passion for excellence, that we value our people, and that character and teamwork are critical. Three fundamental principles are at the core of our strategy:

•	Operate. We seek to maximize cash flow by managing our plants with the best-available technology. We enhance the value of our operations by concentrating on customer satisfaction and efficient management of our resources to increase our profitability and cash flows.

•	Acquire. The cash flows generated by the businesses that we operate provide us with the ability to pursue further acquisitions in order to build on our existing segments, or to establish a new business platform for future growth. We employ a methodical approach to identify and evaluate potential acquisitions, only pursuing those that meet our financial and strategic criteria. Our discipline throughout the acquisition process maximizes the chances of long-term success.

•	Integrate. We have consistently improved our ability as an organization to integrate progressively larger and more complex acquisitions. Our focus is to maintain reliable service to our customers during the integration period, identify and harvest the long-term synergies, and efficiently absorb acquired businesses into our operations. An effective integration strategy is an essential precondition for our operational success.

Business Segments

Electronic Chemicals. Our electronic chemicals business sells high purity and ultra purity wet process chemicals primarily to the semiconductor industry. These chemicals are used to clean and etch silicon wafers in the production of semiconductors. The electronic chemicals business was acquired initially in December 2007 from Air Products and Chemicals, Inc. (“Air Products”), and expanded with our purchases in March 2010 and in May 2013 of similar businesses from General Chemical Performance Products LLP (“General Chemical”) and OM Group, Inc. (“OM Group”), respectively. Our products include sulfuric, phosphoric, and nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol, other specialty organic solvents and various blends of chemicals. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. We purchase the needed chemicals from various suppliers, and in some cases we purify those chemicals further. We are responsible for product purity levels, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in bulk and in containers, including bottles, drums and totes. This purification and distribution process is largely accomplished at our facilities in the United States, Europe and Singapore. With the purchase of the electronic chemicals business from OM Group, we now manage the chemicals usage of semiconductor customers at their sites in Singapore, a service known as Total Chemical Management. Our electronic chemicals business accounted for 71.8% of our net sales in fiscal year 2014, 63.0% of our net sales in fiscal year 2013, and 58.5% in fiscal year 2012.

Wood Treating Chemicals. We supply penta and creosote to industrial customers who use these products to pressure treat wood products, primarily utility poles and railroad crossties to extend their useful life. Our penta products include solid blocks and concentrated solutions. Penta is used primarily to treat utility poles, protecting them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% of those utility poles are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico. We sell solid penta to our customers, or dissolve it to make concentrated solutions of penta at our Matamoros, Mexico and Tuscaloosa, Alabama facilities. We sell penta products in the United States and in Canada. The hydrochloric acid we produce as a byproduct of penta production is primarily sold in Mexico for use in the steel and oil well service industries. Creosote is a wood preservative used to treat utility poles and railroad crossties. Creosote is produced by the distillation of coal tar, a by-product of the transformation of coal into coke. In the last five years, production of wood crossties in North America has averaged 21.5 million ties annually. Almost all wood crossties are treated with creosote. We believe that about 10% of utility poles are treated with creosote annually. We sell creosote to wood treaters throughout the United States. Our wood treating chemicals constituted about 28.2% of our net sales in fiscal year 2014, 37.0% of our net sales in fiscal year 2013, and 41.5% in fiscal year 2012.

Suppliers

In electronic chemicals we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity and ultra purity products to our customers.

In our wood treating chemical segments, we depend on outside suppliers for all of the raw materials needed to produce our penta products, and are subject to fluctuations in the price of those materials. The principal raw materials used for our penta products are chlorine, phenol and co-solvent, each of which we purchase from a limited number of suppliers. We purchase almost all of the creosote we sell from three suppliers, Koppers, Lone Star and Rütgers. Our creosote supply agreement with Koppers provides that we purchase an agreed minimum volume of creosote in each calendar year at a fluctuating, formula-based price.

No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.

Customers

We sell our products to approximately 700 customers. One of our electronic chemicals customers, Intel Corporation, and one of our wood treating chemicals customers, Stella Jones Corporation, accounted for 10% or more of our revenues in fiscal years 2014, 2013 and 2012. No other customer accounted for 10% or more of our revenue in fiscal years 2014, 2013 or 2012. The loss of Intel would have a material adverse effect on sales of our electronic chemicals business.

On October 24, 2014 we were notified by Stella-Jones that effective immediately it was terminating the agreement we have to supply it with creosote. Stella-Jones claims it is entitled to repudiate the contract, because it believes that we will be unable to supply the contract volume in the future. However, we have informed Stella-Jones that that we will be able to supply the required quantity and that Stella-Jones has no right to terminate the agreement. We will pursue all options to have Stella-Jones live up to their contractual obligation and to reach an acceptable resolution, but no assurance can be given that such a resolution will be reached or that the termination of the agreement will not have a material adverse effect on the operations and financial performance of our wood treating chemicals business.

Marketing

We sell to our electronic chemicals customers through a combination of strategic account managers and other sales personnel organized by geographic region. Our wood treating chemicals are sold in the United States and Canada through an internal sales force.

Geographical Information

Sales made to customers in the United States were 60.2% of total revenues in fiscal year 2014, 76.0% in 2013 and 84.0% in 2012. Sales made outside of the United States were primarily electronic chemicals sold in Europe, Israel and Singapore. As of the end of fiscal year 2014, our property, plant and equipment were allocated, based on net book value, 53.8% in the United States and 46.2% elsewhere.

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

In our electronic chemicals business, our customers demand that each of their suppliers and each product used to make their semiconductors go through a rigorous qualification process. Once a customer has qualified one or more suppliers and their products for one of its fabrication facilities, there is often reluctance to switch to suppliers who are not qualified.

The principal wood preserving chemicals for industrial users are penta, creosote and chromated copper arsenate, or CCA. We supply United States industrial users with both penta and creosote, but not CCA. We are the only manufacturer of penta in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta and that about 10% are treated with creosote. The remaining poles are treated primarily with CCA. We provide the wood treating industry in the United States with a significant portion of its annual consumption of creosote that is not produced for internal use by Koppers and other creosote distillers. Important competitors are Rütgers, Lone Star, and Coopers Creek.

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

Employees

As of the end of fiscal year 2014, we had a total of 733 full-time employees. We employed 624 employees in our electronic chemicals segment, 65 employees in wood treating and 44 employees in administration and corporate. Approximately 18.3% of our employees are represented by labor unions, workers councils or comparable organization, particularly in Mexico and Europe.

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

Clean Air Act. The federal Clean Air Act (CAA), as amended and comparable state and local laws restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to strictly comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, resulting in fines, injunctive relief (which could include requiring us to forego construction, modification or operation of sources of air pollutants) and imprisonment. While we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues, we do not believe that such requirements will have a material adverse effect on our operations.

Greenhouse Gas Regulation. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could cause us to incur material expenses in complying with them. The EPA has begun to regulate GHGs as pollutants under the CAA. The EPA adopted rules to permit GHG emissions from stationary sources under the Prevention of Significant Deterioration and Title V permitting programs including the “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” requiring that the largest sources first obtain permits for GHG emissions. The United States Supreme Court, however, ruled that the EPA did not have the authority to require permits for GHG emissions and also did not have the authority to adopt that rule. The Court did hold that if a source required a permit under the program because of other pollutants, the EPA had the authority to require that the source demonstrate that it would use the best available control technology to minimize GHG emissions that exceeded a minimal amount.

Because of the lack of any comprehensive legislation program addressing GHGs, the EPA is using its existing regulatory authority to promulgate regulations requiring reduction in GHG emissions from various categories of sources, starting with fossil fuel-fired power plants. There is a great deal of uncertainty as to how and when additional federal regulation of GHGs might take place. Some members of Congress have expressed the intention to promote legislation to curb the EPA’s authority to regulate GHGs. In addition to federal regulation, a number of states, individually and regionally, and localities also are considering implementing or have implemented GHG regulatory programs. These regional and state initiatives may result in so–called cap–and–trade programs, under which overall GHG emissions are limited and GHG emission “allowances” are then allocated and sold to and between persons subject to the program. These and possibly other regulatory requirements could result in our incurring material expenses to comply, for example by being required to purchase or to surrender allowances for GHGs resulting from other operations or otherwise being required to control or reduce emissions.

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

Risks Relating to Our Business

The industries in which we operate are competitive. This competition may affect our market share or prevent us from raising prices at the same pace as our costs increase, making it difficult for us to maintain existing business and win new business.

We operate in competitive markets. Certain of our competitors have substantially greater financial and technical resources than we do. Additionally, new competitors may enter our markets. We may be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for our products and services, which could have an adverse effect on us. In wood preservation chemicals, a former supplier of creosote began competing against us in fiscal year 2014. That has had an adverse effect on our market share and on pricing for that product. In electronic chemicals, we compete with several very large, international companies. Our customers have regularly requested price decreases and maintaining or raising prices has been difficult over the past several years and will likely continue to be so in the near future. Competition in electronic chemicals is based on a number of factors, including price, freight economics, product quality and technical support. If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

If pentachlorophenol is listed as a Persistent Organic Pollutant under the Stockholm Convention, our ability to manufacture or sell our penta products may be adversely affected.

In October 2012, the United Nations Persistent Organic Pollutant Review Committee recommended continuing the process to consider classifying penta as a persistent organic pollutant (“POP”), and in October 2013 the committee confirmed that decision and concluded that the nature of penta and the chemicals to which it degrades satisfy the definition of a POP. The POP Review Committee comprises representatives from countries that have ratified the treaty known as the Stockholm Convention, which include Canada and Mexico but not the United States. The recent determination is the latest step toward classifying penta as a POP, and restricting or prohibiting uses of penta in countries that have approved the treaty. The full Conference of the Parties of the Stockholm Convention must approve the listing, and if approved, a decision must be made on whether to merely restrict the uses of penta or prohibit its use entirely. The next meeting of the POP Review Committee will be in late October 2014, and will consider a risk analysis of the uses of penta, including the impact of economic and social aspects on any decision. If the POP Review Committee reaches a conclusion at its October 2014 meeting, its decision will then be submitted to the Conference of the Parties for consideration in 2015. We will incur substantial expenses for testing and other regulatory costs to participate and respond to this process. Although the United States is not bound by the determination of the Conference of the Parties, because it did not adopt the Stockholm Convention treaty, Canada and Mexico are governed by the treaty. Although the POP review is a multi-year process, no assurance can be given that the ultimate action of the Conference of the Parties will not have a material adverse effect on our financial condition and results of operation.

We will continue to experience a reduced demand for our wood treating chemicals, if the recent trend toward treating railroad crossties with a borate treatment continues, or if the demand for the wood products on which our chemicals are used decreases, and our business, results of operations, cash flow and financial condition may be adversely affected.

The principal consumers of our wood treating chemicals are industrial wood treating companies who use our products to protect railroad crossties and wood utility poles from insect damage and decay. In the last several years, the larger Class 1 railroads began specifying that wooden crossties be treated with a borate solution in addition to being treated with creosote. This has had the effect of reducing the amount of creosote used per railroad crosstie. We believe this practice will continue, and even expand in the near term. Any such expansion will adversely affect the volume of creosote that we sell and may have a material adverse effect on our business, financial condition and results of operations. In addition, our wood treating products are sold into relatively stable markets. However, demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of railroads and electric utilities, and demand can vary with damage levels suffered from severe storms. A significant decline in either wood crosstie or utility pole sales could have a material adverse effect on our business, financial condition and results of operations.

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

We will continue to pursue new acquisitions or joint ventures, and any such transaction could result in operating or management problems that adversely affect operating results. We remain subject to the ongoing risks of successfully integrating and managing the acquisitions and joint ventures that are completed. In particular, we are now integrating our latest electronic chemicals business acquisition from OM Group, and no assurance can be given that the integration will achieve successfully the advantages sought in the acquisition.

The acquisitions we make expose us to the risk of integrating that acquisition. An integration effort impacts various areas of our business, including our management, production facilities, information systems, accounting and financial reporting, and customer service. Disruption to any of these areas could materially harm our financial condition or results of operations.

In our electronic chemicals segment, we continue to integrate the UPC subsidiaries acquired from OM Group at the end of May 2013. The size and complexity of that effort is substantial, particularly because of the number of facilities involved, the broad geography of the electronic chemicals footprint, and the detailed coordination required to meet the needs of our customers. We believe that a successful integration will allow us to achieve important advantages for our business and financial results, particularly from product sourcing and supply chain optimization. We currently anticipate that this integration effort will be completed in fiscal year 2015, and will generate a substantial improvement in segment operating income. No assurance can be given, however, that the effort will not take longer or be more costly than currently believed, and no assurance can be given that the advantages sought in the integration will be obtained.

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

We are in the process of implementing a new enterprise resource planning (“ERP”) system to replace our current system. This is a complex process, and the new system will result in changes to our internal controls over financial reporting, including disclosure controls and procedures. The possibility exists that the migration to a new ERP system could adversely affect the effectiveness of our internal controls over financial reporting. Furthermore, no assurance can be given that the effort will not take longer or be more costly than currently believed.

If we are unable to identify, fund and execute new acquisitions, we will not be able to execute a key element of our business strategy.

Our strategy is to grow primarily by acquiring additional businesses and product lines. We cannot give any assurance that we will be able to identify, acquire or profitably manage additional businesses and product lines, or successfully integrate any acquired business or product line without substantial expenses, delays or other operational or financial difficulties. Financing for acquisitions may not be available, or may be available only at a cost or on terms and conditions that are unacceptable to us. Further, acquisitions may involve a number of special risks or effects, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, impairment of acquired intangible assets and other one-time or ongoing acquisition-related expenses. Some or all of these special risks or effects could have a material adverse effect on our financial and operating results. In addition, we cannot assure you that acquired businesses or product lines, if any, will achieve anticipated revenues and earnings.

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

The prices we pay for raw materials in our businesses may increase significantly, and we may not always be able to pass those increases through to our customers fully and timely. In the future, we may be unable to pass on increases in our raw material costs, and raw material price increases may erode the profitability of our products by reducing our gross profit. Price increases for raw materials may also increase our working capital needs, which could adversely affect our liquidity and cash flow. For these reasons, we cannot assure you that raw material cost increases in our businesses would not have a material adverse effect on our financial condition and results of operations.

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

Our debt agreements contain a number of covenants which affect our ability to take certain actions and restrict our ability to incur additional debt. These include covenants that prohibit certain acquisitions that are not approved by our lenders. In addition, our debt agreements require us to maintain certain financial ratios and satisfy certain financial condition tests, which may require us to take action to reduce our debt or take some other action to comply with them.

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

Our creosote and penta product registrations are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that creosote and penta were eligible for re-registration, but the EPA proposed new restrictions on the use of those products that have required our customers to incur substantial additional costs and to revise certain operating procedures. The EPA also required that creosote and penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. The cancer risk profile of penta was recently reviewed under the National Toxicology Program, and the EPA will reconsider its risk assessment of penta and may subject penta to a greater degree of regulatory or commercial scrutiny. We cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for our creosote and penta products have been satisfied, and that all additional testing requirements have been satisfied. Even though EPA concluded that our wood treating chemicals were eligible for re-registration in 2008, our products will be subject to further review and data submission requirements, and we cannot assure you that our products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

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

REACH, which was effective on June 1, 2007, requires chemical manufacturers and importers in the European Union to prove the safety of their products. As a result, we were required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH will be phased in over several years. We will incur additional expense to cause the registration of our products under these regulations. REACH may also affect our ability to manufacture and sell certain products in the European Union.

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

Our business is dependent on certain critical systems, which support various aspects of our operations, from our computer network to our billing and customer service systems. The hardware supporting a large number of such systems is housed in a small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on our business. While we believe that we maintain reasonable disaster recovery programs, there can be no assurance that, despite these efforts, any disaster recovery, security and service continuity protection measures we may have or may take in the future will be sufficient.

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

Weather may adversely impact our ability to conduct business.

Much of the creosote we sell is supplied from Europe, and we import that product through a terminal in New Orleans, Louisiana. Our penta facility in Matamoros, Mexico, and several suppliers of raw materials for our electronic chemicals business are also located on or near the Gulf of Mexico. Thus, we are dependent on terminals and facilities located in coastal areas for a substantial portion of certain of the raw materials and creosote we use, the penta we make and for our electronic chemicals products. These terminals and facilities are vulnerable to hurricanes, rising water and other adverse weather conditions that have the potential to cause substantial damage and to interrupt operations. For example, in 2005 Hurricane Katrina closed our terminal in New Orleans, Louisiana temporarily and forced us to locate an interim substitute terminal. There can be no assurance that adverse weather conditions will not affect our importation of creosote or the availability of penta and certain other raw materials in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations. More generally, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our financing and operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate.

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

In general, the chemical industry is cyclical and demand for our wood treating products is somewhat seasonal, with greater demand in the summer than in the winter because of the effects of weather on timber harvest. Our electronic chemical products are often used to produce semiconductors for industries and applications that are cyclical in nature, as well as subject to customer marketing programs and requirements. There can be no assurance that our business, resources and margins will not be adversely affected by seasonal or cyclical effects.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team, including Christopher T. Fraser, our President and Chief Executive Officer, Malinda G. Passmore, our Chief Financial Officer, Ernest C. Kremling, our Vice President of Operations, Andrew Lau, our Vice President Electronic Chemicals, Michael Hoffman, our Vice President and General Manager of Wood Treating Chemicals, Christopher Gonser, our Vice President of Human Resources, and Roger C. Jackson, our General Counsel. While we have succession plans for key positions, the loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

About 18.3% of our full-time employees are represented by labor unions, workers councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot assure you that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

We are subject to narcotics gang disruption in Mexico and to possible risk of terrorist attacks, each of which could adversely affect our business.

Our penta manufacturing facility is located in Matamoros, Mexico, an area where there has been violent crime involving narcotics gang warfare. Our penta operations could be disrupted or otherwise affected by narcotics gang activities in the Mexico border area where our facility is located. We are not insured against terrorist or narcotics gang attacks, and there can be no assurance that losses that could result from an attack on our facilities or personnel, railcars or tank trucks would not have a material adverse effect on our business, results of operations and financial condition. Since September 11, 2001, there has been concern that chemical manufacturing facilities and railcars carrying hazardous chemicals may be at an increased risk of terrorist attacks. Federal, state and local governments have begun a regulatory process that could lead to new regulations impacting the security of chemical industry facilities and the transportation of hazardous chemicals. Our business could be adversely impacted if a terrorist incident were to occur at any chemical facility or while a railcar or tank truck was transporting chemicals.

We are subject to risks inherent in foreign operations, including changes in social, political and economic conditions.

We have facilities in the United States, Mexico, Europe and Singapore, and generate a significant portion of our sales in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in foreign currency exchange rates. At this time, the Euro and the Great Britain Pound are the functional currencies of our operations in Europe. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico, Europe and Asia, and to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2014, we own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	January 2017

Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A

Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A

Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A

Elwood, Kansas	Manufacture and Warehouse: Leased to unrelated party.	14.9 acres	Owned	N/A

Rousset, France	Warehouse and adjacent land: Electronic Chemicals	1.2 acres	Leased	December 2014 and December 2015

St. Cheron, France	Manufacture and Warehouse: Electronic Chemicals	4.0 acres	Owned	N/A

St. Fromond, France	Manufacture and Warehouse: Electronic Chemicals	71.6 acres	Owned	N/A

Milan, Italy	Manufacture and Warehouse: Electronic Chemicals	7.3 acres	Owned	N/A

Johor Bahru, Malaysia	Sales office	1,360 square feet	Leased	March 2016

Johor Bahru, Malaysia	Warehouse	750 square feet	Leased	May 2015

Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A

Singapore	Warehouses (2): Electronic Chemicals	12,240 square meters	Leased	August 2016 and March 2017

Riddings, UK	Manufacture and Warehouse: Electronic Chemicals	4.2 acres	Leased	August 2025

Although we have sold our animal health products business, we lease our Elwood, Kansas facility to an unrelated party that manufactures animal health products. The tenant has an option to purchase the facility. We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the leases for our offices and facilities in Houston, Malaysia and France are not renewed or are terminated, we can obtain other suitable facilities. If our warehouses and facilities in Singapore and the United Kingdom, respectively, were not renewed or terminated, no assurance can be given that we could obtain suitable substitutes without incurring substantial expense. We believe, however, that we will be able to renew our leases on acceptable terms and conditions at the end of their respective terms.

We also have long-term bulk tank storage agreements with commercial terminal facilities where we store creosote for distribution, and have several storage agreements with commercial warehouses from which we distribute our electronic chemicals. Our bulk storage terminals are on the Mississippi River near New Orleans at Avondale, Louisiana and near Savannah, Georgia. We are in the process of exiting the Savannah facility. The terminals are used primarily for creosote imported by us. If our tank storage agreements are not renewed or are terminated, we believe we can obtain other suitable facilities.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 8 to the consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUES PURCHASER OF EQUITY SECURITIES

Our common stock, par value $.01 per share, is traded on The New York Stock Exchange (trading symbol KMG). As of October 24, 2014, there were 11,659,001 shares of common stock issued and outstanding held by approximately 436 shareholders of record, and more than 300 round lot holders. The following table represents the high and low sale prices for our common stock as reported by the New York Stock Exchange for fiscal year 2014 and fiscal year 2013. The table also shows quarterly dividends we declared and paid during fiscal years 2013 and 2012.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2014
First Quarter	$24.17	$19.20	$0.03	$347,000
Second Quarter	20.27	14.79	0.03	348,000
Third Quarter	17.18	14.47	0.03	349,000
Fourth Quarter	18.50	14.99	0.03	349,000
Fiscal 2013
First Quarter	$19.55	$16.68	$0.03	$342,000
Second Quarter	19.74	16.43	0.03	345,000
Third Quarter	20.82	17.31	0.03	345,000
Fourth Quarter	23.72	18.40	0.03	346,000

We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2015 of $0.03 per share, or approximately $349,000. The current quarterly dividend rate represents an annualized dividend of $0.12 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We repurchased no shares in fiscal years 2014 or 2013.

Our 2009 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on December 8, 2009. Our 2004 Long-Term Incentive Plan was adopted and approved by the shareholders in 2004. Our 1996 Stock Option Plan was adopted and approved by its shareholders in 1996. The 1996 Stock Option Plan terminated by expiration of its original term as of July 31, 2007, and no options were outstanding under the plan at July 31, 2014.

The following information respecting our outstanding options, warrants and rights is provided as of July 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category Equity compensation plans approved by security holders (1)	—	$—	385,547
Equity compensation plans not approved by security holders	—	—	—

Total (1)	—	$—	385,547

(1)	Includes 36,174 shares from the 2004 Long-Term Incentive Plan which was terminated on October 14, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2014. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2014, and the balance sheet data as of July 31, 2014 and 2013, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the fiscal years ended July 31, 2011 and 2010, and the balance sheet data as of July 31, 2012, 2011 and 2010 have been derived from our previously issued audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2014	2013	2012	2011	2010
Statement of Income Data (1)
Net sales	$353,406	$263,311	$272,700	$255,596	$197,997
Operating income	3,951	17,180	25,437	17,022	26,731
Income/(loss) from continuing operations	(988)	9,486	14,315	9,418	15,177
Net/(loss) income	(988)	9,348	13,825	9,729	15,330
Earnings per share from continuing operations-basic	$(0.09)	$0.82	$1.26	$0.83	$1.36
Income/(loss) per share from discontinued operations-basic	—	(0.01)	(0.04)	0.03	0.01

Earnings per share-basic	$(0.09)	$0.81	$1.22	$0.86	$1.37

Earnings per share from continuing operations-diluted	$(0.09)	$0.82	$1.24	$0.82	$1.33
Income/(loss) per share from discontinued operations-diluted	—	(0.01)	(0.04)	0.03	0.01

Earnings per share-diluted	$(0.09)	$0.81	$1.20	$0.85	$1.34

Cash Flow Data (1)
Net cash provided by operating activities	$40,358	$20,272	$25,249	$12,713	$14,948
Net cash provided by (used in) investing activities	(9,274)	(68,113)	4,043	(8,007)	(29,677)
Net cash provided by (used in) financing activities	(26,065)	59,992	(29,275)	(7,823)	12,616
Payment of dividends	1,393	1,378	1,249	1,017	894
Balance Sheet Data (1)
Total assets	$250,858	$262,015	$167,690	$185,378	$176,021
Long-term debt	60,000	85,000	24,000	41,279	51,333
Total stockholders’ equity	120,206	117,240	106,767	96,530	84,778

(1)	Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions during the fiscal years 2010 and 2013; and our restructuring and realignment of operations during the fiscal year 2014 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In fiscal year 2014, approximately 71.8% of our revenues were from electronic chemicals and 28.2% were from industrial wood preservation chemicals.

Our results of operations are impacted by various competitive and other factors including:

•	fluctuations in sales volumes;

•	raw material pricing and availability;

•	our ability to acquire and integrate new products and businesses; and

•	the difference between prices received by us for our specialty chemical products and the costs to produce those products.

Acquisition

On May 31, 2013, we completed our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, with facilities located in the United States, the United Kingdom, France and Singapore. The final purchase price for the acquisition was $63.2 million. The subsidiaries sell high purity and ultra purity, wet process chemicals to the semiconductor industry. See Note 2 to the consolidated financial statements included in this report.

Restructuring and Realignment of Operations

In October 2013, we announced that, as part of a global restructuring of our electronic chemicals operations, we would close our Fremont, California manufacturing site acquired in the UPC acquisition, and shift production primarily to our Hollister, California and Pueblo, Colorado facilities. We ceased production at the Fremont facility, and completed site decommissioning by the end of fiscal year 2014. In November 2013, we announced that we would close a facility in Milan, Italy, and shift production to our facilities in France and the United Kingdom. We will continue to operate a warehouse facility in Milan. We have begun decommissioning certain manufacturing equipment in Milan, and are transitioning products from there to other sites in Europe. Our global restructuring remains on schedule.

Total costs related to restructuring incurred for fiscal year 2014 was $3.9 million and an additional $2.4 million related to accelerated depreciation. We estimate that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014 and 2015, and that accelerated depreciation with respect to the Fremont and Milan facilities will be approximately $4.0 million over those two fiscal years. See Note 14 to the financial statements included in this report.

On October 13, 2014, we announced a realignment of our hydrofluoric acid business. We will not renew the toll manufacturing agreement with Chemtrade Logistics (“Chemtrade”) under which it produces hydrofluoric acid for us at its Bay Point, California facility (the tolling agreement had formerly been with General Chemical). We will instead obtain our requirements for hydrofluoric acid products under supply agreements with other producers. We acquired certain manufacturing equipment at the Bay Point facility in our purchase of the electronic chemicals business of General Chemical in March 2010. Under the toll manufacturing agreement with Chemtrade, we are to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of our manufacturing equipment at the site. Operations are expected to cease by March 2015. We estimate that we will incur realignment charges of $2.5 -$4.0 million for decontamination, decommissioning and dismantling, and $2.5 -$2.8 million for accelerated depreciation. Additionally, we are obligated to pay certain employee costs that we are unable to estimate at this time. In fiscal year 2014, we established an asset retirement obligation of $3.7 million for decontamination, decommissioning and dismantling at Bay Point and recorded depreciation expense of $1.0 million against that obligation, and the Company recognized $0.8 million of accelerated depreciation. In addition, we have recognized an impairment charge of $2.7 million in fiscal year 2014 with respect to certain manufacturing equipment at Bay Point that is unrelated to hydrofluoric acid production. We have held certain assets at Bay Point for redeployment to other facilities. Although some of those assets have been redeployed, management has now determined to dispose of the remaining assets, and we have recognized the impairment loss. See Note 15 to the financial statements included in this report.

Sale of the Animal Health Business

On March 1, 2012, we sold our animal health business to Bayer Healthcare, LLC for a purchase price of approximately $10.2 million, including $1.0 million held in escrow. The escrowed amount is being held pending final acceptance by EPA of certain studies being performed on tetrachlorvinphos. We retained the real estate and building at our facility in Elwood, Kansas, but that facility has since been leased through February 28, 2015 to another manufacturer in the animal health business who took over operations there, including the hiring of our employees. The tenant has an option to purchase the facility.

Results of Operations

Segment Data

Segment data is presented for our two reportable segments for the three fiscal years ended July 31, 2014, 2013 and 2012. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended July 31,
	2014	2013	2012
	(Amounts in thousands)
Sales:
Electronic chemicals	$253,754	$165,755	$159,451
Wood treating chemicals	99,514	97,185	113,034

Total sales for reportable segments	$353,268	$262,940	$272,485

Segment Sales

In fiscal year 2014, net sales from electronic chemicals were $253.8 million, an increase of $88.0 million, or 53.1%, over net sales of $165.8 million in fiscal year 2013. In fiscal year 2013, net sales in the electronic chemicals segment increased $6.3 million, or 4.0%, over net sales of $159.5 million in fiscal year 2012. In both fiscals year 2014 and 2013, the increase in net sales from the prior year came primarily from the acquisition of the UPC business subsidiaries of OM Group on May 31, 2013.

Net sales of wood treating chemicals increased by $2.3 million, or 2.4%, to $99.5 million in fiscal year 2014 from $97.2 million in fiscal year 2013. Net sales of wood treating chemicals in fiscal year 2013 decreased by $15.8 million, or 14.0%, from $113.0 million in fiscal year 2012. The increase in fiscal year 2014 in wood treating products net sales came mostly from an increase in penta block sales to customers, offset by lower creosote volume. The decrease in fiscal year 2013 in wood treating products net sales came from a reduction in creosote demand as customers pre-treated railroad ties with a borate solution, resulting in a reduced amount of creosote used in each tie.

Segment Income from Operations

Income from operations of the electronic chemicals segment was $14.1 million in fiscal year 2014, as compared to $14.0 million in fiscal year 2013 and $13.4 million in fiscal year 2012. Income from operations of electronic chemicals increased by $100,000 in fiscal year 2014 as compared to the prior year period, and increased by $600,000, or 4.5%, in fiscal year 2013 as compared to the prior year period.

The fiscal year 2014 improvement in income from operations in electronic chemicals was primarily due to the effect of the acquisition of the UPC business net of integration expense of approximately $1.2 million and additional depreciation and amortization of $5.4 million. Integration expenses in fiscal year 2014 were primarily for consulting, professional services and travel expenses, including first year Sarbanes-Oxley implementation and testing at the acquired UPC subsidiaries. In fiscal year 2013, income from operations in electronic chemicals was burdened by approximately $577,000 for acquisition and integration expenses, primarily for consulting services and travel expenses, benefited by approximately $900,000 from the acquisition of the UPC business.

Depreciation expense for the electronic chemicals segment for fiscal year 2014 includes accelerated depreciation of assets of $261,000 at our Fremont, California facility, $0.8 million at the Bay Point, California facility, and $2.1 million at our Milan, Italy facility, as well as depreciation related to asset retirement obligations at Bay Point of $1.0 million. We ceased operations at Fremont in fiscal year 2014, and have announced that we will exit from our toll manufacturing arrangement and cease operations at the Bay Point facility in March 2015. We have also announced that we will close a portion of our Milan facility. These decisions resulted in a reassessment of the useful lives of certain equipment at each facility and in accelerated depreciation. In addition, we recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at the Bay Point facility that are no longer in service and management has concluded will be disposed of.

In fiscal year 2014, income from operations of the wood treating segment was $8.4 million as compared to $10.5 million in fiscal year 2013 and $15.6 million in fiscal year 2012. Income from operations for the wood treating segment decreased by $2.1 million, or 20.0%, in fiscal year 2014 and decreased by $5.1 million, or 32.7%, in fiscal year 2013 as compared to the respective prior year period.

In fiscal year 2014, creosote and penta volume improved approximately 3.6% and 9.4%, respectively, but operating income in wood treating chemicals was down due to lower pricing of the hydrochloric acid that is a byproduct of penta production, higher raw material costs for penta and creosote and lower creosote pricing. In fiscal year 2013, income from operations in the wood treating segment suffered from a 16.3% decline in creosote sales volume, primarily because of the move by many customers to pre-treat railroad crossties with borate as a way to extend the service life of such crossties. The treatment of railroad ties with a combination of borates and creosote results in a reduced amount of creosote used to treat each crosstie.

Net Sales and Gross Profit

Net Sales and Gross Profit for Fiscal Year 2014 vs. Fiscal Year 2013

Net sales increased $90.1 million, or 34.2% in fiscal year 2014 to $353.4 million from $263.3 million in fiscal year 2013. Net sales for fiscal year 2014 increased over the prior year period primarily because of the UPC acquisition. That acquisition has allowed us to expand our global presence, and expand our ability to serve a broader spectrum of our semiconductor customers’ requirements.

Gross profits increased by $27.0 million, or 35.3%, to $103.5 million compared to $76.5 million in fiscal year 2013. The increase in gross profit was the result of sales attributable to the UPC acquisition. Gross profit as a percent of sales increased in fiscal 2014 to 29.3% from 29.0% in fiscal 2013.

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

Distribution and Selling, General and Administrative Expenses

Distribution and Selling, General and Administrative for Fiscal Year 2014 vs. Fiscal Year 2013

Distribution expenses increased to approximately $50.3 million in fiscal year 2014 from $30.3 million in fiscal year 2013, an increase of about $20.0 million, or 66.0%. Distribution expense is heavily concentrated in our electronic chemicals business. The electronic chemicals segment incurred approximately 89%, 82% and 79% of our distribution expense in fiscal years 2014, 2013 and 2012, respectively. The increase in distribution expense in fiscal year 2014 reflected a greater volume of shipments from UPC-related sales. Distribution expense was 14.2% of consolidated net sales in fiscal year 2014 and 11.5% in fiscal year 2013. The increase in distribution expense as a percent of net sales in fiscal year 2014 was predominantly due to the effect of our Total Chemical Management personnel costs included in distribution expense from the Singapore UPC business acquired from OM Group.

Selling, general and administrative expenses increased to $38.4 million in fiscal year 2014 from $29.0 million in fiscal year 2013, an increase of $9.4 million, or 32.4%. As a percentage of net sales, those expenses were 10.9% and 11.0% in fiscal years 2014 and 2013, respectively. The increase in fiscal year 2014 over the prior year was primarily because of the OM Group acquisition and employee-related costs, including stock-based compensation, and professional services.

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

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

In fiscal year 2014 adjusted EBITDA, which excludes the effect of acquisition-related restructuring, the realignment of the hydrofluoric acid business, integration and CEO transition expenses, was $30.6 million, an increase of $1.2 million, or 4%, as compared to $29.4 million in fiscal year 2013. The improvement in fiscal 2014 adjusted EBITDA reflects operational synergies and commercial benefits related to the UPC acquisition and subsequent rationalization of our North American electronic chemicals assets, partially offset by reduced margins related to our creosote product in our wood treating chemicals segment.

In fiscal year 2014 adjusted earnings per share was $0.81, compared to $1.11 in fiscal year 2013. The decrease in fiscal 2014 in adjusted earnings per share primarily reflects increased depreciation and amortization expenses primarily due to the UPC acquisition and higher corporate expenses including costs incurred for audit and other professional services.

We provide non-GAAP financial information to complement reported GAAP results with adjusted EBITDA, adjusted net income and adjusted diluted earnings per share. We believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. Non-GAAP financial information, such as adjusted EBITDA, is used externally by users of our consolidated financial statements, such as analysts and investors. A similar calculation of adjusted EBITDA is utilized internally for executives’ compensation and by our lenders for a key debt compliance ratio.

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other nonrecurring items. Adjusted EBITDA is a primary measurement of cash flows from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent U.S. GAAP definitions of cash flow from operations or net income (loss). Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other nonrecurring items, while diluted adjusted earnings per share is adjusted net income divided by diluted shares outstanding.

Adjusted EBITDA, adjusted net income and diluted adjusted earnings per share should be viewed as supplements to, and not substitutes for, U.S. GAAP measures of performance.

The table below provides a reconciliation of operating income to adjusted EBITDA.

	Year Ended July 31,
	2014	2013	2012
	(Amounts in thousands)
Operating income	$3,951	$17,180	$25,437
Other income/(expense)	(831)	(208)	(269)
Depreciation and amortization	18,327	8,295	7,018

EBITDA	21,447	25,267	32,186
Acquisition and integration expenses	1,249	2,637	—
CEO transition costs	1,280	1,516	—
Restructuring charges, excluding accelerated depreciation	3,925	—	—
Impairment charges	2,741	—	—

Adjusted EBITDA	$30,642	$29,420	$32,186

The table below provides a reconciliation of net income/(loss) to adjusted net income and diluted adjusted earnings per share.

	Year Ended July 31,
	2014	2013	2012
	(Amounts in thousands, except per share)
Net income/(loss)	$(988)	$9,348	$13,825
Items impacting pre-tax income, net of tax:
Restructuring and realignment charges	7,069	—	—
Acquisition and integration expenses	812	2,446	—
CEO transition costs	832	1,014	—
Restructuring income tax expense	1,725	—	—

Adjusted net income including discontinued operations	$9,450	$12,808	$13,825
Diluted adjusted earnings per share (1)	$0.81	$1.11	$1.20
Weighted average diluted shares outstanding	11,644	11,578	11,528

(1)	Potentially dilutive shares are included in the weighted average diluted shares outstanding for the computation of diluted adjusted earnings per share.

Interest Expense

Interest expense was $2.9 million in fiscal year 2014, $1.8 million in fiscal year 2013, and $2.1 million in fiscal year 2012. We increased borrowings under our revolving credit facility to complete the OM Group acquisition in May 2013. In fiscal year 2014, we paid $25.0 million towards our revolving loan facility and reduced the debt from $85.0 million at the beginning of the fiscal year to $60.0 million at July 31, 2014.

Income Taxes

We had income tax expense from continuing operations of $1.3 million, $5.7 million and $8.8 million in fiscal years 2014, 2013 and 2012, respectively. Our effective tax rate was 471.4% in fiscal 2014, 37.6% in fiscal year 2013 and 37.9% in fiscal year 2012. In general, differences between these effective tax rates and the United States statutory rate of 35.0% are primarily due to statutory rates in our foreign jurisdictions, valuation allowances recorded against our current and prior year period operating losses for our Italian subsidiary as a result of restructuring of those operations and a deemed dividend related to a Mexico receivable, offset by the tax benefit from adjustments of foreign operations.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $203,000 and $711,000 for fiscal years 2013 and 2012, respectively.

In fiscal year 2008, we discontinued operations of our herbicide product line that had comprised the agricultural chemical segment. We incurred costs of $121,000 and $599,000 in the fiscal years ended July 31, 2013 and 2012, respectively, for dismantling the herbicide facility and for medical and other expenses associated with an accident that occurred in fiscal year 2012 while the facility was being dismantled.

On March 1, 2012, we sold the business that had comprised our animal health segment to Bayer Healthcare LLC. For the fiscal years ended July 31, 2013 and 2012, $82,000 and $112,000 was reported as a loss from discontinued operations before income taxes. In fiscal year 2013 the loss included $57,000 for a post-closing inventory adjustment that was recognized as loss on sale of the business in the first fiscal quarter, and in fiscal year 2012 the loss included the gain on sale of approximately $90,000.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $40.4 million in fiscal year 2014, $20.3 million in fiscal year 2013 and $25.2 million in fiscal year 2012.

In fiscal year 2014, operating cash flows increased significantly due to improvements in KMG’s cash conversion cycle. Trade accounts receivable decreased $2.1 million primarily in our electronic chemicals business in North America, and inventories decreased $7.9 million primarily in wood treating due to lower creosote volumes. Accrued liabilities increased by $7.8 million in part due to restructuring and realignment accruals. Overall, fiscal year 2014 cash flows increased due to the UPC acquisition.

In fiscal year 2013, operating cash flows were favorably impacted by a $5.3 million increase in accounts payable, primarily from the timing of creosote inventory purchases and by a $1.8 million decrease in trade accounts receivable. Trade accounts receivable decreased because of lower electronic chemical sales in the fourth quarter of fiscal year 2013 as compared to the same period in the prior year. Operating cash flow was unfavorably impacted by an increase in accounts receivable-other of $2.6 million, primarily from payments of estimated income taxes for the current period.

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

In fiscal year 2014, cash used in investing activities was $9.3 million, compared to cash used in investing activities of $68.1 million in fiscal year 2013. The fiscal year 2014 investing activities were for the additions to property, plant and equipment, of which $7.0 million was for electronic chemicals and $2.0 million related to our global project to implement a comprehensive financial/enterprise management software solution with SAP.

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

Net cash provided by investing activities was $4.0 million in fiscal year 2012. In fiscal year 2012, we made $5.2 million of additions to property, plant and equipment, approximately $4.3 million of which was for electronic chemicals production and distribution equipment. The remainder of our additions to property was capital expenditures for normal equipment and system upgrades and purchases at our different locations. We received $10.2 million of proceeds for the sale of our animal health business during fiscal year 2012.

In fiscal year 2014, $25 million of net cash was used in financing activities to pay down debt on our revolving credit facility.

In fiscal year 2013, net cash from financing activities was $60.0 million including $61.0 million of net borrowings on our revolving credit facility to finance the purchase of the UPC business.

In fiscal year 2012, net cash used in financing activities was $29.3 million. We reduced our revolving facility by $13.9 million and paid $11.3 million to pay off our term loan.

We paid dividends of $1.4 million in each of fiscal years 2014 and 2013, and paid dividends of $1.2 million in fiscal year 2012.

Working Capital

We refinanced and amended the loan facility we had in place at July 31, 2014 with our New Credit Facility, but as of July 31, 2014 we had $40.0 million outstanding under a then existing revolving line of credit of $110.0 million. The maximum borrowing capacity under that revolving loan was $46.6 million, after giving effect to a reduction of $3.4 million for unused letters of credit. The amount available under that revolving facility at July 31, 2014 was limited, however, to approximately $35.0 million, because of a loan covenant restriction respecting funded debt to pro-forma earnings before interest, taxes and depreciation.

On October 9, 2014, we refinanced our revolving loan facility and entered into the New Credit Facility. The initial advance under the new credit agreement was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and to pay the $38.0 million then outstanding on our existing revolving loan facility. Management believes that our New Credit Facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

Our long-term debt and current maturities as of July 31, 2014 and July 31, 2013 consisted of the following (in thousands):

	July 31, 2014	July 31, 2013
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Revolving Loan Facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.0% and 1.50% at July 31, 2014 and 2013, respectively	40,000	65,000

Total debt	60,000	85,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$60,000	$85,000

In December 2007 we entered into an amended and restated credit agreement and a note purchase agreement, which was subsequently amended. Advances under the revolving loan, as amended, bore interest at 2.155% and 1.69% as of July 31, 2014 and 2013, respectively. The amount outstanding on the revolving loan facility was $40.0 million at July 31, 2014. The note purchase agreement was for $20.0 million. Advances under the note purchase agreement bore interest at 7.43% per annum. At July 31, 2014, $20.0 million was outstanding under the note purchase agreement.

We refinanced our existing revolving loan facility and entered into the New Credit Facility on October 9, 2014. The New Credit Facility is with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The initial advance under the New Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and to pay the $38.0 million then outstanding on our existing revolving loan facility.

The New Credit Facility provides for a revolving loan up to $150 million, including an accordion feature that allows for an additional revolving loan increase of up to $100 million with approval from our lenders. The amount available under the New Credit Facility at October 9, 2014 was limited, however, to approximately $44.2 million, because of a loan covenant restriction respecting funded debt to EBITDA. The maturity date for the New Credit Facility is October 9, 2019.

The revolving loan under the New Credit Facility bears interest at varying rate of LIBOR plus a margin based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as described in the table.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	1.875%
Equal to or greater than 2.75 to 1.0, but less than 3.0 to 1.0	1.625%
Equal to or greater than 2.50 to 1.0, but less than 2.75 to 1.0	1.500%
Equal to or greater than 2.25 to 1.0, but less than 2.50 to 1.0	1.375%
Equal to or greater than 2.00 to 1.0, but less than 2.25 to 1.0	1.250%
Equal to or greater than 1.50 to 1.0, but less than 2.00 to 1.0	1.125%
Less than 1.50 to 1.0	1.000%

We also incur an unused commitment fee on the unused amount of commitments under the revolving loan facility from 0.30% to 0.15% based on ratio of funded debt to EBITDA.

Advances under the New Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The New Credit Facility has restrictive covenants, including requirements that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0.

After considering the New Credit Facility, at July 31, 2014, principal payments due under our long-term debt agreements as of July 31, 2014 for the fiscal years ended July 31 were as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$60,000	$—	$—	$—	$—	$—	$60,000

Environmental Expenditures

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $2.7 million in fiscal year 2014, $1.3 million in fiscal year 2013 and $2.2 million in fiscal year 2012.

We expensed approximately $667,000 for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2014, and approximately $522,000 and $802,000 in fiscal years 2013 and 2012, respectively. We estimate that we will continue to incur additional testing, data submission and other costs of approximately $586,000 in fiscal year 2015. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2014 are summarized in the following table (in thousands):

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than 5 Years
Long-term debt (1)	$60,000	$—	$—	$60,000
Estimated interest payments on debt (2)	4,340	1,102	3,109	129
Operating leases	17,512	5,333	9,253	2,926
Other long-term liabilities (3)	2,421	224	1,021	1,176
Purchase obligations (4)	129,146	56,087	73,059	—

Total	$213,419	$62,746	$86,442	$64, 231

(1)	On October 9, 2014, we refinanced amounts outstanding under our existing revolving credit agreement and the Prudential term notes with the New Credit Facility.
(2)	Estimated payments are based on interest rates in effect as of the end of July 2014.
(3)	Includes postretirement benefit obligations for a supplemental executive retirement plan for one of our former United States executives and in connection with benefit obligations of our foreign subsidiary; and estimated unused commitment fees on our revolving credit facility.
(4)	Consists primarily of raw materials purchase contracts. These are typically not fixed prices arrangements. The prices are based on the prevailing prices.

Outlook for Fiscal Year 2015

Our electronic chemicals business is closely tied to global semiconductor production. In calendar 2014, the global semiconductor market has benefited from relative strength in the mobile, industrial and automotive markets, while the personal computer market has shown signs of stabilization in Western Europe and North America. According to industry forecasts, the global semiconductor market is anticipated to grow approximately 6% in calendar 2014, followed by more moderate growth of 3% in calendar 2015.

Within our wood treating chemicals segment, we expect solid market demand for utility poles treated with penta, as utilities in the Western United States continue upgrading their distribution infrastructure, and as poles near the end of their service life are regularly replaced. However, the railroad crosstie market is likely to remain challenged by increased competition for the hardwood timbers used for crossties. In addition, Class I railroads continue to specify that wood crossties be treated with borates, thus reducing the amount of creosote used to treat each crosstie. These factors are likely to contribute to excess creosote supply and exert downward pressure on prices in fiscal 2015.

Overall, we project consolidated net sales in fiscal year 2015 will be essentially flat as compared to fiscal year 2014, with the likelihood of moderate sales growth in our electronic chemicals business being offset by weakness in our wood treating chemicals segment due to continued challenges in the rail tie market.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, other than operating leases.

Recent Accounting Standards

We have considered all recently issued accounting standards updates and SEC rules and interpretive releases, and none of them are expected to have a material impact on our financial statements. See Note 1 to the financial statements included in this report.

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

Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $272,000 and $224,000 at July 31, 2014 and 2013, respectively.

Goodwill — The carrying value of goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable, our carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead us to a determination that is more likely than not that the fair value of the applicable reporting unit was less than the carrying value as of July 31, 2014 and 2013. Accordingly, we determined that as of July 31, 2014 and 2013, goodwill was not impaired. We perform a similar assessment for intangible assets with indefinite lives. Based on that assessment, we determined that there was no impairment of these intangible assets during fiscal years 2014, 2013 and 2012.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets, with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. In conjunction with its decision to cease operations at its Bay Point, California facility in fiscal year 2015, the Company recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at that facility.

Asset Retirement Obligations — We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates for decommissioning, dismantling and disposal costs. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to those costs. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. When a reasonable estimate of the ultimate settlement can be made, an asset retirement obligation is recorded and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In conjunction with its decision to exit the Bay Point facility, in fiscal year 2014 the Company recognized $3.7 million in asset retirement obligations related to the decommissioning, decontamination, and dismantling costs. See Note 15 to the consolidated financial statements included in item 8 of Part II of this report.

Income Taxes — Deferred income taxes and liabilities are determined using the asset and liability method in accordance with accounting principles generally accepted in the United States of America. We have deferred tax assets that are reviewed periodically for recoverability. These assets are evaluated by using estimates of future taxable income streams. Valuations related to tax accruals and assets could be impacted by changes to tax codes, changes in the statutory tax rates and our future taxable income levels. With the consolidation of our European manufacturing facilities, it is more likely than not that our subsidiary in Italy will not generate a sufficient profit in the near future to recover restructuring charges. The impact on our Italian subsidiary’s tax provision was approximately $1.7 million, and was recorded in the second quarter of fiscal year 2014.

Our subsidiary in Italy is currently under examination for the period ended July 31, 2009 respecting certain registration tax assessments. See Note 8 to the financial statements included in this report.

Inventory— Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products we utilize a weighted-average cost. We record inventory obsolescence as a reduction in inventory when considered unsellable. We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve when inventory is considered unsellable. During the fiscal years ended July 31, 2014 and 2013, we recognized inventory valuation (gain)/loss of $634,000 and $(355,000), respectively. As of July 31, 2014 and 2013, we had $290,000 and $180,000, respectively, of reserves for inventory obsolescence.

Disclosure Regarding Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Our forward-looking statements speak only as of the date made and we will not update forward-looking statements unless the securities laws require us to do so.

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	the loss of primary customers;

•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;

•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;

•	availability or increases in the price of energy, our primary raw materials and active ingredients;

•	the timing of planned capital expenditures;

•	our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•	our ability to realize the anticipated benefits of business acquisitions and to successfully integrate previous or future business acquisitions;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;

•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;

•	the ability to obtain registration and re-registration of our products under applicable law;

•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and

•	other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Currently, we do not utilize derivative financial instruments or hedging transactions to manage that risk.

Interest Rate Sensitivity

As of July 31, 2014, our fixed rate debt consisted of $20.0 million of term notes with an interest rate of 7.4%, maturing on December 31, 2014.

Our variable rate debt as of July 31, 2014 consisted of a revolving loan advanced under the credit facility we had in place at that time with an interest rate of 2.155% (2.0% plus LIBOR), maturing on April 30, 2018. On July 31, 2014, we had $40.0 million borrowed on the revolving loan under that facility. On October 9, 2014 we refinanced our revolving credit facility. Currently advances bear interest at LIBOR plus 1.125%.

Based on the outstanding balance of our variable rate debt at July 31, 2014 and our applicable interest rate on the New Credit Facility, a 1.0% change in the interest rate as of July 31, 2014 would result in an additional charge of approximately $400,000 in annual interest expense. Taking into account the refinancing of our term note with Prudential, a 1.0% change in the interest rate as of July 31, 2014 would result in an additional charge of approximately $600,000 in annual interest expense.

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

We recognized a foreign currency translation gains of $3.1 million and $1.8 million in fiscal years 2014 and 2013, respectively, and a loss of $3.1 million in fiscal year 2012, each of which were included in accumulated other comprehensive income/(loss) in the consolidated balance sheets. At July 31, 2014, the cumulative foreign currency translation gain reflected in accumulated other comprehensive income/(loss) was $645,000.

Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our European and Singapore operations. Accordingly, we recognize exchange gains or losses in our consolidated statement of income from these transactions. Foreign currency exchange losses during fiscal year 2014 were $484,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and the related financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 28, 2014 expressed an unqualified opinion on the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
October 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KMG Chemicals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on KMG Chemicals, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, KMG Chemicals, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KMG Chemicals, Inc. and subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2014, and our report dated October 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
October 28, 2014

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2014 AND 2013

(In thousands, except for share and per share amounts)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$19,252	$13,949
Accounts receivable
Trade, net of allowances of $272 at July 31, 2014 and $224 at July 31, 2013	40,176	41,935
Other	1,904	4,210
Inventories, net	45,268	53,387
Current deferred tax assets	1,577	1,400
Prepaid expenses and other	3,476	3,955

Total current assets	111,653	118,836
Property, plant and equipment, net	92,450	96,688
Deferred tax assets	442	1,069
Goodwill	12,595	10,929
Intangible assets, net	28,353	29,261
Restricted cash	1,000	1,000
Other assets, net	4,365	4,232

Total assets	$250,858	$262,015

Liabilities & stockholders’ equity
Current liabilities
Accounts payable	$36,690	$35,492
Accrued liabilities	16,986	8,362
Employee incentive accrual	4,575	1,989

Total current liabilities	58,251	45,843
Long-term debt	60,000	85,000
Deferred tax liabilities	9,881	11,462
Other long-term liabilities	2,520	2,470

Total liabilities	130,652	144,775
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,649,001 shares issued and outstanding at July 31, 2014 and 11,522,321 shares issued and outstanding at July 31, 2013	116	115
Additional paid-in capital	28,886	26,689
Accumulated other comprehensive income/(loss)	645	(2,504)
Retained earnings	90,559	92,940

Total stockholders’ equity	120,206	117,240

Total liabilities and stockholders’ equity	$250,858	$262,015

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2014, 2013 AND 2012

(In thousands, except per share amounts)

	2014	2013	2012
Net sales	$353,406	$263,311	$272,700
Cost of sales	249,907	186,841	195,635

Gross profit	103,499	76,470	77,065

Distribution expenses	50,251	30,312	26,770
Selling, general and administrative expenses	38,421	28,978	24,858
Restructuring charges	6,359	—	—
Realignment charges	4,517	—	—

Operating income	3,951	17,180	25,437

Other income/(expense)
Interest expense, net	(2,854)	(1,771)	(2,099)
Other, net	(831)	(208)	(269)

Total other expense, net	(3,685)	(1,979)	(2,368)

Income from continuing operations before income taxes	266	15,201	23,069
Provision for income taxes	(1,254)	(5,715)	(8,754)

Income/(loss) from continuing operations	(988)	9,486	14,315
Discontinued operations
Income/(loss) from discontinued operations, before income taxes	—	(203)	(711)
Income tax benefit	—	65	221

Loss from discontinued operations	—	(138)	(490)

Net income/(loss)	$(988)	$9,348	$13,825

Earnings/(loss) per share
Basic
Income/(loss) from continuing operations	$(0.09)	$0.82	$1.26
Loss from discontinued operations	—	(0.01)	(0.04)

Net income/(loss)	$(0.09)	$0.81	$1.22

Diluted
Income/(loss) from continuing operations	$(0.09)	$0.82	$1.24
Loss from discontinued operations	—	(0.01)	(0.04)

Net income/(loss)	$(0.09)	$0.81	$1.20

Weighted average shares outstanding
Basic	11,615	11,487	11,363
Diluted	11,615	11,578	11,528

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JULY 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Net income/(loss)	$(988)	$9,348	$13,825
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	3,149	1,835	(3,106)

Total other comprehensive income/(loss)	3,149	1,835	(3,106)

Total comprehensive income	$2,161	$11,183	$10,719

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2014, 2013 AND 2012

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Shares Issued	Par Value			Retained Earnings
BALANCE AT JULY 31, 2011	11,319	$113	$25,256	$(1,233)	$72,394	$96,530

Cash dividends ($0.11 per share)					(1,249)	(1,249)
Stock options/warrants exercised	37		55			55
Restricted stock issued	50	1	(1)			—
Stock-based compensation expense			714			714
Tax benefit from stock-based awards			41			41
Other			(43)			(43)
Net income					13,825	13,825
Loss on foreign currency translation				(3,106)		(3,106)

BALANCE AT JULY 31, 2012	11,406	$114	$26,022	$(4,339)	$84,970	$106,767

Cash dividends ($0.12 per share)					(1,378)	(1,378)
Stock options/warrants exercised	70		70			70
Restricted stock issued	46	1	(1)			—
Stock-based compensation expense			446			446
Tax benefit from stock-based awards			529			529
Other			(377)			(377)
Net income					9,348	9,348
Gain on foreign currency translation				1,835		1,835

BALANCE AT JULY 31, 2013	11,522	$115	$26,689	$(2,504)	$92,940	$117,240

Cash dividends ($0.12 per share)					(1,393)	(1,393)
Stock options/warrants exercised	47					—
Restricted stock issued	80	1	(1)			—
Stock-based compensation expense			2,231			2,231
Tax benefit from stock-based awards			328			328
Other			(361)			(361)
Net loss					(988)	(988)
Gain on foreign currency translation				3,149		3,149

BALANCE AT JULY 31, 2014	11,649	$116	$28,886	$645	$90,559	$120,206

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities
Net income /(loss)	$(988)	$9,348	$13,825
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	14,117	8,295	7,018
Depreciation related to restructuring and realignment	4,210	—	—
Non-cash Impairment charges	2,741	—	—
Amortization of loan costs included in interest expense	60	41	124
Stock-based compensation expense	2,231	446	714
Bad debt expense	128	208	—
Allowance for excess and obsolete inventory	634	(355)	371
(Gain) loss on sale of animal health business	—	57	(90)
(Gain) loss on disposal of property	(28)	59	99
Deferred income tax expense/(benefit)	(2,227)	1,247	929
Tax benefit from stock-based awards	(328)	(529)	(41)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable — trade	2,137	1,813	6,810
Accounts receivable — other	746	(2,593)	2,186
Inventories	7,861	(1,018)	(5,545)
Other current and non-current assets	822	(654)	(223)
Accounts payable	398	5,301	(2,801)
Accrued liabilities and other	7,844	(1,394)	1,873

Net cash provided by operating activities	40,358	20,272	25,249

Cash flows from investing activities
Additions to property, plant and equipment	(9,497)	(5,505)	(5,193)
Disposals to property, plant and equipment	74	—	—
Acquisition of Ultra Pure Chemicals, net of cash acquired	149	(62,608)	—
Proceeds from sale of animal health business	—	—	10,203
Proceeds from sale of property	—	—	33
Change in restricted cash	—	—	(1,000)

Net cash provided by/(used in) investing activities	(9,274)	(68,113)	4,043

Cash flows from financing activities
Net borrowings/(payments) under revolving loan facility	(25,000)	61,000	(13,946)
Deferred financing costs	—	(229)	—
Principal payments on borrowings on term loan	—	—	(11,333)
Book overdraft	—	—	(2,852)
Proceeds from exercise of stock options and warrants	—	70	64
Tax benefit from stock-based awards	328	529	41
Payment of dividends	(1,393)	(1,378)	(1,249)

Net cash provided by/(used in) financing activities	(26,065)	59,992	(29,275)
Effect of exchange rate changes on cash	284	165	(210)

Net increase (decrease) in cash and cash equivalents	5,303	12,316	(193)
Cash and cash equivalents at the beginning of year	13,949	1,633	1,826

Cash and cash equivalents at end of year	$19,252	$13,949	$1,633

Supplemental disclosures of cash flow information
Cash paid for interest	$2,562	$1,709	$1,896
Cash paid for income taxes	$865	$5,854	$5,009
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$1,135	$649	$—

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

In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry, and in the wood treating chemicals business the Company sells two industrial wood treating chemicals, pentachlorophenol (“penta”) and creosote. The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”) and KMG Electronic Chemicals Holdings S.a.r.l (“KMG Lux”) (and its subsidiaries) in Europe and Asia. That business has facilities in the United States, the United Kingdom, France, Italy and Singapore. In the wood treating business the Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its wood treating chemicals in the United States, Mexico and Canada. The electronic chemicals and wood treating businesses constitute two reportable segments. See Note 13.

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

Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2014 and 2013 includes proceeds that were placed in escrow in connection with the sale of the animal health business. See Note 12.

Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2014 and 2013 approximated its carrying value since the debt obligations bear interest at a rate consistent with market rates.

Accounts Receivable — The Company’s trade accounts receivables are primarily from wood-treating customers and from electronic chemical customers worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2014 there was one customer that represented approximately 15% of the Company’s accounts receivable. At July 31, 2013 there were two customers that represented approximately 12% and 14%, respectively, of the Company’s accounts receivable.

The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and our assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $272,000 and $224,000 at July 31, 2014 and 2013, respectively.

Inventories — Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products the Company utilizes a weighted-average cost. The Company records inventory obsolescence as a reduction in its inventory when considered not salable.

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

Depreciation expense was approximately $16.5 million (including accelerated depreciation of $4.2 million), $7.7 million and $6.5 million in fiscal years 2014, 2013 and 2012, respectively. See Notes 4 and 15.

Intangible Assets — Identifiable intangible assets with a defined life are amortized using a straight-line or accelerated method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. If this review indicates that impairment has occurred, the carrying value of the intangible assets will be adjusted to fair value. Based on an assessment of qualitative factors, in accordance with GAAP, it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable assets was less than its carrying value as of July 31, 2014 and 2013. The Company therefore concluded that its indefinite lived intangible assets were not impaired as of July 31, 2014 and 2013. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

Goodwill — The Company has goodwill of $3.8 million and $8.8 million, respectively, associated with its wood treating and electronic chemicals segments. The carrying value of the Company’s goodwill is reviewed at least annually, and if this review indicates that it will not be recoverable the Company’s carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable reporting unit was less than its carrying value as of July 31, 2014 and 2013. Accordingly, the Company determined that as of July 31, 2014 and 2013, goodwill was not impaired.

Asset retirement obligation — The Company measures asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates for decommissioning, dismantling and disposal costs. In the event that operational or regulatory issues vary from its estimates, the Company could incur additional significant charges to income and increases in cash expenditures related to those costs. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. When a reasonable estimate of the ultimate settlement can be made, an asset retirement obligation is recorded and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In conjunction with its decision to exit the Bay Point facility, in fiscal year 2014 the Company recognized $3.7 million in asset retirement obligations related to the decommissioning, decontamination, and dismantling costs for which it is obligated under its manufacturing agreement. See Note 15.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. The Company recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at the Bay Point, California facility where Chemtrade toll manufactures for the Company.

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

Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock awards and the exercise of stock options having exercise prices less than the average market price during the applicable period, using the treasury stock method.

Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transaction gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses were nominal in fiscal years 2014, 2013 and 2012.

The Company’s international operations in the electronic chemicals business are in Europe and Singapore, and use local currencies as the functional currency, including the GB Pound, Euro and Singapore Dollar. The translation adjustment resulting from currency translation of the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from local currencies into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the period. Foreign currency translation resulted in a translation adjustment gains of $3.1 million and $1.8 million in fiscal years 2014 and 2013, respectively, and a loss of $3.1 million in fiscal year 2012, each of which are included in accumulated other comprehensive income/(loss) in the consolidated balance sheets.

Stock-Based Compensation — The Company’s stock-based compensation expense is based on the fair value of the award measured on the date of grant. For stock option awards, the grant date fair value is measured using a Black-Scholes option valuation model. For stock awards, the Company’s stock price on the date of the grant is used to measure the grant date fair value. For awards of stock which are based on a fixed monetary value the grant date fair value is based on the monetary value. Stock-based compensation costs are recognized as an expense over the requisite service period of the award using the straight-line method.

Recent Accounting Standards

The Company has considered all recently issued accounting standards updates and SEC rules and interpretive releases.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the requirements for reporting discontinued operations. Under the ASU, discontinued operations are defined as either a component of an entity or group of components that has been disposed meets the criteria to be classified as held-for sale, or has been abandoned/spun-off, and represents a strategic shift that has (or will have a major effect on an entity’s operations and financial results,) or a business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for sale. This ASU is effective for interim periods beginning after December 15, 2014, is applied prospectively and early adoption is permitted. This ASU does not have an impact on our year-to-date period ending July 31, 2014. The impact on the Company will be dependent on any transaction that is within the scope of the new guidance.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

2. ACQUISITIONS

On May 31, 2013, the Company completed its acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. (“OM Group”) located in the United States, Europe and Singapore. The subsidiaries sell high purity and ultra pure, wet process chemicals to the semiconductor industry. The Company completed the acquisition by borrowing $65.0 million on the revolving loan under its revolving credit facility on May 31, 2013. See Note 7 for further discussion of the Company’s revolving credit facility. During 2014, the Company entered into a settlement agreement with OM Group to finalize working capital adjustments related to the purchase price. The final purchase price of the UPC acquisition totaled $63.2 million. The Company received a net payment of $149,000 as part of the settlement of working capital adjustments.

The Company accounted for the acquisition under the acquisition method of accounting in accordance with GAAP. The Company expensed transaction and acquisition-related costs of approximately $2.1 million in fiscal year 2013, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes final acquired assets and assumed liabilities and the acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at the acquisition date (in thousands):

Cash	$689
Accounts receivable	14,698
Inventory	11,047
Other current assets	1,963
Property, plant and equipment	28,939
Intangible assets:
Value of product qualifications	12,800
Non-compete agreement	1,900
Transition services	154

Total intangible assets	14,854

Total assets acquired	$72,190

Current liabilities	11,401
Other long-term liabilities	6,206

Total liabilities assumed	17,607

Net assets acquired	$54,583

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

3. INVENTORIES

Inventories are summarized as follows at July 31, 2014 and 2013 (in thousands):

	2014	2013
Raw materials and supplies	$7,914	$8,003
Work in process	1,508	1,382
Supplies	1,793	1,730
Finished products	34,343	42,452
Less reserve for inventory obsolescence	(290)	(180)

Inventories, net	$45,268	$53,387

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2014 and 2013 (in thousands):

	2014	2013
Land	$15,763	$15,620
Buildings and improvements	42,664	41,273
Equipment	77,557	66,807
Leasehold improvements	143	143

	136,127	123,843
Less accumulated depreciation and amortization	(52,972)	(36,933)

	83,155	86,910
Construction-in-progress	9,295	9,778

Property, plant and equipment, net	$92,450	$96,688

5. INCOME TAXES

The Company is subject to United States federal, state and foreign taxes on its operations. The geographical sources of income from continuing operations before income taxes for each of the three years ended July 31 are as follows (in thousands):

	2014	2013	2012
United States	$1,923	$12,033	$21,789
Foreign	(1,657)	3,168	1,280

Income from continuing operations before income taxes	$266	$15,201	$23,069

The components of income tax expense/(benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$2,582	$2,833	$5,639
Foreign	1,071	1,437	686
State	603	197	1,071

	4,256	4,467	7,396

Deferred:
Federal	(1,978)	1,426	1,441
Foreign	(897)	(282)	(104)
State	(127)	104	21

	(3,002)	1,248	1,358

Total	$1,254	$5,715	$8,754

The Company allocated income tax benefit of $65,000, and $221,000 to discontinued operations for the fiscal years ended July 31, 2013 and 2012, respectively.

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2014 and 2013 (in thousands):

	2014	2013
Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$326	$259
Inventory	787	920
Accrued liabilities	1,545	166
Employee benefits	1,879	606
Other	102	159
Less valuation allowance	(636)	—

Total current deferred tax assets	$4,003	$2,110

Non-current deferred tax assets
Net operating loss	$839	$803
Deferred compensation	616	793
Less valuation allowance	(1,090)	—

Total non-current deferred tax assets	$365	$1,596

Deferred tax liabilities:
Current deferred tax liabilities:
Other	$(128)	$(152)
Prepaid assets	(398)	(562)

Total current deferred tax liabilities:	$(526)	$(714)

Non-current deferred tax liabilities:
Difference in amortization basis of intangibles	$(7,129)	$(6,020)
Difference in depreciable basis of property	(4,575)	(5,965)

Total non-current deferred tax liabilities	(11,704)	(11,985)

Net non-current deferred tax liability	$(7,862)	$(8,993)

As of July 31, 2014, the Company has $2.7 million foreign net operating losses carry forwards which start to expire in 2024.

The Company records provisions for uncertain tax provisions in accordance with GAAP, which prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The statute of limitations remain open for fiscal year ended July 31, 2011 and forward for United States federal income taxes and fiscal year ended July 31, 2009 and forward for state tax jurisdictions. On August 28, 2014, the Company was notified by the Internal Revenue Service that the federal income tax return for the July 31, 2013 fiscal year-end had been selected for examination. The audit is ongoing at this time.

The Company’s subsidiary in Italy is contesting income tax assessments for the three years period ended July 31, 2011 and a registration tax assessment for the December 2007 purchase of the electronic chemicals business in Italy. Adjustments were proposed by the taxing authorities that would result in approximately $3.5 million (including interest and penalties) of additional liability, if all the adjustments are sustained. However, the Company does not expect all of this amount to result in cash payments in the event of an unfavorable resolution, as the Company would be able to utilize available net operating losses. The Company intends to vigorously defend its tax position, and on October 13, 2014 the Provincial Tax Court in Milan, Italy agreed with the Company’s position. The ruling is subject to appeal by the taxing authority. The ultimate outcome of this examination is subject to uncertainty, and the Company had a liability for its uncertain tax position in Italy as of July 31, 2014 and 2013 of $326,000 and $437,000, respectively, which includes penalties and interest offset by net operations losses. These uncertain tax positions primarily relate to transfer pricing. See Note 8 to the consolidated financial statements.

On January 2, 2013 the American Taxpayer Relief Act was adopted. The law included a retroactive two year extension of the research and development credit from January 1, 2012 through December 31, 2013. A retroactive income tax benefit of approximately $200,000 was recorded by the Company during the second quarter of fiscal year 2013. In July 2013, The Finance Bill 2013 included reductions in the United Kingdom corporation tax rate to 21%, effective April 2014.

The Company has reviewed its Mexican operations and concluded that they do not have the same level of immediate capital needs as previously expected. Therefore, the Company no longer intends for previously unremitted foreign earnings associated with its Mexico operations to be permanently reinvested outside the United States.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35% to income from continuing operations before income taxes for each of the years ended July 31, 2014, 2013, and 2012, respectively (in thousands):

	2014	2013	2012
Income taxes at the federal statutory rate	$93	$5,320	$8,074
Effect of foreign operations	329	(65)	160
Change in valuation allowance	1,725	—	—
Adjustments to foreign operations	(916)	—	—
State income taxes, net of federal income tax effect	269	232	717
Acquisition related cost	—	714	—
Other	(246)	(486)	(197)

Total	$1,254	$5,715	$8,754

6. INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	Number of Years
	Weighted		July 31, 2014
	Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(559)	$79	$1,724
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(67)	—	50
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(2,426)	801	12,475

Total intangible assets subject to amortization	13.1	$16,421	$(3,052)	$880	14,249

Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765

Total intangible assets not subject to amortization					14,104

Total intangible assets, net					$28,353

	Number of Years
	Weighted Average	July 31, 2013
	Amortization Period	Original Cost	Accumulated Amortization	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.5	$2,297	$(253)	$2,044
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(57)	60
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(1,047)	13,053

Total intangible assets subject to amortization	13.0	$16,514	$(1,357)	15,157

Intangible assets not subject to amortization:
Creosote product registrations				5,339
Penta product registrations				8,765

Total intangible assets not subject to amortization				14,104

Total intangible assets, net				$29,261

Assets acquired in the acquisition of the UPC subsidiaries in May 2013 included $12.8 million of product qualifications and $1.9 million of non-compete agreements, which are being amortized over 15 and seven years, respectively. Intangible assets subject to amortization are amortized over their estimated useful lives which are between five and 15 years. Total amortization expense related to intangible assets was approximately $1.8 million, $573,000 and $548,000 for the fiscal years ended July 31, 2014, 2013 and 2012, respectively. The estimated amortization expense is projected to be approximately $1.6 million, $1.4 million, $1.3 million, $1.3 million and $1.2 million for fiscal years 2015 through 2019, respectively.

The following table presents carrying value of goodwill by segment as of July 31, 2014, 2013 and 2012 (in thousands):

	Wood Treating	Electronic Chemicals	Total
Balance as of July 31, 2012	$3,779	$—	$3,779
Goodwill resulting from the UPC acquisition	—	7,150	7,150

Balance as of July 31, 2013	3,779	7,150	10,929

Working capital adjustment from the UPC acquisition	—	535	535
Finalization of purchase price allocation	—	880	880
Foreign currency translation adjustment	—	251	251

Balance as of July 31, 2014	$3,779	$8,816	$12,595

7. LONG-TERM OBLIGATIONS

Working Capital

The Company refinanced and amended the loan facility it had in place at July 31, 2014 with a new credit facility as reported on Form 8-K filed on October 10, 2014 (“New Credit Facility”), but at July 31, 2014 the Company had $40.0 million outstanding under the then existing revolving facility of $110.0 million. The maximum borrowing capacity under that revolving loan facility was $46.6 million, after giving effect to a reduction of $3.4 million for unused letters of credit. The actual amount available under the revolving facility at July 31, 2014 was limited, however, to approximately $35.0 million, because of a loan covenant restriction respecting funded debt to pro-forma earnings before interest, taxes and depreciation.

Long Term Obligations

The Company’s long-term debt and current maturities as of July 31, 2014 and July 31, 2013 consisted of the following (in thousands):

	July 31, 2014	July 31, 2013
Senior Secured Debt:
Note Purchase Agreement, maturing on December 31, 2014, interest rate of 7.43%	$20,000	$20,000
Revolving Loan Facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.0% and 1.50% at July 31, 2014 and 2013, respectively	40,000	65,000

Total debt	60,000	85,000
Current maturities of long-term debt	—	—

Long-term debt, net of current maturities	$60,000	$85,000

The Company entered into an amended and restated credit agreement and a note purchase agreement in December 2007, which were subsequently amended. Advances under the revolving loan, as amended, bore interest at 2.155% and 1.69% as of July 31, 2014 and 2013, respectively. The amount outstanding on the revolving loan facility was $40.0 million at July 31, 2014. The note purchase agreement was for $20.0 million. Advances under the note purchase agreement bore interest at 7.43% per annum.

On October 9, 2014, the Company refinanced its existing revolving loan facility and entered into the New Credit Facility. The New Credit Facility is now with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The initial advance under the New Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under the Company’s note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and the Company refinanced $38.0 million then outstanding under its existing revolving loan facility. As a result, the note purchase agreement has been classified as a long-term obligation as of July 31, 2014.

The New Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The amount available under the New Credit Facility at October 9, 2014 was limited, however, to approximately $44.2 million, because of a loan covenant restriction respecting funded debt to EBITDA. The maturity date for the New Credit Facility is October 9, 2019.

The revolving loan under the New Credit Facility bears interest at varying rate of LIBOR plus a margin based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as described in the table.

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.0 to 1.0	1.875%
Equal to or greater than 2.75 to 1.0, but less than 3.0 to 1.0	1.625%
Equal to or greater than 2.50 to 1.0, but less than 2.75 to 1.0	1.500%
Equal to or greater than 2.25 to 1.0, but less than 2.50 to 1.0	1.375%
Equal to or greater than 2.00 to 1.0, but less than 2.25 to 1.0	1.250%
Equal to or greater than 1.50 to 1.0, but less than 2.00 to 1.0	1.125%
Less than 1.50 to 1.0	1.000%

The Company will also incur an unused commitment fee on the unused amount of commitments under the New Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the New Credit Facility are secured by the Company’s assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The New Credit Facility has restrictive covenants, including requirements that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0.

After considering the New Credit Facility, principal payments due under long-term debt agreements as of July 31, 2014 for the fiscal years ended July 31 are as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt	$60,000	$—	$—	$—	$—	$—	$60,000

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2014 are summarized in the following table (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$17,512	$5,333	$4,396	$2,442	$1,388	$1,027	$2,926
Purchase obligations (1)	129,146	56,087	43,102	27,870	2,087	—	—

Total	$146,658	$61,420	$47,498	$30,312	$3,475	$1,027	$2,926

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.

Rent expense relating to the operating leases was approximately $3.8 million, $2.7 million and $2.3 million in fiscal years 2014, 2013 and 2012, respectively.

Environmental — The Company’s operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all of the applicable laws and regulations.

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

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $667,000, $522,000 and $802,000, in fiscal year 2014, 2013 and 2012, respectively. These costs are included in selling, general, and administrative expenses.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.4 million, including interest and penalties through July 31, 2014 (at an exchange rate of 1.339 $/€). The Company had a liability for an uncertain tax position for items in the amount of $326,000 and $437,000 as of July 31, 2014 and 2013, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through July 31, 2014, is €788,000 (or approximately $1.1 million, at an exchange rate of 1.339 $/€). The Provincial Tax Court issued a ruling on October 13, 2014 agreeing with the Company’s position in the income tax assessment case. That ruling is subject to appeal by the taxing authority. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

The EPA has listed the Star Lake Canal Superfund Site in Port Neches and Groves, Texas on the National Priorities List. In December 2002, the Company received a letter from the EPA addressed to Idacon, Inc. (f/k/a Sonford Chemical Company) notifying Idacon of potential liability under CERCLA in connection with this site. The letter requested reimbursement from Idacon for costs incurred by the EPA in responding to releases at the sites, equal to approximately $500,000 as of July 31, 2002. Idacon sold substantially all of its assets to one of our subsidiaries in 1988. The Company responded to a request for information from the EPA on the corporate history and relationship between the Company and its subsidiaries and Sonford Chemical Company in April 2003. On December 22, 2005, the EPA and certain potentially responsible parties entered an administrative order on consent which required the implementation of a remedial investigation and feasibility study. We understand that these studies were completed by mid-2012. EPA prepared a Record of Decision, selecting a remedy of excavation and disposal or soil and/or sediment, containment with soil, clay and/or armor caps and monitored natural recovery. In October 2014, the Company’s subsidiary, KMG-Bernuth, received a letter from EPA notifying it of potential liability under CERCLA, and inviting it to enter into negotiations to pay for or perform the selected remedy. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party.

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

9. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan in which all regular U.S. employees are eligible to participate. The Company makes matching contributions under this plan of up to 4% of a participant’s compensation up to the annual regulated maximum amounts. The first 3% of the employee contribution is matched at 100%. The next 2% of the employee contribution is matched at 50%. Company contributions to the plan totaled approximately $608,000, $457,000 and $420,000 in fiscal years 2014, 2013 and 2012, respectively.

The locations in the United Kingdom and Singapore, acquired as part of the UPC acquisition from OM Group, make contributions to retirement plans that function as defined contribution retirement plans. The Company’s contributions to those plans were approximately $1.5 million in fiscal year 2014.

As of July 31, 2014, the Company’s other long-term liabilities included approximately $1.1 million related to benefit obligations in connection with one of its foreign subsidiaries included in the acquisition of the UPC business. This payable is an unfunded benefit obligation of the Company.

The Company has an employee benefit arrangement for one of its former U.S. employees. As of July 31, 2014 and 2013, the associated liability was approximately $553,000 and $617,000, respectively. The amount payable is a general obligation of the Company. Benefit payments under this arrangement, which were started in April 2013, will be paid for 10 years.

10. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2014	2013	2012
	(Amounts in thousands, except per share data)
Income/(loss) from continuing operations	$(988)	$9,486	$14,315
Income/(loss) from discontinued operations	—	(138)	(490)

Net income (loss)	$(988)	$9,348	$13,825

Weighted average shares outstanding — basic	11,615	11,487	11,363
Dilutive effect of options/warrants and stock awards	—	91	165

Weighted average shares outstanding — diluted	11,615	11,578	11,528

Basic earnings per share
Basic earnings per share from continuing operations	$(0.09)	$0.82	$1.26
Basic earnings per share on income/(loss) from discontinued operations	—	(0.01)	(0.04)

Basic earnings per share	$(0.09)	$0.81	$1.22

Diluted earnings per share
Diluted earnings per share from continuing operations	$(0.09)	$0.82	$1.24
Diluted earnings per share on income/(loss) from discontinued operations	—	(0.01)	(0.04)

Diluted earnings per share	$(0.09)	$0.81	$1.20

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There was an average of 21,033 shares, 6,222 shares and 4,972 shares for the fiscal years ended 2014, 2013 and 2012, respectively, not included in the computation of diluted earnings per share. Potentially dilutive shares are not included in the computation of diluted weighted average shares outstanding for the fiscal year ended July 31, 2014 due to a loss from continuing operations for the year.

11. STOCK-BASED COMPENSATION

Stock-Based Incentive Plans

The Company adopted a 2009 Long-Term Incentive Plan (“2009 LTI Plan”) in October 2009, and it was approved by the shareholders at the annual meeting in December 2009. The Company adopted a 2004 Long-Term Incentive Plan (“2004 LTI Plan”) in October 2004, and it was approved by the shareholders at the annual meeting in November 2005 (the 2009 LTI Plan and the 2004 LTI Plan are referred to collectively as the “LTI Plans”). The Company adopted the 1996 Stock Option Plan (the “1996 Stock Plan”) in October, 1996, which expired and terminated on July 31, 2007. There are no options outstanding under the 1996 Stock Plan as of July 31, 2014.

The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation and Development Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 750,000 shares under the 2009 Long-Term Incentive Plan and 375,000 shares under the 2004 Long-Term Incentive Plan. Under the 2009 Long-Term Plan, no executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals relating to more than 200,000 shares of common stock. Under the 2004 Long-Term Plan, no executive officer may receive in any calendar year stock options or stock appreciation rights relating to more than 250,000 shares of common stock, or awards that are subject to the attainment of performance goals relating to more than 100,000 shares of common stock. At July 31, 2014 there were approximately 338,273 shares and 36,174 shares available for future grants under the 2009 Long-Term Plan and 2004 Long-Term Plan, respectively.

The 1996 Stock Plan terminated by expiration of its original term on July 31, 2007. There are no option outstanding under the plan as of July 31, 2014. The 1996 Stock Plan was administered either by the Company’s Board of Directors or by a committee of two or more non-employee directors. The Board designated the Compensation and Development Committee as the administrator of the plan. Options are exercisable during the period specified in each option agreement and in accordance with a vesting schedule designated by the Board of Directors or the committee. Any option agreement may provide that options become immediately exercisable in the event of a change or threatened change in control of the Company and in the event of certain mergers and reorganizations of the Company. Options may be subject to early termination within a designated period following the option holder’s cessation of service with the Company.

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation costs of approximately $2,231,000, $446,000 and $714,000, respectively, for the fiscal years ended July 31, 2014, 2013 and 2012, and the related tax benefits of $825,000, $168,000 and $266,000, respectively, for the fiscal years ended July 31, 2014, 2013 and 2012. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.

As of July 31, 2014, there was approximately $1,902,000 of unrecognized compensation costs that are related to outstanding stock awards expected to be recognized over a weighted-average period of 2.1 years.

In connection with the election of Christopher T. Fraser as the Company’s President and Chief Executive Officer on September 24, 2013, the Company granted Mr. Fraser (i) 50,000 shares of common stock and (ii) time-based restricted stock awards for 30,000 shares of common stock (vesting over five years). The Company also agreed to grant performance-based restricted stock awards for an aggregate of 70,000 shares of common stock in five equal installments beginning in fiscal year 2013. The Company recorded an expense of approximately $1.1 million in the first quarter of fiscal year 2014 for the grant date fair value of the 50,000 shares of common stock.

A summary of activity for stock option and stock-awards is presented below.

Stock Options

A summary of option activity associated with employee compensation for the fiscal year ended July 31, 2014 is presented below.

	Shares	Weighted- Average Exercise Price
Outstanding on August 1, 2013	58,000	$4.03
Granted	—	—
Exercised	(58,000)	4.03
Forfeited/Expired	—

Outstanding on July 31, 2014	—	$—

No stock options were outstanding at July 31, 2014.

No options were granted in fiscal years 2014, 2013 and 2012.

The total intrinsic value of options exercised in fiscal years 2014, 2013 and 2012 was approximately $952,000, $1.6 million, and $629,000, respectively. The total fair value of shares vested was $0, $39,000 and $39,000 for the fiscal years ended 2014, 2013, and 2012, respectively.

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

At August 1, 2013 there were 154,758 non-vested performance shares outstanding. During fiscal year 2014 there were 192,344 Series 1 shares granted and there were 23,242 shares forfeited. These shares represented the maximum award subject to certain performance measures. There were 3,076 performance shares vested during fiscal year 2014. At July 31, 2014, there were 250,944 non-vested performance shares outstanding reflecting the maximum number of shares issuable under outstanding awards.

The fair value of the fiscal year 2014 award was measured on the grant dates on February 25, 2014 using the Company’s closing stock price of $14.88. Stock-based compensation on the award is recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending on July 31, 2016, based on the number of shares expected to vest at the end of the measurement period.

A summary of the performance based stock awards granted to certain executives as Series 1 awards in fiscal years 2013 and 2014 and Series 1 and Series 2 awards in fiscal years 2012 and 2011 is detailed below.

Date of Grant	Series Award	Maximum Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Actual or Expected Percentage of Vesting (2)	Shares Projected to Vest or Vested (2)
Fiscal Year 2014 Award
2/25/2014 (1)	Series 1	192,344	$14.88	07/31/2016	53%	102,737
Fiscal Year 2013 Award
12/4/2012 (1)	Series 1	58,600	$18.75	07/31/2015	0%	—

		250,944

Fiscal Year 2012 Award
2/27/2012	Series 1	300	$18.08	07/31/2014	10%	30
2/27/2012	Series 2	200	$18.08	07/31/2014	0%	—

		500				30

10/28/2011	Series 1	15,300	$15.30	07/31/2014	10%	1,380
10/28/2011	Series 2	10,200	$15.30	07/31/2014	0%	—

		25,500				1,380

10/11/2011 (1)	Series 1	28,150	$14.16	07/31/2014	10%	1,666
10/11/2011 (1)	Series 2	18,766	$14.16	07/31/2014	0%	—

		46,916				1,666

Total		72,916				3,076

(1)	Series 1 and Series 2 awards to J. Neal Butler were forfeited upon his termination of employment on July 10, 2013 and the table reflects that forfeiture. Shares forfeited included 59,217 shares granted in fiscal year 2013, 30,837 Series 1 and 20,558 Series 2 awards granted in fiscal year 2012, and 24,201 Series 1 and 16,134 Series 2 awards granted in fiscal year 2011.
(2)	For performance shares granted before 2013, the above table represents the actual percentage vesting and shares vested as of the end of the measurement period ended July 31, 2014. For the other performance share grants identified in the above table, the information set forth is the expected vesting percentage and the shares projected to vest.

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

The weighted-average grant-date fair value of performance share awards forfeited during the fiscal year 2014 was $17.54. The weighted-average grant-date fair value of performance share awards outstanding at August 1, 2013 and July 31, 2014 was $17.66 and $14.88, respectively.

The total fair value of performance shares vested during fiscal years 2014, 2013 and 2012 was approximately $45,000, $118,000, and $297,000, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the fiscal year ended July 31, 2014 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2013	—	$—
Granted (1)	79,126	18.67
Vested (2)	(29,026)	17.79
Forfeited	—	—

Non-vested on July 31, 2014	50,100	19.19

(1)	Includes number of shares granted to non-employee directors and to certain employees during fiscal year 2014. The director awards were granted for either a two or three month service period. The director awards were granted on August 27, 2013, December 17, 2013, February 25, 2014 and May 20, 2014 and vested once the service period was complete. Generally the employee awards vest on the respective employee’s work anniversary dates. The Company recognizes compensation expense related to the awards over the respective service period in accordance with GAAP.
(2)	Includes 27,526 shares granted to non-employee directors indicated above and 1,500 shares granted to employees.

The total fair value of shares vested during the fiscal year ended 2014, 2013 and 2012 was approximately $1,822,000, $542,000, and $545,000, respectively.

12. DISCONTINUED OPERATIONS

Discontinued operations reflected a loss before income taxes of $203,000 and $711,000 for fiscal years 2013 and 2012, respectively.

In fiscal year 2008, the Company discontinued operations of its herbicide product line that had comprised the agricultural chemical segment. The Company incurred costs of $121,000 and $599,000 in the fiscal years ended July 31, 2013 and 2012, respectively, for dismantling the herbicide facility and for medical and other expenses associated with an accident that occurred in fiscal year 2012 while the facility was being dismantled.

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

In the sale of the animal health business, $1.0 million of the price is restricted cash held in escrow. The escrowed amount is to be held pending final acceptance by the EPA of certain studies being performed at the request of the EPA on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to the Company once the EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if the EPA cancels the products to which the studies pertain before the funds are distributed to the Company.

Animal health net sales and income before income tax reported in discontinued operations were as follows for the fiscal year ended July 31. There were no such amounts for fiscal 2014:

	2013	2012
	(Amounts in thousands)
Revenue	$57	$5,643
Income (loss) before income taxes	(25)	(202)

13. SEGMENT INFORMATION

The Company has two reportable segments—electronic chemicals and wood treating chemicals. The electronic chemicals segment includes the ultra pure chemicals business acquired from OM Group on May 31, 2013.

	2014	2013	2012
	(Amounts in thousands)
Sales
Electronic chemicals	$253,754	$165,755	$159,451
Wood treating	99,514	97,185	113,034

Total sales for reportable segments	$353,268	$262,940	$272,485

Depreciation and amortization (1)
Electronic chemicals	$13,240	$7,416	$5,933
Wood treating	400	418	504
Other — general corporate	477	461	239

Total consolidated depreciation and amortization	$14,117	$8,295	$7,018

Segment income from operations (2)
Electronic chemicals	$14,089	$13,992	$13,392
Wood treating	8,390	10,522	15,622

Total segment income from operations	$22,479	$24,514	$29,014

(1)	Segment depreciation excludes depreciation for restructuring and realignment.
(2)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges.

Corporate overhead expenses allocated to segment income for the fiscal years ended July 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(Amounts in thousands)
Electronic chemicals	$8,751	$5,218	$5,354
Wood treating	4,458	4,461	4,406

Total corporate overhead expense allocation	$13,209	$9,679	$9,760

For fiscal years 2014, 2013 and 2012 sales to one customer represented approximately 15%, 20%, and 19%, respectively of the Company’s net sales, and sales to another customer represented approximately 13%, 16% and 12% of the Company’s net sales. No other customers accounted for 10% or more of the Company’s net sales.

A reconciliation of total segment to consolidated amounts as of July 31, 2014 and 2013, and for fiscal years 2014, 2013 and 2012 is set forth in the table below.

	2014	2013	2012
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$233,580	$244,015
Total assets for discontinued operations (1)	—	467
Other current assets	7,690	9,120
Other assets	9,588	8,413

Total assets	$250,858	$262,015

Sales:
Total sales for reportable segments	$353,268	$262,940	$272,485
Other (2)	138	371	215

Net sales	$353,406	$263,311	$272,700

Segment income from operations:
Total segment income from operations(3)	$22,479	$24,514	$29,014
Other corporate expense(3)	(7,652)	(7,334)	(3,577)
Restructuring and realignment charges	(10,876)	—	—

Operating income	3,951	17,180	25,437
Interest expense, net	(2,854)	(1,771)	(2,099)
Other expense, net	(831)	(208)	(269)

Income from continuing operations before income taxes	$266	$15,201	$23,069

Geographic Data

	2014	2013	2012
	(Amounts in thousands)
Net sales:
United States	$212,903	$200,184	$229,140
International	140,503	63,127	43,560

Net sales	$353,406	$263,311	$272,700

Property, plant and equipment, net:
United States	$49,776	$51,720
International	42,674	44,968

Property, plant and equipment, net	$92,450	$96,688

(1)	Reflects deferred tax assets as of July 31, 2013.
(2)	Primarily reflects income in connection with the sale of the animal health business. See Note 12.
(3)	Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public entity such as board compensation, audit expense, fees related to the listing of our stock and expenses incurred to pursue acquisition opportunities. The amounts presented for fiscal year 2012 include corporate overhead previously allocated to the animal health business. These amounts were not reallocated to the remaining segments.

14. RESTRUCTURING EVENTS

In October 2013, the Company announced that as part of global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group will be closed, and production shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company ceased production at the Fremont facility and completed site decommissioning prior to the end of fiscal year 2014. In November 2013, the Company announced that it will close a facility in Milan, Italy, and shift production to facilities in France and the United Kingdom. The Company will continue to operate the warehouse facility in Milan. The Company estimates that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014 and 2015, and that accelerated depreciation with respect to the closed facilities will be approximately $4.0 million over those two fiscal years.

At July 31, 2014, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee Costs	Decommissioning and Environmental	Other	Total
Charges	$2,631	$1,260	$34	$3,925
Payments	(698)	(438)	—	(1,136)
Adjustment	(45)	(12)	(7)	(64)

Accrued liability at July 31, 2014	$1,888	$810	$27	$2,725

Total accelerated depreciation for the fiscal year ended July 31, 2014 was $2.4 million.

15. SUBSEQUENT EVENTS

Realignment

The Company has announced a realignment of its hydrofluoric acid business. The Company will not renew the toll manufacturing agreement under which hydrofluoric acid products are produced for the Company by Chemtrade Logistics (“Chemtrade”) at its Bay Point, California facility (the agreement had formerly been with General Chemical). The Company will instead obtain its requirements for those products under supply agreements with other producers. Certain manufacturing equipment at the Bay Point facility had been acquired by the Company in 2007, when the electronic chemicals business of General Chemical was purchased. That equipment has been used for hydrofluoric acid production by Chemtrade. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The Company estimates that it will incur charges of $2.5 - $4.0 million for decontamination, decommissioning and dismantling, and $2.5 - $2.8 million for accelerated depreciation. Additionally, the Company is obligated to pay certain employee costs that it is unable to estimate at this time. In fiscal year 2014, the Company established an asset retirement obligation of $3.7 million for decontamination, decommissioning and dismantling at Bay Point and recorded depreciation expense of $1.0 million against that obligation, and the Company recognized $0.8 million of accelerated depreciation. In addition, the Company recognized an impairment charge in fiscal year 2014 of $2.7 million with respect to certain manufacturing equipment at Bay Point that is unrelated to hydrofluoric acid production. That equipment is no longer in service and will be disposed of.

Credit Agreement

The Company announced in its current report on Form 8-K filed on October 10, 2014 that it had entered into the New Credit Facility providing for a revolving loan facility of $150 million. The New Credit Facility replaced the Company’s prior credit agreement. The New Credit Facility was entered into with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The initial advance under the New Credit Facility was used to repay in full the $38.0 million then outstanding under its legacy revolving loan facility and the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and accordingly these notes were reclassified as long-term obligations as of July 31, 2014. See Note 7 for further discussion regarding the New Credit Facility. The Company incurred approximately $693,000 in fees and expenses related to the New Credit Facility. Additionally, the Company paid approximately $325,000 for a make-whole penalty for the early repayment of the note purchase agreement.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the fiscal years ended July 31, 2014 and 2013 exclude the effect of discontinued operations, except for net income amounts. See note 12 for further detail on discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2014
Net sales	$93,560	$84,253	$84,437	$91,156
Gross profit	25,567	25,190	24,765	27,977
Operating income/(loss)	3,055	(1,603)	2,914	(415)
Income/(loss) from continuing operations before income taxes	2,077	(2,384)	1,883	(1,310)
Net income /(loss)	1,352	(2,744)	1,226	(822)
Earnings/(loss) per share:
Income/(loss) per share from continuing operations
- basic	$0.12	$(0.24)	$0.11	$(0.07)
- diluted	0.12	(0.24)	0.11	(0.07)
Net income/(loss) per share
- basic	0.12	(0.24)	0.11	(0.07)
- diluted	0.12	(0.24)	0.11	(0.07)
Year Ended July 31, 2013
Net sales	$65,336	$56,959	$59,929	$81,087
Gross profit	20,088	15,721	16,333	24,328
Operating income	7,104	3,196	4,355	2,525
Income from continuing operations before income taxes	6,643	2,725	3,918	1,915
Net income	4,142	1,618	2,865	723
Earnings Per share:
Income per share from continuing operations
- basic	$0.36	$0.14	$0.25	$0.06
- diluted	0.36	0.14	0.25	0.06
Net income per share
- basic	0.36	0.14	0.25	0.06
- diluted	0.36	0.14	0.25	0.06

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2014.

Management’s assertion about the effectiveness of our internal control over financial reporting as of July 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fiscal quarter ended July 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 24, 2014 we were notified by Stella-Jones that effective immediately it was terminating the agreement we have to supply it with creosote. Stella-Jones claims it is entitled to repudiate the contract, because it believes that we will be unable to supply the contract volume in the future. However, we have informed Stella-Jones that that we will be able to supply the required quantity and that Stella-Jones has no right to terminate the agreement. We will pursue all options to have Stella-Jones live up to their contractual obligation and to reach an acceptable resolution, but no assurance can be given that such a resolution will be reached or that the termination of the agreement will not have a material adverse effect on the operations and financial performance of our wood treating chemicals business.

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The financial statements and financial statement schedules filed as part of this report in Item 8 are listed in the Index to Financial Statements contained in that item.

(b)	The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the company’s filed as Exhibit 3(i) to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

3.2	Amended and Restated Bylaws, amended and restated as of October 23, 2014.

3.3	Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, incorporated in this report.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.2*	1996 Stock Option Plan filed as Exhibit 10.4 to the company’s Form 10-QSB12G filed December 6, 1996, incorporated in this report.

10.4*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the company’s 2003 report on Form 10-K filed October 23, 2003, incorporated in this report.

10.6*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the company’s 2001 report on Form 10-K filed October 24, 2001, incorporated in this report.

10.7*	2004 Long-Term Incentive Compensation Plan filed as Exhibit 10.21 to the company’s report on Form 10-Q filed December 15, 2004, incorporated in this report.

10.8*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the company’s report on Form 8-K filed September 7, 2005.

10.9*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the company’s report on Form 8-K filed September 7, 2005.

10.10†	Sales Agreement with Koppers, Inc. dated May 8, 2007, filed as Exhibit 10.34 to the company’s report on Form 10-Q filed June 5, 2007.

10.11	Amended and Restated Credit Agreement with Wachovia Bank, National Association dated December 31, 2007 initially filed as Exhibit 10.39 to the company’s report on Form 8-K filed January 7, 2008, and re-filed on March 12, 2010 to the company’s report on Form 10-Q, and incorporated herein by this reference.

10.12	Note Purchase Agreement with The Prudential Insurance Company of America dated December 31, 2007 filed as Exhibit 10.40 to the company’s report on Form 8-K filed January 7, 2008, and incorporated herein by this reference.

10.13†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the company’s report on Form 10-Q filed March 17, 2008, and incorporated herein.

10.14*	Executive Severance Plan dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the company’s report on Form 8-K filed October 13, 2008, and incorporated herein by this reference.

10.15	First Amendment to Amended and Restated Credit Agreement and Amended Pledge Agreement with Wachovia Bank, National Association dated effective January 30, 2009 filed as Exhibit 10.43, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.16	Amendment No. 1 to Note Purchase Agreement with The Prudential Insurance Company of America dated effective January 30, 2009 filed as Exhibit 10.44, to the company’s report on Form 10-Q filed on March 12, 2009, and incorporated herein by this reference.

10.17†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the company’s report on Form 8-K filed May 13, 2009, incorporated herein by this reference.

10.18*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the company’s report on Form 10-K filed October 14, 2009 and incorporated herein by this reference.

10.19	Second Amendment to Amended and Restated Credit Agreement with Wachovia Bank, National Association dated March 18, 2010 filed as Exhibit 10.47, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.20	Amendment No. 2 to Note Purchase Agreement and Limited Consent with The Prudential Insurance Company of America dated March 18, 2010 filed as Exhibit 10.48, to the company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by this reference.

10.21	Third Amendment to Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, Bank of America, N.A., The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 23, 2011 filed as Exhibit 10.49, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

10.22	Amendment No. 3 to Note Purchase Agreement and limited consent with The Prudential Insurance Company of America, and Pruco Life Insurance Company dated November 23, 2011 filed as Exhibit 10.50, to the company’s report on Form 8-K filed on November 23, 2011, and incorporated herein by this reference.

10.23	Fourth Amendment to Amended and Restated Credit Agreement dated April 26, 2013 filed as Exhibit 10.23 to the company’s report on Form 8-K filed on April 29, 2013.

10.24	Amendment No. 4 Note Purchase Agreement dated April 26, 2013 filed as Exhibit 10.24 to the company’s report on Form 8-K filed on April 29, 2013.

10.25	Fifth Amendment to Amended and Restated Credit Agreement dated May 31, 2013 filed as Exhibit 10.25 to the company’s report on Form 8-K filed on June 3, 2013.

10.26	Amendment No. 5 Note Purchase Agreement dated May 31, 2013 filed as Exhibit 10.26 to the company’s report on Form 8-K filed on June 3, 2013.

10.27	Purchase Agreement between OM Group, Inc., OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals Ltd, KMG Electronic Chemicals, Ltd, KMG Electronic Chemicals Pte. LTD., KMG Electronic Chemicals, Inc. and KMG Chemicals. Inc. dated April 28, 2013 filed as Exhibit 10.27 to the Company’s report on Form 10-Q filed on June 10, 2013.

10.28	Share Purchase Agreement between OM Group, Inc., OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals SAS and KMG Chemicals, Inc. dated April 28, 2013 filed as Exhibit 10.28 to the Company’s report on Form 10-Q filed on June 10, 2013.

10.29*	Interim CEO Agreement with Mr. Fraser filed as Exhibit 10.29 to the Company’s report on Form 8-K filed on July 2, 2013.

10.30	Letter Agreement with Mr. Butler filed as Exhibit 10.30 to the Company’s report on Form 8-K filed on July 17, 2013.

10.31*	Employment Agreement with Mr. Fraser dated September 24, 2013 filed as Exhibit 10.31 to the Company’s report on Form 8-K filed on September 26, 2013.

10.32	Form of the Indemnification Agreement filed as Exhibit 10.32 to the Company’s report on Form 8-K filed on March 3, 2014, and incorporated herein by this reference.

10.33	Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. dated October 9, 2014 initially filed as Exhibit 10.33 to the Company’s report on Form 8-K filed October 10, 2014, and incorporated herein by this reference.

21.1	Subsidiaries of the company.

23.1	Consent of KPMG LLP.

31	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

32	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Schema Document

101.CAL^	XBRL Calculation Linkbase Document

101.DEF^	XBRL Definition Linkbase Document

101.LAB^	XBRL Label Linkbase Document

101.PRE^	XBRL Presentation Linkbase Document

(c)	Schedule II-Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

KMG Chemicals, Inc.

Schedule II — Valuation and Qualifying Accounts

Fiscal years ended July 31, 2014, 2013 and 2012

Description	Balance at beginning of period	Charged to costs and expenses	Additions/ Deductions	Balance at end of period
Year ended July 31, 2014:
Allowance for doubtful accounts	$224,000	$108,000	$(60,000)	$272,000
Inventory obsolescence	180,000	221,000	(111,000)	290,000
Valuation allowance on deferred tax assets	—	1,725,000	—	1,725,000
Year ended July 31, 2013:
Allowance for doubtful accounts	$16,000	$208,000	$—	$224,000
Inventory obsolescence	493,000	107,000	(420,000)	180,000
Valuation allowance on deferred tax assets	—	—	—	—
Year ended July 31, 2012:
Allowance for doubtful accounts	$414,000	$—	$(398,000)	$16,000
Inventory obsolescence	333,000	272,000	(112,000)	493,000
Valuation allowance on deferred tax assets	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ Christopher T. Fraser	Date: October 28, 2014
Christopher T. Fraser President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Malinda G. Passmore	Date: October 28, 2014
Malinda G. Passmore, Vice President and Chief Financial Officer

By:	/s/ Marcelino Rodriguez	Date: October 28, 2014
Marcelino Rodriguez, Controller and Chief Accounting Officer

By:	/s/ James F. Gentilcore	Date: October 28, 2014
James F. Gentilcore, Director

By:	/s/ Gerald G. Ermentrout	Date: October 28, 2014
Gerald G. Ermentrout, Director

By:	/s/ George W. Gilman	Date: October 28, 2014
George W. Gilman, Director

By:	/s/ John C. Hunter, III	Date: October 28, 2014
John C. Hunter, III, Director

By:	/s/ Fred C. Leonard	Date: October 28 2014
Fred C. Leonard III, Director

By:	/s/ Stephen A. Thorington	Date: October 28, 2014
Stephen A. Thorington, Director

By:	/s/ Karen A. Twitchell	Date: October 28, 2014
Karen A. Twitchell, Director