Form 10-Q
period 2014-10-31
KMG CHEMICALS INC
filed 2014-12-10
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of December 8, 2014, there were 11,664,930 shares of the registrant’s common stock outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	October 31,	July 31,
	2014	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,731	$19,252
Accounts receivable
Trade, net of allowances of $270 at October 31, 2014 and $272 at July 31, 2014	41,768	40,176
Other	2,245	1,904
Inventories, net	45,143	45,268
Current deferred tax assets	1,485	1,577
Prepaid expenses and other	2,946	3,476
Total current assets	113,318	111,653
Property, plant and equipment, net	88,524	92,450
Deferred tax assets	442	442
Goodwill	12,235	12,595
Intangible assets, net	27,416	28,353
Restricted cash	1,000	1,000
Other assets, net	4,976	4,365
Total assets	$247,911	$250,858
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$40,321	$36,690
Accrued liabilities	17,128	16,986
Employee incentive accrual	5,972	4,575
Total current liabilities	63,421	58,251
Long-term debt, net of current maturities	56,000	60,000
Deferred tax liabilities	8,570	9,881
Other long-term liabilities	2,425	2,520
Total liabilities	130,416	130,652
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,659,001 shares issued and outstanding at October 31, 2014 and 11,649,001 shares issued and outstanding at July 31, 2014	116	116
Additional paid-in capital	29,314	28,886
Accumulated other comprehensive income (loss)	(3,329)	645
Retained earnings	91,394	90,559
Total stockholders’ equity	117,495	120,206
Total liabilities and stockholders’ equity	$247,911	$250,858

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended
	October 31,
	2014	2013
Net sales	$90,779	$93,560
Cost of sales	63,188	67,993
Gross profit	27,591	25,567
Distribution expenses	12,999	12,112
Selling, general and administrative expenses	9,200	10,400
Restructuring charges	577	—
Realignment charges	1,996	—
Operating income	2,819	3,055
Other income (expense)
Interest expense, net	(803)	(663)
Other, net	(28)	(315)
Total other expense, net	(831)	(978)
Income before income taxes	1,988	2,077
Provision for income taxes	(803)	(725)
Net income	$1,185	$1,352
Earnings per share
Net income per common share basic	$0.10	$0.12
Net income per common share diluted	$0.10	$0.12
Weighted average shares outstanding
Basic	11,658	11,575
Diluted	11,696	11,610

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2014	2013
Net income	$1,185	$1,352
Other comprehensive income
Foreign currency translation income (loss)	(3,974)	2,140
Total other comprehensive income (loss)	(3,974)	2,140
Total comprehensive income (loss)	$(2,789)	$3,492

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2014	2013
Cash flows from operating activities
Net income	$1,185	$1,352
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,430	3,464
Depreciation related to restructuring and realignment	2,589	—
Amortization of loan costs included in interest expense	27	15
Stock-based compensation expense	436	1,243
Bad debt expense	—	111
Allowance for excess and obsolete inventory	221	(41)
(Gain)/loss on disposal of property	(2)	4
Deferred income taxes	(1,141)	(820)
Tax benefit from stock-based awards	(9)	(217)
Changes in operating assets and liabilities
Accounts receivable — trade	(2,398)	(1,182)
Accounts receivable — other	(373)	999
Inventories	(826)	4,890
Other current and noncurrent assets	(139)	1,910
Accounts payable	4,486	(9,806)
Accrued liabilities and other	2,099	2,068
Net cash provided by operating activities	9,585	3,990
Cash flows from investing activities
Additions to property, plant and equipment	(4,184)	(2,665)
Disposals of property, plant and equipment	10	—
Net cash used in investing activities	(4,174)	(2,665)
Cash flows from financing activities
Net payments under revolving credit agreement	(43,100)	(2,000)
Principal payments on term loan	(20,000)	—
Borrowings under new credit facility	59,100	—
Tax benefit from stock-based awards	9	217
Payment of dividends	(349)	(347)
Net cash used in financing activities	(4,340)	(2,130)
Effect of exchange rate changes on cash	(592)	266
Net increase (decrease) in cash and cash equivalents	479	(539)
Cash and cash equivalents at beginning of period	19,252	13,949
Cash and cash equivalents at end of period	$19,731	$13,410
Supplemental disclosures of cash flow information
Cash paid for interest	$757	$669
Cash paid for income taxes	$1,149	$160
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$960	$815

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet as of July 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

These condensed consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 38,000 and 35,000 dilutive shares related to stock-based awards for the three months ended October 31, 2014 and 2013, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if including them would be anti-dilutive. There were no such potentially dilutive securities that were not included for the three months ended October 31, 2014. There were 12,065 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three months ended October 31, 2013.

3. Inventories

Inventories are summarized in the following table (in thousands):

	October 31,	July 31,
	2014	2014
Raw materials	$8,553	$7,914
Work in process	1,371	1,508
Supplies	1,744	1,793
Finished products	33,750	34,343
Less: reserve for inventory obsolescence	(275)	(290)
Inventories, net	$45,143	$45,268

4. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31,	July 31,
	2014	2014
Land	$14,917	$15,763
Buildings and improvements	42,343	42,664
Equipment	78,914	77,557
Leasehold improvements	177	143
	136,351	136,127
Less: accumulated depreciation and amortization	(57,851)	(52,972)
	78,500	83,155
Construction-in-progress	10,024	9,295
Property, plant and equipment, net	$88,524	$92,450

5. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2014. The Company recognized stock-based compensation costs of approximately $436,000 and $1.2 million for the three months ended October 31, 2014 and 2013, respectively. The Company also recognized the related tax benefits of $161,000 and $436,000 for the three months ended October 31, 2014 and 2013, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of October 31, 2014, the unrecognized compensation costs related to stock-based awards was approximately $1.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

The Company did not grant any stock options during the three months ended October 31, 2014 and 2013. There were no stock options outstanding as of July 31, 2014. There were 33,000 options exercised in the three months ended October 31, 2013, with an intrinsic value of $625,000.

Performance Shares

On August 1, 2014, there were 250,944 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. No performance share awards vested during the three months ended October 31, 2014. As of October 31, 2014, the non-vested performance-based stock awards consisted of Series 1 awards granted to certain executives and employees in fiscal years 2014 and 2013 as summarized below reflecting the target number of shares under the awards.

		Target			Expected
	Series	Award	Grant Date	Measurement	Percentage of	Shares Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2014 Awards
2/25/2014	Series 1	127,315	$14.88	07/31/2016
	Forfeitures(2)	(3,686)
Total		123,629			80%	98,903
Fiscal Year 2013 Awards
12/04/2012	Series 1	141,059	$18.75	07/31/2015
	Forfeitures(2)	(85,209)
Total		55,850			0%	—

(1)	The percentage vesting for performance share awards is currently estimated at 80.0% and 0.0% of the target award for the fiscal year 2014 and 2013 awards, respectively.
(2)	Forfeitures include certain Series 1 awards that were granted in fiscal years 2014 and 2013 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2014 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s earnings per share. For the fiscal year 2013 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through October 31, 2014, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2014 awards, shares vested may increase to a maximum of 150.0% of the target award on achievement of maximum performance objectives. For the fiscal year 2013 awards, the target award is equal to the maximum award.

Series 3:  The table does not include certain performance-based awards to be granted to Christopher T. Fraser according to his employment agreement as of September 24, 2013. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having performance requirement related to debt payments during fiscal year 2015, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1, 2014 and ending July 31, 2015. As of October 31, 2014, the Series 3 awards to Mr. Fraser are expected to vest at 100%.

The weighted-average grant-date fair value of performance awards outstanding was $15.10 and $14.88 at October 31, 2014 and August 1, 2014, respectively.

The weighted-average grant-date fair value of the performance-based awards granted during the three months ended October 31, 2014 and 2013 was $16.65 and $14.88, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the three months ended October 31, 2014 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2014	50,100	$19.19
Granted (1)	7,929	17.23
Vested(2)	(11,929)	19.90
Non-vested on October 31, 2014	46,100	18.67

(1)

Includes 2,000 shares granted to certain executives and employees which generally vest over one or two year service periods from the grant date or commencement of their employment, and 5,929 shares granted to non-employee directors on October 31, 2014 for service for the three months ended October 31, 2014.

(2)

Includes 5,929 shares granted to non-employee directors on October 31, 2014, for service for the three months ended October 31, 2014. The shares vest on the date of grant and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP.  Includes 6,000 shares granted to Christopher T. Fraser that vested on September 24, 2014.

The total fair value of shares vested during the three months ended October 31, 2014 and 2013 was approximately $237,000 and $1.3 million, respectively.  The amount for fiscal year 2013 includes $1.1 million for shares granted to Mr. Fraser upon becoming President and CEO.

The weighted-average grant-date fair value of awards forfeited during the three months ended October 31, 2014 and 2013 was $14.88 and $17.10, respectively.

6. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	October 31, 2014
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(632)	$9	$1,581
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(69)	—	48
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(2,764)	347	11,683
Total intangible assets subject to amortization	13.1	$16,421	$(3,465)	$356	13,312
Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765
Total intangible assets not subject to amortization					14,104
Total intangible assets, net					$27,416

	Number of Years	July 31, 2014
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(559)	$79	$1,724
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(67)	—	50
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(2,426)	801	12,475
Total intangible assets subject to amortization	13.1	$16,421	$(3,052)	$880	14,249
Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765
Total intangible assets not subject to amortization					14,104
Total intangible assets, net					$28,353

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $414,000 and $487,000 for the three month periods ended October 31, 2014 and 2013, respectively.

7. Dividends

Dividends of approximately $349,000 ($0.03 per share) and $347,000 ($0.03 per share) were declared and paid in the first quarter of fiscal years 2015 and 2014, respectively.

8. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals.

	Three Months Ended
	October 31,
	2014	2013
	(Amounts in thousands)
Sales
Electronic chemicals	$66,323	$64,452
Wood treating chemicals	24,427	29,064
Total sales for reportable segments	$90,750	$93,516
Depreciation and amortization
Electronic chemicals	$3,202	$3,247
Wood treating chemicals	96	98
Other	132	119
Total consolidated depreciation and amortization	$3,430	$3,464
Segment income from operations (1)
Electronic chemicals	$4,121	$3,338
Wood treating chemicals	2,585	2,505
Total segment income from operations	$6,706	$5,843

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended
	October 31,
	2014	2013
	(Amounts in thousands)
Electronic chemicals	$2,391	$1,973
Wood treating chemicals	934	1,060
Total corporate overhead expense allocation	$3,325	$3,033

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended
	October 31,
	2014	2013
	(Amounts in thousands)
Sales
Total sales for reportable segments	$90,750	$93,516
Other	29	44
Net sales	$90,779	$93,560
Segment income from operations
Total segment income from operations	$6,706	$5,843
Other corporate expense (1)	(1,314)	(2,788)
Restructuring and realignment charges	(2,573)	—
Operating income	2,819	3,055
Interest expense, net	(803)	(663)
Other expense, net	(28)	(315)
Income from continuing operations before income taxes	$1,988	$2,077

(1)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public company, such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities.

9. Long-Term Debt

The Company’s debt as of October 31, 2014 and July 31, 2014 consisted of the following:

	October 31,	July 31,
	2014	2014
	(Amounts in thousands)
Senior secured debt:
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$—	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.0% at July 31, 2014	—	40,000
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.125 % at October 31, 2014	56,000	—
Total debt	56,000	60,000
Current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$56,000	$60,000

On October 9, 2014, the Company refinanced its existing revolving loan facility and entered into a new credit facility (the “New Credit Facility”). The New Credit Facility is now with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A. Prior to that refinancing, the Company’s indebtedness included a revolving loan facility and a note purchase agreement. The amount outstanding on the prior revolving loan facility was $40.0 million at July 31, 2014. Advances under the prior revolving loan bore interest at 2.155% as of July 31, 2014. The note purchase agreement was for $20.0 million. Advances under the note purchase agreement bore interest at 7.43% per annum.

The initial advance under the New Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under the Company’s note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and the Company refinanced $38.0 million then outstanding under its existing revolving loan facility. The Company incurred approximately $693,000 in fees and expenses related to the New Credit Facility. Additionally, the Company paid $288,000 for a make-whole charge for the early repayment of the note purchase agreement.

The New Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The amount available under the New Credit Facility at October 31, 2014 was limited, however, by a loan covenant restriction related to the ratio of funded debt to EBITDA. Taking that restriction into account, at October 31, 2014 the Company could draw approximately an additional $47.7 million on its revolving loan. The maturity date for the New Credit Facility is October 9, 2019.

The revolving loan bears interest at a varying rate of LIBOR plus a margin based on our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.00 to 1.0	1.875%
Equal to or greater than 2.75 to 1.0, but less than 3.00 to 1.0	1.625%
Equal to or greater than 2.50 to 1.0, but less than 2.75 to 1.0	1.500%
Equal to or greater than 2.25 to 1.0, but less than 2.50 to 1.0	1.375%
Equal to or greater than 2.00 to 1.0, but less than 2.25 to 1.0	1.250%
Equal to or greater than 1.50 to 1.0, but less than 2.00 to 1.0	1.125%
Less than 1.50 to 1.0	1.000%

Advances under the revolving loan bear interest at 1.28% as of October 31, 2014. The Company will also incur an unused commitment fee on the unused amount of commitments under the New Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the New Credit Facility are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The New Credit Facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0.

10. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three month period ended October 31, 2014 is 40.4%, primarily due to the valuation allowances recorded during the first quarter of fiscal year 2015 against the Company’s current operating losses for its Italian subsidiary, as a result of the restructuring of those operations. Excluding the Italian results and discrete benefits, the estimated annual effective tax rate on ordinary income is 33.7% for the three month period ended October 31, 2014. For the three month period ended October 31, 2013, the overall effective rate was 34.9%. In addition, the Company recognized $124,000 of discrete items net benefits in the three months ended October 31, 2014.

11. Litigation and Other Contingencies

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.2 million, including interest and penalties through October 31, 2014 (at an exchange rate of 1.261 $/€). The Company had a liability for an uncertain tax position for items in the amount of $115,000 and $326,000 as of October 31, 2014 and July 31, 2014, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through October 31, 2014, is €791,000 (or approximately $998,000 at an exchange rate of 1.261 $/€). The Provincial Tax Court issued a ruling on October 13, 2014 agreeing with the Company’s position in the income tax assessment case. That ruling is subject to appeal by the taxing authority. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

The EPA has listed the Star Lake Canal Superfund Site in Port Neches and Groves, Texas on the National Priorities List. In 2005, the EPA and certain potentially responsible parties entered an administrative order on consent which required the implementation of a remedial investigation and feasibility study. We understand that these studies were completed by mid-2012. EPA prepared a Record of Decision, selecting a remedy of excavation and disposal of soil and/or sediment, containment with soil, clay and/or armor caps and monitored natural recovery. In 2002, the Company had received a letter from the EPA addressed to Idacon, Inc. (f/k/a Sonford Chemical Company) notifying Idacon of potential liability under CERCLA in connection with this site, and Idacon sold substantially all of its assets to one of our subsidiaries in 1988. In October 2014, the Company’s subsidiary, KMG-Bernuth, received a letter from EPA notifying it of potential liability under CERCLA, and inviting it to enter into negotiations to pay for or perform the selected remedy. The Company is in the process of meeting with EPA and other parties to assess any potential liability. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party.

On October 24, 2014, we were notified by Stella-Jones Corporation that effective immediately it was terminating the agreement we had to supply it with creosote. Stella-Jones claimed it was entitled to repudiate the contract because it believed that we would be unable to supply the contract volume in the future. We had informed Stella-Jones that that we would be able to supply the required quantity and that it had no right to terminate the agreement. Because Stella-Jones did not retract its termination of the agreement, we have accepted their termination as final. Nevertheless, Stella-Jones has continued to purchase creosote from us on a spot basis after the termination of the agreement. We will pursue any and all remedies available to us but no assurance can be given that the termination of the agreement will not have a material adverse effect on the operations and financial performance of our wood treating chemicals business.

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

12. Restructuring and Realignment Events

As part of global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group has been closed, and production has been shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company has announced that it will close a facility in Milan, Italy, and shift production to facilities in France and the United Kingdom. The Company will continue to operate a warehouse facility in Milan. The Company estimates that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014 and 2015, and that accelerated depreciation with respect to the closed facilities will be approximately $4.0 million over those two fiscal years.

At October 31, 2014, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2014	$1,888	$810	$27	$2,725
Charges	—	—	—	—
Payments	—	(435)	—	(435)
Adjustment	(120)	(79)	(2)	(201)
Accrued liability at October 31, 2014	$1,768	$296	$25	$2,089

Total accelerated depreciation related to the closure of the Fremont and Milan facilities for the three months ended October 31, 2014 and 2013 was approximately $631,000 and $0, respectively.

In October 2014, the Company announced a realignment of its hydrofluoric acid business. The Company will not renew the toll manufacturing agreement under which hydrofluoric acid products are produced for the Company by Chemtrade Logistics (“Chemtrade”) at its Bay Point, California facility (the agreement had formerly been with General Chemical). Certain manufacturing equipment at the Bay Point facility had been acquired by the Company in 2007, when the electronic chemicals business of General Chemical was purchased. That equipment has been used for hydrofluoric acid production by Chemtrade. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The Company estimates that it will incur charges of $2.5 - $4.0 million for decontamination, decommissioning and dismantling, and $2.5 - $2.8 million for accelerated depreciation. Additionally, the Company is obligated to pay certain employee costs that the Company estimates at $0.75 million. In addition, during the first quarter of fiscal year 2015 the Company recorded $1.9 million of accelerated depreciation.

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

Restructuring and Realignment

As part of global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. and production has been shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We have announced that we will close a facility in Milan, Italy, and shift production to our facilities in France and the United Kingdom. We will continue to operate a warehouse facility in Milan. We have begun decommissioning certain manufacturing equipment in Milan, and have started to transition products from there to other sites in Europe. Overall, the consolidation of our global operations remains on schedule. Total costs related to restructuring accrued for the three months ended October 31, 2014 was approximately $577,000. See Note 12 to the financial statements included in this report. We estimate that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014 and 2015, and that accelerated depreciation with respect to the closed facilities will be approximately $4.0 million over those two fiscal years.

In October, 2014, we announced a realignment of our hydrofluoric acid business, and we will not renew the toll manufacturing agreement with Chemtrade. Under the toll manufacturing agreement with Chemtrade, we are to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of our manufacturing equipment at the site. Operations are expected to cease by March 2015. We estimate that we will incur realignment charges of $2.5-$4.0 million for decontamination, decommissioning and dismantling, and $2.5-$2.8 million for accelerated depreciation. Additionally, we are obligated to pay certain employee costs that we estimate at $0.75 million. In addition, we recorded $1.9 million of accelerated depreciation on manufacturing equipment during the first quarter of fiscal year 2015. See Note 12 to the financial statements included in this report.

Results of Operations

Three Month Period Ended October 31, 2014 compared with the Three Month Period Ended October 31, 2013

Segment Net Sales

Segment data is presented for our two reportable segments for the three month periods ended October 31, 2014 and 2013. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended
	October 31,
	2014	2013
	(Amounts in thousands)
Sales
Electronic chemicals	$66,323	$64,452
Wood treating chemicals	24,427	29,064
Total sales for reportable segments	$90,750	$93,516

Net Sales

Net sales for reportable segments decreased $2.8 million, or 3.0%, to $90.8 million in the first quarter of fiscal year 2015 from $93.5 million for the same period of the prior year. The decrease in net sales was primarily due to a decrease in volume of creosote sales.

In the first quarter of fiscal year 2015, the electronic chemicals segment had net sales of $66.3 million, an increase of $1.9 million, or 2.9%, as compared to $64.5 million for the prior year period. Net sales in the first quarter of fiscal year 2015 increased over the prior year period primarily because of strong demand and increased volume in North America and Asia.

Net sales of wood treating chemicals decreased $4.6 million, or 16.0%, to $24.4 million in the first quarter of fiscal year 2015 as compared to $29.1 million for the prior year period. There has been a reduction in overall demand for creosote as customers continue to pre-treat railroad ties with borate. This practice has the effect of reducing the amount of creosote used to treat the tie, and Class I railroads intend to continue purchasing a portion of their ties with the borate treatment. In addition, we experienced supply disruptions or shipment delays by creosote producers in the first quarter of fiscal year 2015 and suffered from competition with a former creosote supplier at customers who treat utility poles with creosote.

Gross Profit

Gross profit increased by $2.0 million, or 7.9%, to $27.6 million in the first quarter of fiscal year 2015 from $25.6 million in the same quarter of the prior year. The increase in aggregate gross profit for the quarterly comparison was due to increased gross profit in electronic chemicals in North America, in part due to reduced manufacturing expenses as a result of our consolidation of the Freemont facility. Gross profit as a percentage of sales improved to 30.4% in the first quarter of fiscal year 2015 from 27.3% in the first quarter of fiscal year 2014.

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

Distribution Expenses

Distribution expenses were up by $887,000 in the first quarter of fiscal year 2015 to $13.0 million from $12.1 million in the prior year period, a 7.3% increase. Distribution expenses were approximately 14.3% and 12.9% of net sales for the first quarter of fiscal years 2015 and 2014, respectively. Distribution expense is heavily concentrated in our electronic chemicals business, and the increase in the quarterly comparison for that expense in fiscal year 2015 is primarily driven by greater volume shipments in the segment, carrier availability and increased inventory to meet customer demand in North America.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $1.2 million, or 11.5%, to $9.2 million in the first quarter of fiscal year 2015 from $10.4 million in the same quarter of fiscal year 2014. Those expenses were 10.1% and 11.1% of net sales in the first quarter of fiscal years 2015 and 2014, respectively. The decrease is primarily the result of $1.3 million of CEO transition costs we incurred in the first quarter of fiscal year 2014.

Segment Income from Operations

In the first quarter of fiscal year 2015, operating income in the electronic chemicals segment was $4.1 million, an increase of $0.8 million, or 24.2%, as compared to $3.3 million for the prior year period. The improvement in the quarterly comparison was primarily due to strong demand and increased sales in North America and Asia, partially offset by weakness in Europe.

In our wood treating chemicals segment, operating income increased approximately $0.1 million, or 3.2%, to $2.6 million in the first quarter of fiscal year 2015 as compared to $2.5 million for the prior year period. Operating income in wood treating chemicals increased in the first quarter of fiscal year 2015 due to lower supply chain costs and a more favorable product mix.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue potential acquisition opportunities. See Note 8 to the financial statements included in this report. For the three months ended October 31, 2014, other corporate expense was $1.3 million, including $410,000 for professional services and $436,000 for stock based compensation. For the three months ended October 31, 2013, other corporate expense was $2.8 million, including $1.3 million in CEO transition costs in the first quarter of fiscal year 2014.

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

In the first quarter of fiscal year 2015 adjusted EBITDA, which excludes the effect of acquisition-related restructuring, the realignment of the hydrofluoric acid business, integration and CEO transition expenses, was $8.8 million, an increase of $0.8 million, or 10%, as compared to $8.0 million in the first quarter of fiscal year 2014. The improvement in the first quarter of fiscal 2015 adjusted EBITDA came from higher volumes in our electronic chemicals business in North America and synergies from the restructuring of our North American electronic chemicals operations. The Company incurred higher depreciation in the first quarter of fiscal year 2015 as compared to the prior year because of the realignment of our hydrofluoric acid business, though offset by integration and CEO transition expenses in the first quarter of fiscal year 2014.

In the first quarter of fiscal year 2015 adjusted earnings per share was $0.24, compared to $0.22 in the first quarter of fiscal year 2014. The increase in the first quarter of fiscal 2015 in adjusted earnings per share primarily reflects improved results from our electronic chemicals business in North America.

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

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other nonrecurring items. Adjusted EBITDA is a primary measurement of cash flows from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent U.S. GAAP definitions of cash flow from operations or net income. Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other nonrecurring items, while diluted adjusted earnings per share is adjusted net income divided by diluted shares outstanding.

Adjusted EBITDA, adjusted net income and diluted adjusted earnings per share should be viewed as supplements to, and not substitutes for, U.S. GAAP measures of performance

The table below provides a reconciliation of operating income to adjusted EBITDA.

	Three Months Ended
	October 31,
	2014	2013
	(Amounts in thousands)
Operating Income	$2,819	$3,055
Other income (expense)	(28)	(315)
Depreciation and amortization	6,019	3,464
EBITDA	8,810	6,204
Integration expenses	—	500
CEO transition costs	—	1,280
Restructuring and realignment charges, excluding accelerated depreciation and amortization	(16)	—
Adjusted EBITDA	$8,794	$7,984

The table below provides a reconciliation of net income/(loss) to adjusted net income and diluted adjusted earnings per share.

	Three Months Ended
	October 31,
	2014	2013
	(Amounts in thousands)
Net income	$1,185	$1,352
Items impacting pre-tax income, net of tax:
Restructuring and realignment charges	1,672
Acquisition and integration expenses	—	326
CEO transition costs	—	833
Adjusted net income including discontinued operations	$2,857	$2,511
Diluted adjusted earnings per share	$0.24	$0.22
Weighted average diluted shares outstanding	11,696	11,610

Interest Expense, net

Interest expense was $803,000 and $663,000 in the first quarter of fiscal years 2015 and 2014, respectively. Although the interest rate declined and the amount outstanding on our outstanding indebtedness was lower in the first quarter of fiscal year 2015 as compared with the prior year quarter, interest expense increased in the current period because we incurred a $288,000 make-whole charge for early repayment of the note purchase agreement in connection with the refinancing of our credit facility on October 9, 2014.

Income Taxes

The overall effective income tax rate for the three month period ended October 31, 2014 was 40.4%, primarily due to restructuring charges and operational results in Italy for which we will not be able to realize a tax benefit. With the consolidation of our European manufacturing facilities, we expect that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. Excluding the Italian results and discrete benefits, the estimated annual effective tax rate on ordinary income was 33.7% for the three months ended October 31, 2014. The overall effective rate for continuing operations was 34.9% for the three months ended October 31, 2013.

Liquidity and Capital Resources

Cash Flows

For the three months ended October 31, 2014, operating cash flows were favorably impacted by an increase in accounts payable and accrued liabilities of $6.6 million in part due to increased inventories in our electronic chemicals business in North America. During the prior year period, accounts payable and accrued liabilities decreased by $7.7 million primarily due to the timing of payments for creosote purchases in our wood treating chemicals business. Operating cash flows for the three month period ended October 31, 2014 were negatively impacted by an increase of $2.4 million in accounts receivable primarily in our electronic chemicals business. Net borrowings decreased by $4.0 million because of payments on our revolving line of credit.

Working Capital

On October 9, 2014, we entered into a new amended and restated credit agreement (the “New Credit Facility”) under which we have a revolving line of credit of $150 million. At October 31, 2014, we had $56.0 million outstanding under the revolving facility, and an additional $3.2 million was reserved for outstanding letters of credit, with up to an additional $90.8 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation (“EBITDA”), and at October 31, 2014, that limitation restricted our additional borrowing capacity to $47.7 million.

The initial advance under the New Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and to pay the $38.0 million then outstanding on our prior revolving loan facility. Management believes that the New Credit Facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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

Ratio of Funded Debt to EBITDA	Margin
Equal to or greater than 3.00 to 1.0	1.875%
Equal to or greater than 2.75 to 1.0, but less than 3.00 to 1.0	1.625%
Equal to or greater than 2.50 to 1.0, but less than 2.75 to 1.0	1.500%
Equal to or greater than 2.25 to 1.0, but less than 2.50 to 1.0	1.375%
Equal to or greater than 2.00 to 1.0, but less than 2.25 to 1.0	1.250%
Equal to or greater than 1.50 to 1.0, but less than 2.00 to 1.0	1.125%
Less than 1.50 to 1.0	1.000%

Advances under the revolving loan bear interest at 1.28% as of October 31, 2014. At July 31, 2014, advances under the revolving loan under our old credit agreement bore interest at 2.155%. At October 31, 2014, $56.0 million was outstanding on the revolving loan under the New Credit Facility, and an additional $3.2 million was reserved for outstanding letters of credit.

Loans under the New Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On October 31, 2014, we were in compliance with all of our debt covenants.

Subsequent Events

In 2012, we sold certain assets of our animal health business to Bayer Healthcare, LLC. We retained the real estate and building at our facility in Elwood, Kansas, and that facility was leased to Ritepack, Inc. with an option to purchase the facility. On November 26, 2014, Ritepack, Inc. exercised its option to purchase the facility for a purchase price of $2,463,000. The purchase price will be financed over a six year period with quarterly payments of accrued interest only over the first year and then quarterly payments of (i) accrued interest plus (ii) principal in the amount of $123,150 thereafter. The purchase of the facility is expected to close by March 2015.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

—	the loss or significant reduction in business from primary customers;
—	the loss of key suppliers;
—	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;
—	penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;
—	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;
—	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
—	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;
—	availability or increases in the price of energy, our primary raw materials and active ingredients;
—	the timing of planned capital expenditures;
—

our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

—	our ability to realize the anticipated benefits of business acquisitions and to successfully integrate previous or future business acquisitions;
—	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;

—	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;
—	the effects of weather, earthquakes, other natural disasters and terrorist attacks;
—	the ability to obtain registration and re-registration of our products under applicable law;
—	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and
—

other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

The information contained in this report, including the information set forth under the heading “Risk Factors” contained herein and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Generally we do not utilize derivative financial instruments or hedging transactions to manage that risk. Our exposure to interest rate risk and foreign currency risk is discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There has been no material change in that information.

ITEM 4.	CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes to our internal control over financial reporting during the quarterly period covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 11 to the condensed consolidated financial statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the SEC.

The classification of pentachlorophenol as a Persistent Organic Pollutant under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products.

The United Nations Persistent Organic Pollutant Review Committee (“POP Review Committee”), a committee comprising representatives from countries that have ratified the treaty known as the Stockholm Convention, met in October 2014 and considered a risk analysis of the uses of penta, including the impact of economic and social aspects of any decision to classify penta as a persistent organic pollutant (“POP”) and restrict its uses or prohibit its use entirely. The POP Review Committee concluded that penta should be phased out over an extended period of time while continuing to allow penta to be used for certain key industrial wood preservation applications, specifically the treatment of utility poles and cross-arms. We supply penta to industrial customers who use it primarily to treat utility poles and cross-arms. The POP Review Committee’s decision will now be submitted to the Conference of the Parties for consideration in May 2015. Although the United States is not bound by the determination of the Conference of the Parties, because it did not adopt the Stockholm Convention treaty, Canada and Mexico are governed by the treaty. No assurance can be given that the ultimate action of the Conference of the Parties will not have a material adverse effect on our financial condition and results of operation.

ITEM 5.	OTHER INFORMATION

The Nominating and Corporate Governance Committee will consider recommendations for directors made by shareholders for next annual meeting of shareholders, if such recommendations are received at our offices at 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099, Attention: Corporate Secretary, on or before September 18, 2015 in accordance with the Company’s bylaws. Applicable SEC rules and regulations govern the submission, and our consideration, of shareholder nominations for inclusion in the 2015 Annual Meeting proxy statement and form of proxy.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	December 10, 2014
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date:	December 10, 2014
Malinda G. Passmore
Chief Financial Officer