Form 10-Q
period 2015-01-31
KMG CHEMICALS INC
filed 2015-03-12
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of March 11, 2015, there were 11,680,940 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	January 31,	July 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,490	$19,252
Accounts receivable
Trade, net of allowances of $246 at January 31, 2015 and $272 at July 31, 2014	37,202	40,176
Other	2,446	1,904
Inventories, net	40,491	45,268
Current deferred tax assets	1,353	1,577
Prepaid expenses and other	2,282	3,476
Assets held for sale	2,445	—
Total current assets	96,709	111,653
Property, plant and equipment, net	80,936	92,450
Deferred tax assets	442	442
Goodwill	11,101	12,595
Intangible assets, net	21,117	28,353
Restricted cash	1,000	1,000
Other assets, net	4,815	4,365
Total assets	$216,120	$250,858
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,897	$36,690
Accrued liabilities	17,536	16,986
Employee incentive accrual	2,991	4,575
Total current liabilities	49,424	58,251
Long-term debt, net of current maturities	39,000	60,000
Deferred tax liabilities	7,839	9,881
Other long-term liabilities	1,949	2,520
Total liabilities	98,212	130,652
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,670,329 shares issued and outstanding at January 31, 2015 and 11,649,001 shares issued and outstanding at July 31, 2014	116	116
Additional paid-in capital	30,015	28,886
Accumulated other comprehensive income (loss)	(8,757)	645
Retained earnings	96,534	90,559
Total stockholders’ equity	117,908	120,206
Total liabilities and stockholders’ equity	$216,120	$250,858

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net sales	$79,762	$84,253	$170,541	$177,813
Cost of sales	51,207	59,063	114,395	127,056
Gross profit	28,555	25,190	56,146	50,757
Distribution expenses	13,022	12,892	26,021	25,004
Selling, general and administrative expenses	9,707	9,870	18,907	20,270
Restructuring charges	296	4,031	873	4,031
Realignment charges	2,363	—	4,359	—
Operating income (loss)	3,167	(1,603)	5,986	1,452
Other income (expense)
Interest expense, net	(184)	(661)	(987)	(1,324)
Gain on sale of creosote distribution business, net	5,682	—	5,682	—
Other, net	(131)	(120)	(159)	(435)
Total other income (expense), net	5,367	(781)	4,536	(1,759)
Income (loss) before income taxes	8,534	(2,384)	10,522	(307)
Provision for income taxes	(3,044)	(360)	(3,847)	(1,085)
Net income (loss)	$5,490	$(2,744)	$6,675	$(1,392)
Earnings per share
Net income (loss) per common share basic	$0.47	$(0.24)	$0.57	$(0.12)
Net income (loss) per common share diluted	$0.47	$(0.24)	$0.57	$(0.12)
Weighted average shares outstanding
Basic	11,669	11,613	11,664	11,594
Diluted	11,759	11,613	11,728	11,594

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Net income (loss)	$5,490	$(2,744)	$6,675	$(1,392)
Other comprehensive income
Foreign currency translation income (loss)	(5,428)	364	(9,402)	2,504
Total other comprehensive income (loss)	(5,428)	364	(9,402)	2,504
Total comprehensive income (loss)	$62	$(2,380)	$(2,727)	$1,112

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	January 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$6,675	$(1,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,767	7,011
Non-cash restructuring and realignment charges	4,930	771
Amortization of loan costs	69	30
Stock-based compensation expense	1,138	1,434
Bad debt expense	—	130
Allowance for excess and obsolete inventory	431	38
Loss on disposal of property	—	63
Gain on sale of creosote distribution business	(5,682)	—
Deferred income taxes	(2,272)	940
Tax benefit from stock-based awards	(9)	(328)
Changes in operating assets and liabilities
Accounts receivable — trade	1,057	2,578
Accounts receivable — other	(615)	140
Inventories	(319)	1,733
Other current and noncurrent assets	276	1,812
Accounts payable	(6,357)	(5,817)
Accrued liabilities and other	367	2,633
Net cash provided by operating activities	6,456	11,776
Cash flows from investing activities
Additions to property, plant and equipment	(7,036)	(5,307)
Disposals of property, plant and equipment	91	17
Proceeds from sale of creosote distribution business	15,062	—
Net cash provided by (used in) investing activities	8,117	(5,290)
Cash flows from financing activities
Net payments under revolving credit agreement	(41,100)	(6,000)
Principal payments on term loan	(20,000)	—
Borrowings under New Credit Facility	59,100	—
Payments under New Credit Facility	(19,000)	—
Tax benefit from stock-based awards	9	328
Payment of dividends	(700)	(695)
Net cash used in financing activities	(21,691)	(6,367)
Effect of exchange rate changes on cash	(1,644)	892
Net (decrease) increase in cash and cash equivalents	(8,762)	1,011
Cash and cash equivalents at beginning of period	19,252	13,949
Cash and cash equivalents at end of period	$10,490	$14,960
Supplemental disclosures of cash flow information
Cash paid for interest	$983	$1,304
Cash paid for income taxes	$3,076	$382
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$1,279	$682

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning November 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to November 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.

2. Disposition of Business

On January 16, 2015, the Company sold its creosote distribution business, part of the wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. The transaction closed concurrently with the signing of the asset purchase agreement. Assets that were sold in the transaction included the Company’s United States Environmental Protection Agency (“EPA”) registrations for creosote, creosote inventory, railcar and tank terminal leases and various customer agreements. The sale price for the assets was approximately $15.1 million.

The following table summarizes the cost of assets sold in conjunction with the sale of the creosote distribution business:

Creosote product registrations	$5,339
Inventory	3,009
Other assets	168
$8,516

The Company allocated goodwill of approximately $662,000 within the wood treating segment to the sale of the creosote distribution business. The Company recognized a gain of $5.7 million on the sale of the creosote distribution business, net of closing and other transaction expenses.

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 90,000 and approximately 64,000 dilutive shares related to stock-based awards for the three and six months ended January 31, 2015. Potentially dilutive shares are not included in the computation of diluted weighted average shares outstanding due to a loss from continuing operations for the three and six months ended January 31, 2014.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if including them would be anti-dilutive. There were no such potentially dilutive securities that were not included for the three and six months ended January 31, 2015. There were 30,000 and 21,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and six months ended January 31, 2014.

4. Inventories

Inventories are summarized in the following table (in thousands):

	January 31,	July 31,
	2015	2014
Raw materials	$7,487	$7,914
Work in process	1,218	1,508
Supplies	1,700	1,793
Finished products	30,695	34,343
Less: reserve for inventory obsolescence	(609)	(290)
Inventories, net	$40,491	$45,268

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31,	July 31,
	2015	2014
Land	$13,544	$15,763
Buildings and improvements	38,418	42,664
Equipment	77,559	77,557
Leasehold improvements	177	143
	129,698	136,127
Less: accumulated depreciation and amortization	(60,335)	(52,972)
	69,363	83,155
Construction-in-progress	11,573	9,295
Property, plant and equipment, net	$80,936	$92,450

The Company’s facility in Elwood, Kansas is classified as assets held for sale on the Company’s condensed consolidated balance sheet as of January 31, 2015. The facility was sold for $2.5 million, which approximated the carrying value of the assets.

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2014. The Company recognized stock-based compensation costs of approximately $702,000 and $191,000 for the three months and $1.1 million and $1.4 million for the six months ended January 31, 2015 and 2014, respectively. The amount recognized in the first six months of fiscal year 2014 includes $1.1 million for shares granted to Christopher T. Fraser upon becoming President and CEO. The Company also recognized the related tax benefits of $272,000 and $108,000 for the three months and $433,000 and $544,000 for the six months ended January 31, 2015 and 2014, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income (loss).

As of January 31, 2015, the unrecognized compensation costs related to stock-based awards was approximately $5.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Shares

On August 1, 2014, there were 250,944 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. No performance share awards vested during the six months ended January 31, 2015. As of January 31, 2015, the non-vested performance-based stock awards consisted of Series 1 awards granted to certain executives and employees in fiscal years 2015 and 2014 as summarized below reflecting the target number of shares under the awards. The Series 1 awards granted in fiscal year 2013 are not expected to vest at this time.

		Target			Expected
	Series	Award	Grant Date	Measurement	Percentage of	Shares Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2015 Awards
12/9/2014	Series 1	103,499	$17.81	07/31/2017
	Forfeitures(2)	0
Total		103,499			154%	159,181
Fiscal Year 2014 Awards
2/25/2014	Series 1	127,315	$14.88	07/31/2016
	Forfeitures(2)	(3,686)
Total		123,629			100%	123,629
Fiscal Year 2013 Awards
12/04/2012	Series 1	141,059	$18.75	07/31/2015
	Forfeitures(2)	(85,209)
Total		55,850			0%	—

(1)	The percentage vesting for performance share awards is currently estimated at 154.0%, 100.0% and 0.0% of the target award for the fiscal year 2015, 2014 and 2013 awards, respectively.
(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2014 and 2013 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2015, 2014 and 2013 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through January 31, 2015, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2015 and 2014 awards, shares vested may increase to a maximum of 167.0% and 150.0%, respectively, of the target award on achievement of maximum performance objectives. For the fiscal year 2013 awards, the target award is equal to the maximum award.

Series 2: None outstanding.

Series 3: The table does not include certain performance-based awards to be granted to Christopher T. Fraser according to his employment agreement as of September 24, 2013. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having performance requirement related to debt payments during fiscal year 2015, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1, 2014 and ending July 31, 2015. As of January 31, 2015, the Series 3 awards to Mr. Fraser are expected to vest at 100%.

The weighted-average per share grant-date fair value of target award shares for performance awards outstanding was $16.53 and $14.88 at January 31, 2015 and August 1, 2014, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the six months ended January 31, 2015 and 2014 was $17.67 and $16.65, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the six months ended January 31, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2014	50,100	$19.19
Granted (1)	49,091	18.04
Vested(2)	(21,592)	19.16
Non-vested on January 31, 2015	77,599	18.47

(1)

Includes 3,000 shares granted to certain executives and employees which generally vest over one or two year service periods from the grant date or commencement of their employment, and 11,592 shares granted to non-employee directors on January 31, 2015 for service for the six months ended January 31, 2015. Also includes 34,499 shares granted to certain executives which vest over a service period of three years beginning on August 1, 2014.

(2)

Includes 5,663 and 11,592 shares granted to non-employee directors for service for the three and six months ended January 31, 2015. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP.  The vested amount includes 6,000 shares granted to Mr. Fraser and 4,000 shares granted to certain other executives of the Company that vested.

The total fair value of shares vested under timed based awards during the six months ended January 31, 2015 and 2014 was approximately $414,000 and $1.4 million, respectively.  The amount in the first six months of fiscal year 2014 includes $1.1 million for shares granted to Mr. Fraser upon becoming President and CEO.

The weighted-average per share grant-date fair value of awards forfeited during the six months ended January 31, 2015 and 2014 was $14.88 and $17.10, respectively.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	January 31, 2015
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(702)	$(79)	$1,423
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(72)	—	45
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(3,093)	(123)	10,884
Total intangible assets subject to amortization	13.1	$16,421	$(3,867)	$(202)	$12,352
Intangible assets not subject to amortization:
Penta product registrations					8,765
Total intangible assets not subject to amortization					8,765
Total intangible assets, net					$21,117

	Number of Years	July 31, 2014
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(559)	$79	$1,724
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(67)	—	50
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(2,426)	801	12,475
Total intangible assets subject to amortization	13.1	$16,421	$(3,052)	$880	14,249
Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765
Total intangible assets not subject to amortization					14,104
Total intangible assets, net					$28,353

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $401,000 and $475,000 for the three month periods ended January 31, 2015 and 2014, respectively and $815,000 and $962,000 for the six month periods ended January 31, 2015 and 2014, respectively.

8. Dividends

Dividends of approximately $351,000 ($0.03 per share) and $348,000 ($0.03 per share) were declared and paid in the second quarter of fiscal years 2015 and 2014, respectively. Dividends of approximately $700,000 ($0.03 per share) and $695,000 ($0.03 per share) were declared and paid in the first six months of fiscal years 2015 and 2014, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on February 24, 2015 to be paid on March 20, 2015 to shareholders of record on March 9, 2015.

9. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Sales
Electronic chemicals	$66,595	$61,428	$132,918	$125,880
Wood treating chemicals	13,136	22,795	37,563	51,859
Total sales for reportable segments	$79,731	$84,223	$170,481	$177,739
Depreciation and amortization
Electronic chemicals	$3,126	$3,345	$6,328	$6,592
Wood treating chemicals	97	98	193	196
Other	114	104	246	223
Total consolidated depreciation and amortization	$3,337	$3,547	$6,767	$7,011
Segment income from operations (1)
Electronic chemicals	$5,570	$2,995	$9,691	$6,333
Wood treating chemicals	1,595	1,111	4,180	3,616
Total segment income from operations	$7,165	$4,106	$13,871	$9,949

(1)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and six months ended January 31, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Electronic chemicals	$2,999	$2,465	$5,390	$4,438
Wood treating chemicals	1,173	1,070	2,107	2,130
Total corporate overhead expense allocation	$4,172	$3,535	$7,497	$6,568

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Sales
Total sales for reportable segments	$79,731	$84,223	$170,481	$177,739
Other	31	30	60	74
Net sales	$79,762	$84,253	$170,541	$177,813
Segment income from operations
Total segment income from operations	$7,165	$4,106	$13,871	$9,949
Other corporate expense (1)	(1,339)	(1,678)	(2,653)	(4,466)
Restructuring and realignment charges	(2,659)	(4,031)	(5,232)	(4,031)
Operating income (loss)	3,167	(1,603)	5,986	1,452
Interest expense, net	(184)	(661)	(987)	(1,324)
Other income (expense), net (Including gain on sale of creosote distribution business)	5,551	(120)	5,523	(435)
Income before income taxes	$8,534	$(2,384)	$10,522	$(307)

(1)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public company, such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities.

10. Long-Term Debt

The Company’s debt as of January 31, 2015 and July 31, 2014 consisted of the following:

	January 31,	July 31,
	2015	2014
	(Amounts in thousands)
Senior secured debt:
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$—	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.0% at July 31, 2014	—	40,000
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.125% at January 31, 2015	39,000	—
Total debt	39,000	60,000
Current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$39,000	$60,000

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

The New Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The amount available under the New Credit Facility at January 31, 2015 was limited, however, by a loan covenant restriction related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Taking that restriction into account, at January 31, 2015 the Company could draw approximately an additional $76.7 million on its revolving loan. The maturity date for the New Credit Facility is October 9, 2019.

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

Advances under the revolving loan bear interest at 1.30% as of January 31, 2015. The Company will also incur an unused commitment fee on the unused amount of commitments under the New Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

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

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and six month periods ended January 31, 2015 is 35.7% and 36.6%, respectively, including the valuation allowances recorded during the second quarter of fiscal year 2015 against the Company’s current operating losses for its Italian subsidiary. For the three and six months periods ended January 31, 2014, the overall effective income tax rate was (15.1)% and (353.6)%.

Excluding the Italian results and discrete benefits, the estimated annual effective tax rate on ordinary income is 35.4% and 35.0% for the three and six month periods ended January 31, 2015, respectively. Excluding the Italian results and discrete benefits, for the three and six month periods ended January 31, 2014 the overall effective rate was 31.4% and 33.4%, respectively. In addition, the Company recognized $220,000 of discrete items net benefits in the six months ended January 31, 2015.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.0 million, including interest and penalties through January 31, 2015 (at an exchange rate of 1.132 $/€). The Company had a liability for an uncertain tax position for items in the amount of $101,000 and $326,000 as of January 31, 2015 and July 31, 2014, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through January 31, 2015, is €795,000 (or approximately $900,000  at an exchange rate of 1.132 $/€). The Provincial Tax Court issued a ruling on October 13, 2014 agreeing with the Company’s position in the income tax assessment case. That ruling is subject to appeal by the taxing authority. The taxing authority has until April 2015 to file an appeal. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

The EPA has listed the Star Lake Canal Superfund Site in Port Neches and Groves, Texas on the National Priorities List. In 2005, the EPA and certain potentially responsible parties entered an administrative order on consent which required the implementation of a remedial investigation and feasibility study. The Company understands that these studies were completed by mid-2012. EPA prepared a Record of Decision, selecting a remedy of excavation and disposal of soil and/or sediment, containment with soil, clay and/or armor caps and monitored natural recovery.  The EPA has estimated that the remediation will cost approximately $22.0 million. In October 2014, the Company’s subsidiary, KMG-Bernuth, received a letter from EPA notifying it of potential liability under CERCLA, and inviting it to enter into negotiations to pay for or perform the selected remedy. The Company is in the process of meeting with EPA and approximately seven other parties to assess their respective potential liability. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party and no assurance can be given that the Company will not incur substantial expense to resolve this matter.

On October 24, 2014, the Company was notified by Stella-Jones Corporation that effective immediately it was terminating the supply agreement that the Company had with Stella-Jones for creosote. Earlier in the year, the agreement had been extended to June 30, 2017. Stella-Jones claimed it was entitled to repudiate the contract because it believed that the Company would be unable to supply the contract volume in the future. The Company had repeatedly informed Stella-Jones that the Company would be able to supply the required quantity, and told Stella-Jones that it had no right to terminate the agreement. After the termination of the agreement, Stella-Jones continued to purchase creosote from the Company on a spot basis prior to the Company’s sale of its creosote business to Koppers, Inc. Stella-Jones claims that the Company owes approximately $2.4 million for rebates on purchases of creosote in the third and fourth calendar quarters of 2014 prior to the termination. The Company has accrued $1.9 million in rebates for the third calendar quarter of 2014, but payment was withheld when Stella-Jones terminated the agreement. The Company asserts that there was no basis for early termination of the agreement, and further asserts that, because of the early termination of the agreement, Stella-Jones did not achieve the minimum purchase amount for calendar year 2014, and that no rebates are owed by it for the year. The Company is seeking repayment of rebates already paid to Stella-Jones for the first and second quarters of calendar 2014 of approximately $2.7 million. The Company will pursue any and all remedies available to it for the termination of the agreement, but the ultimate outcome of this matter is subject to uncertainty.

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

13. Restructuring and Realignment Events

As part of global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group has been closed, and production has been shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company has also announced that it will close a facility in Milan, Italy, and shift production to facilities in France and the United Kingdom. The Company estimates that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014, 2015 and 2016. Accelerated depreciation with respect to the closed facilities has been completed and totaled $3.3 million cumulatively for fiscal year 2014 and year-to-date fiscal year 2015.

At January 31, 2015, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2014	$1,888	$810	$27	$2,725
Charges	—	90	11	101
Payments	(726)	(549)	—	(1,275)
Adjustment	(267)	(97)	(14)	(378)
Accrued liability at January 31, 2015	$895	$254	$24	$1,173

Total accelerated depreciation related to the closure of the Fremont and Milan facilities for the three and six months ended January 31, 2015 was approximately $227,000 and $858,000, respectively, and was approximately $800,000 for both the three and six months ended January 31, 2014.

In October 2014, the Company announced a realignment of its hydrofluoric acid business. The Company did not renew the toll manufacturing agreement under which hydrofluoric acid products are produced for the Company by Chemtrade Logistics (“Chemtrade”) at its Bay Point, California facility (the agreement had formerly been with General Chemical). Certain manufacturing equipment at the Bay Point facility had been acquired by the Company in 2007, when the electronic chemicals business of General Chemical was purchased. That equipment has been used for hydrofluoric acid production by Chemtrade. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The Company estimates that it will incur total charges of between $3.5 million and $4.3 million for decommissioning, decontamination and dismantling. All assets have been fully depreciated as of January 31, 2015. Additionally, the Company is obligated to pay certain employee costs that the Company estimates at $0.8 million. In addition, during the second quarter and first six months of fiscal year 2015 the Company recorded $2.2 million and $4.1 million of accelerated depreciation, respectively.

14. Subsequent Events

The Company had retained the real estate and building of its facility in Elwood, Kansas when its animal health business was sold in 2012. The current tenant, Ritepack, Inc., exercised its option to purchase the facility. The sale price was $2.5 million, payable in cash on the closing date, which approximated the Company’s carrying value of the property. The sale of the facility closed on February 26, 2015. The facility is presented as assets held for sale on the Company’s condensed consolidated balance sheet as of January 31, 2015.

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

Sale of Creosote Distribution Business

On January 16, 2015, we sold our creosote distribution business, part of our wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. The transaction closed concurrently with the signing of the asset purchase agreement. Assets that were sold in the transaction included our EPA registrations for creosote, creosote inventory, railcar and tank terminal leases and various customer agreements. The sale price for the assets was approximately $15.1 million.  The gain on the sale was $5.7 million.

Restructuring and Realignment

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. and production has been shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We have also announced that we will close a facility in Milan, Italy, and shift production to our facilities in France and the United Kingdom. We will continue to operate a warehouse facility in Milan. We have begun decommissioning certain manufacturing equipment in Milan, and have started to transition products from there to other sites in Europe. Overall, the consolidation of our global operations remains on schedule. Total costs related to restructuring accrued for the three and six months ended January 31, 2015 was approximately $101,000. See Note 13 to the financial statements included in this report. We estimate that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014, 2015 and 2016. Accelerated depreciation with respect to the closed facilities will be approximately $3.3 million cumulatively for fiscal year 2014 and year-to-date fiscal year 2015.

In October, 2014, we announced a realignment of our hydrofluoric acid business and we would not renew the toll manufacturing agreement with Chemtrade. Under the toll manufacturing agreement with Chemtrade, we must pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of our manufacturing equipment at the site. Operations are expected to cease by March 2015. We estimate that we will incur realignment charges between $3.5 million and $4.3 million for decommissioning, decontamination and dismantling. All assets have been fully depreciated as of January 31, 2015. Additionally, we are obligated to pay certain employee costs that we estimate at $0.8 million. In addition, during the second quarter and first six months of fiscal year 2015 we recorded $2.2 million and $4.1 million of accelerated depreciation on manufacturing equipment, respectively. See Note 13 to the financial statements included in this report.

Results of Operations

Three and Six Month Periods Ended January 31, 2015 compared with the Three and Six Month Periods Ended January 31, 2014

Segment Net Sales

Segment data is presented for our two reportable segments for the three and six month periods ended January 31, 2015 and 2014. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Sales
Electronic chemicals	$66,595	$61,428	$132,918	$125,880
Wood treating chemicals	13,136	22,795	37,563	51,859
Total sales for reportable segments	$79,731	$84,223	$170,481	$177,739

Net Sales

Net sales for reportable segments decreased $4.5 million, or 5.3%, to $79.7 million in the second quarter of fiscal year 2015 from $84.2 million for the same period of the prior year. For the six months ended January 31, 2015, net sales for reportable segments decreased $7.2 million, or 4.1%, to $170.5 million from $177.7 million.  For the second quarter and for the six month period ended January 31, 2015, the decrease in net sales was due to a decrease in volume of creosote sales in our wood treating chemicals segment.

In the second quarter of fiscal year 2015, the electronic chemicals segment had net sales of $66.6 million, an increase of $5.2 million, or 8.5%, as compared to $61.4 million for the prior year period. For the six month periods, net sales in the electronic chemicals segment increased $7.0 million, or 5.6%, to $132.9 million from $125.9 million.  In both periods, net sales increased over the prior year period because of increased sales volume and pricing in North America and Asia, offset to a degree by weaker sales in Europe.

Net sales of wood treating chemicals decreased $9.7 million, or 42.5%, to $13.1 million in the second quarter of fiscal year 2015 as compared to $22.8 million for the prior year period. For the six month periods, net sales in the wood treating segment decreased $14.3 million, or 27.6%, to $37.6 million from $51.9 million.  Creosote volume decreased in the first quarter of fiscal year 2015 because of supply disruptions or shipment delays by creosote producers and in the second quarter of fiscal year 2015 because of reduced purchases by Stella-Jones after it terminated our supply agreement. Creosote sales ceased upon our sale of the creosote business in January 2015.

Gross Profit

Gross profit increased by $3.4 million, or 13.4%, to $28.6 million in the second quarter of fiscal year 2015 from $25.2 million in the same quarter of the prior year. For the six month period, gross profit increased $5.3 million or 10.4%, to $56.1 million from $50.8 million in the prior year period.  The increases in aggregate gross profit for the quarterly and six month period comparisons were due to increased gross profit in electronic chemicals in North America on strong demand by key customers, reduced manufacturing expenses as a result of our consolidation of the Fremont facility, and lower raw material costs in our wood treating chemicals segment. Gross profit as a percentage of sales improved to 35.8% in the second quarter of fiscal year 2015 from 29.9% in the second quarter of fiscal year 2014.  For the six month period ended January 31, 2015, gross profit as a percentage of sales improved to 32.9% from 28.5% for the six month period ended January 31, 2014.

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

Distribution Expenses

Distribution expenses were flat in the second quarter of fiscal year 2015 at $13.0 million as compared to $12.9 million in the prior year period. Distribution expenses were approximately 16.3% and 15.3% of net sales for the second quarter of fiscal years 2015 and 2014, respectively. Distribution expenses for the six month periods ending January 31, 2015 and 2014 were $26.0 and $25.0 million, respectively, an increase of $1.0 million or 4.0%, in fiscal year 2015 over the prior year period.  Distribution expense as a percent of revenue for the six month periods ended January 31, 2015 and 2014 were 15.3% and 14.1% of net sales, respectively.  Distribution expense is heavily concentrated in our electronic chemicals business, and the change in the quarterly and six month comparisons for that expense in fiscal year 2015 is primarily driven by greater volume shipments in the segment, carrier availability and increased inventory to meet customer demand in North America.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses decreased $0.2 million, or 2.0%, to $9.7 million in the second quarter of fiscal year 2015 from $9.9 million in the same quarter of fiscal year 2014. Those expenses were 12.2% and 11.7% of net sales in the second quarter of fiscal years 2015 and 2014, respectively. For the six month period, those expenses decreased $1.4 million or 6.9% to $18.9 million from $20.3 million.  The decrease in the second quarter of fiscal year 2015 over the same period of the prior year is the result of a decrease of $0.5 million in professional fees, and a decrease of $0.5 million in selling, general and administrative expenses in our electronic chemicals business in North America, partially offset by an increase of $0.8 million of incentive compensation accruals. The decrease for the comparable six month period is primarily the result of $1.3 million of CEO transition costs we incurred in the first quarter of fiscal year 2014.

Segment Income from Operations

In the second quarter of fiscal year 2015, operating income in the electronic chemicals segment (excluding restructuring charges) was $5.6 million, an increase of $2.6 million, or 86.7%, as compared to $3.0 million for the prior year period. For the six month period, operating income in the electronic chemicals segment increased $3.4 million, or 54.0%, to $9.7 million from $6.3 million.  The improvement in the quarterly and six month comparisons was due to increased sales in North America and Asia, partially offset by weaker sales in Europe.

In our wood treating chemicals segment, operating income increased approximately $0.5 million, or 45.5%, to $1.6 million in the second quarter of fiscal year 2015 as compared to $1.1 million for the prior year period. For the six month period, operating income in the wood treating segment increased $0.6 million, or 16.7%, to $4.2 million from $3.6 million.  Operating income in wood treating chemicals increased in the second quarter of fiscal year 2015 and six month period ended January 31, 2015 due to lower supply chain costs, lower raw material costs and improved pricing.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue potential acquisition opportunities. See Note 9 to the financial statements included in this report. For the three months ended January 31, 2015, other corporate expense was approximately $1.4 million, including $0.8 million for professional services and $0.6 million for stock-based compensation. For the three months ended January 31, 2014, other corporate expense was $1.7 million.

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

In the second quarter of fiscal year 2015 adjusted EBITDA, which excludes the effect of the gain on the sale of the creosote business, acquisition-related restructuring, the realignment of the hydrofluoric acid business, integration and CEO transition expenses, was $9.0 million, an increase of $3.0 million, or 50.0%, as compared to $6.0 million in the second quarter of fiscal year 2014. For the six month period ended January 31, 2015, adjusted EBITDA was $17.8 million, an increase of $3.8 million, or 27.1%, as compared to $14.0 million for the prior year period.  The improvement in the second quarter of fiscal 2015 adjusted EBITDA came from increased sales volume and pricing in our electronic chemicals business in North America and synergies from the restructuring of our North American electronic chemicals operations.

In the second quarter of fiscal year 2015 adjusted earnings per share was $0.30, compared to $0.12 in the second quarter of fiscal year 2014. For the six month period ended January 31, 2015, adjusted earnings per share was $0.54, compared to $0.34 for the six month period ended January 31, 2014.  The increase in the second quarter of fiscal 2015 in adjusted earnings per share primarily reflects improved results from our electronic chemicals business in North America.

We provide non-GAAP financial information to complement reported GAAP results with adjusted EBITDA, adjusted net income and adjusted diluted earnings per share. We believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We believe that these measures aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. Non-GAAP financial information, such as adjusted EBITDA, is used externally by users of our consolidated financial statements, such as analysts and investors. A similar calculation of adjusted EBITDA is utilized internally for executives’ compensation and by our lenders for a key debt compliance ratio.

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

The table below provides a reconciliation of operating income to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Operating Income	$3,167	$(1,603)	$5,986	$1,452
Other expense	(131)	(120)	(159)	(435)
Depreciation and amortization	5,678	4,318	11,697	7,782
EBITDA	8,714	2,595	17,524	8,799
Integration expenses	—	160	—	660
CEO transition costs	—	—	—	1,280
Restructuring and realignment charges, excluding accelerated depreciation and amortization	317	3,260	301	3,260
Adjusted EBITDA	$9,031	$6,015	$17,825	$13,999

The table below provides a reconciliation of net income/(loss) to adjusted net income and diluted adjusted earnings per share.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
	(Amounts in thousands)
Net income (loss)	$5,490	$(2,744)	$6,675	$(1,392)
Items impacting pre-tax income, net of tax:
Restructuring and realignment charges(1)	1,729	4,036	3,401	4,036
Integration expenses	—	104	—	430
CEO transition costs	—	—	—	833
Gain on sale of creosote business	(3,693)	—	(3,693)	—
Adjusted net income	$3,526	$1,396	$6,383	$3,907
Diluted adjusted earnings per share	$0.30	$0.12	$0.54	$0.34
Weighted average diluted shares outstanding	11,759	11,633	11,728	11,622

(1)The restructuring and realignment charges include the income tax valuation allowance.

Interest Expense, net

Interest expense was $0.2 million and $0.7 million in the second quarter of fiscal years 2015 and 2014, respectively, and was $1.0 million and $1.3 million for the first six months of fiscal year 2015 and 2014, respectively. Interest expense declined because of lower interest rates from the refinancing of our credit facility on October 9, 2014 and also because the amount outstanding on our outstanding indebtedness was lower in the second quarter of fiscal year 2015 and the six months ended January 31, 2015 compared to the prior year periods.

Income Taxes

The overall effective income tax rate for the three and six month period ended January 31, 2015 was 35.7% and 36.6%, respectively, including restructuring charges and operational results in Italy for which we do not expect to realize a tax benefit. With the consolidation of our European manufacturing facilities, we expect that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. Excluding the Italian results and other discrete items, the estimated annual effective tax rate on ordinary income was 35.4% and 35.0% for the three and six months ended January 31, 2015, respectively. The overall effective rate for continuing operations was (15.1)% and (353.6)% for the three and six months ended January 31, 2014.

Liquidity and Capital Resources

Cash Flows

For the six months ended January 31, 2015, operating cash flows were favorably impacted by higher sales in our electronic chemicals business in North America.  However, accounts payable decreased by $6.4 million due to the timing of payments for creosote inventory in our wood treating business.  Also, we paid $3.1 million for income taxes during the first six months of 2015, as compared to $382,000 in the prior year period. In addition, the decrease of $3.0 million of inventory sold as part of the creosote business was offset by increased inventory to meet customer demand in our electronic chemicals business in North America.

During the three months ended January 31, 2015, we received $15.1 million in proceeds from the sale of our creosote business, and we repaid $17.0 million on our revolving credit facility.

Working Capital

On October 9, 2014, we entered into a new amended and restated credit agreement (the “New Credit Facility”) under which we have a revolving line of credit of $150.0 million. At January 31, 2015, we had $39.0 million outstanding under the revolving facility, and an additional $2.9 million was reserved for outstanding letters of credit, with up to an additional $108.1 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation (“EBITDA”), and at January 31, 2015, that limitation restricted our additional borrowing capacity to $76.7 million.

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

Long Term Debt

The New Credit Facility is with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The New Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to $100.0 million with approval from our lenders. The maturity date for the New Credit Facility is October 9, 2019.

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

Advances under the revolving loan bear interest at 1.30% as of January 31, 2015. At July 31, 2014, advances under the revolving loan under our old credit agreement bore interest at 2.155%. At January 31, 2015, $39.0 million was outstanding on the revolving loan under the New Credit Facility, and an additional $2.9 million was reserved for outstanding letters of credit.

Loans under the New Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On January 31, 2015, we were in compliance with all of our debt covenants.

Subsequent Events

We had retained the real estate and building of our facility in Elwood, Kansas when our animal health business was sold in 2012. The current tenant, Ritepack, Inc., exercised its option to purchase the facility. The sale price was $2.5 million, payable in cash on the closing date, which approximated our carrying value of the property. The sale of the facility closed on February 26, 2015. The facility is presented as assets held for sale on our condensed consolidated balance sheet as of January 31, 2015.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

●	the loss or significant reduction in business from primary customers;
●	the loss of key suppliers;
●	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;
●	penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;
●	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;
●	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
●	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;
●	availability or increases in the price of energy, our primary raw materials and active ingredients;
●	the timing of planned capital expenditures;
●

our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

●	our ability to realize the anticipated benefits of business acquisitions and to successfully integrate previous or future business acquisitions;
●	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
●	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;
●	the effects of weather, earthquakes, other natural disasters and terrorist attacks;
●	the ability to obtain registration and re-registration of our products under applicable law;
●	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and
●

other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

The information contained in this report, including the information set forth under the heading “Risk Factors” contained herein and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-

looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

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

Our Corporate Governance Guidelines are available on our website at kmgchemicals.com.

ITEM 6.	EXHIBITS

The financial statements are filed as part of this report in Part 1, Item 1. The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

10.34

Asset Purchase Agreement dated as of January 16, 2015 between the Company, KMG-Bernuth, Inc. and Koppers Inc. (incorporated by reference to Exhibit 10.34 of the Company’s report on Form 8-K filed with the SEC on January 20, 2015).

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	March 12, 2015
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date:	March 12, 2015
Malinda G. Passmore
Chief Financial Officer