Form 10-Q
period 2015-04-30
KMG CHEMICALS INC
filed 2015-06-09
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 8, 2015, there were 11,685,638 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	April 30,	July 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,840	$19,252
Accounts receivable
Trade, net of allowances of $143 at April 30, 2015 and $272 at July 31, 2014	38,428	40,176
Other	3,572	1,904
Inventories, net	38,995	45,268
Current deferred tax assets	1,351	1,577
Prepaid expenses and other	3,873	3,476
Total current assets	93,059	111,653
Property, plant and equipment, net	80,702	92,450
Deferred tax assets	442	442
Goodwill	11,146	12,595
Intangible assets, net	20,911	28,353
Restricted cash	1,000	1,000
Other assets, net	4,860	4,365
Total assets	$212,120	$250,858
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$30,057	$36,690
Accrued liabilities	14,605	16,986
Employee incentive accrual	4,238	4,575
Total current liabilities	48,900	58,251
Long-term debt, net of current maturities	35,000	60,000
Deferred tax liabilities	5,146	9,881
Other long-term liabilities	1,881	2,520
Total liabilities	90,927	130,652
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,680,940 shares issued and outstanding at April 30, 2015 and 11,649,001 shares issued and outstanding at July 31, 2014	117	116
Additional paid-in capital	30,866	28,886
Accumulated other comprehensive income (loss)	(8,107)	645
Retained earnings	98,317	90,559
Total stockholders’ equity	121,193	120,206
Total liabilities and stockholders’ equity	$212,120	$250,858

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net sales	$73,964	$84,437	$244,505	$262,250
Cost of sales	47,149	59,672	161,544	186,728
Gross profit	26,815	24,765	82,961	75,522
Distribution expenses	11,700	11,975	37,721	36,979
Selling, general and administrative expenses	9,257	8,815	28,164	29,085
Restructuring charges	27	1,061	900	5,092
Realignment charges	1,070	—	5,429	—
Operating income	4,761	2,914	10,747	4,366
Other income (expense)
Interest expense, net	(111)	(926)	(1,098)	(2,250)
Gain (loss) on sale of creosote distribution business, net	(234)	—	5,448	—
Other non-operating expense	(1,250)	—	(1,250)	—
Other, net	(339)	(105)	(498)	(540)
Total other income (expense), net	(1,934)	(1,031)	2,602	(2,790)
Income before income taxes	2,827	1,883	13,349	1,576
Provision for income taxes	(692)	(657)	(4,539)	(1,742)
Net income (loss)	$2,135	$1,226	$8,810	$(166)
Earnings per share
Net income (loss) per common share basic	$0.18	$0.11	$0.75	$(0.01)
Net income (loss) per common share diluted	$0.18	$0.11	$0.75	$(0.01)
Weighted average shares outstanding
Basic	11,680	11,634	11,669	11,606
Diluted	11,819	11,673	11,758	11,606

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Net income (loss)	$2,135	$1,226	$8,810	$(166)
Other comprehensive income
Foreign currency translation income (loss)	650	1,776	(8,752)	4,280
Total other comprehensive income (loss)	650	1,776	(8,752)	4,280
Total comprehensive income	$2,785	$3,002	$58	$4,114

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	April 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$8,810	$(166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,951	10,422
Non-cash restructuring and realignment charges	5,640	1,720
Amortization of loan costs	111	45
Stock-based compensation expense	1,970	1,777
Bad debt expense	—	89
Allowance for excess and obsolete inventory	760	33
Gain on disposal of property	—	(14)
Gain on sale of creosote distribution business	(5,448)	—
Deferred income taxes	(4,374)	751
Tax benefit from stock-based awards	(10)	(328)
Changes in operating assets and liabilities
Accounts receivable — trade	95	1,906
Accounts receivable — other	(1,756)	538
Inventories	965	7,277
Other current and noncurrent assets	(1,386)	389
Accounts payable	(4,897)	(3,916)
Accrued liabilities and other	(2,219)	5,383
Net cash provided by operating activities	8,212	25,906
Cash flows from investing activities
Additions to property, plant and equipment	(10,751)	(7,133)
Disposals of property, plant and equipment	2,561	39
Proceeds from sale of creosote distribution business	14,899	—
Net cash provided by (used in) investing activities	6,709	(7,094)
Cash flows from financing activities
Net payments under revolving credit agreement	(41,100)	(13,000)
Principal payments on term loan	(20,000)	—
Borrowings under New Credit Facility	59,100	—
Payments under New Credit Facility	(23,000)	—
Tax benefit from stock-based awards	10	328
Payment of dividends	(1,050)	(1,043)
Net cash used in financing activities	(26,040)	(13,715)
Effect of exchange rate changes on cash	(1,293)	356
Net (decrease) increase in cash and cash equivalents	(12,412)	5,453
Cash and cash equivalents at beginning of period	19,252	13,949
Cash and cash equivalents at end of period	$6,840	$19,402
Supplemental disclosures of cash flow information
Cash paid for interest	$1,097	$1,909
Cash paid for income taxes	$7,289	$527
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$868	$637

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning November 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for disposals in the ordinary course of business on or subsequent to November 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on disposals that do not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.

2. Disposition of Business

On January 16, 2015, the Company sold its creosote distribution business, part of the wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. The transaction closed concurrently with the signing of the asset purchase agreement. Assets that were sold in the transaction included the Company’s United States Environmental Protection Agency (“EPA”) registrations for creosote, creosote inventory, railcar and tank terminal leases and various customer agreements. The adjusted sale price for the assets was approximately $14.9 million.

The following table summarizes the cost of assets sold in conjunction with the sale of the creosote distribution business (in thousands):

Creosote product registrations	$5,339
Inventory	3,009
Other assets	168
$8,516

The Company allocated goodwill of approximately $662,000 within the wood treating segment to the sale of the creosote distribution business. The Company recognized a gain of $5.4 million on the sale of the creosote distribution business, net of closing and other transaction expenses.

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 139,000 and approximately 89,000 dilutive shares related to stock-based awards for the three and nine months ended April 30, 2015. There were approximately 39,000 dilutive shares related to stock-based award for the three months ended April 30, 2014. Potentially dilutive shares are not included in the computation of diluted weighted average shares outstanding due to a loss from continuing operations for the nine months ended April 30, 2014.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if including them would be anti-dilutive. There were no such potentially dilutive securities that were not included for the three and nine months ended April 30, 2015. There were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three months ended April 30, 2014. There were an average of approximately 21,000 shares of potentially dilutive securities not included in the computation of diluted earnings per share for the nine months ended April 30, 2014.

4. Inventories

Inventories are summarized in the following table (in thousands):

	April 30,	July 31,
	2015	2014
Raw materials	$5,390	$7,914
Work in process	1,237	1,508
Supplies	1,483	1,793
Finished products	31,497	34,343
Less: reserve for inventory obsolescence	(612)	(290)
Inventories, net	$38,995	$45,268

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30,	July 31,
	2015	2014
Land	$13,502	$15,763
Buildings and improvements	38,062	42,664
Equipment	81,107	77,557
Leasehold improvements	177	143
	132,848	136,127
Less: accumulated depreciation and amortization	(63,583)	(52,972)
	69,265	83,155
Construction-in-progress	11,437	9,295
Property, plant and equipment, net	$80,702	$92,450

The Company sold its facility in Elwood, Kansas in February 2015 for $2.5 million, payable in cash on the closing date, which approximated the Company’s carrying value of the property. The Company recognized a loss on the sale of approximately $29,000.

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in Note 11 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2014. The Company recognized stock-based compensation costs of approximately $832,000 and $343,000 for the three months and $2.0 million and $1.8 million for the nine months ended April 30, 2015 and 2014, respectively. The amount recognized in the first nine months of fiscal year 2014 includes $1.1 million for shares granted to Christopher T. Fraser upon becoming President and CEO. The Company also recognized the related tax benefits of $310,000 and $120,000 for the three months and $743,000 and $663,000 for the nine months ended April 30, 2015 and 2014, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income (loss).

As of April 30, 2015, the unrecognized compensation costs related to stock-based awards was approximately $5.3 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Shares

On August 1, 2014, there were 250,944 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. No performance share awards vested during the nine months ended April 30, 2015. As of April 30, 2015, the non-vested performance-based stock awards consisted of Series 1 awards granted to certain executives and employees in fiscal years 2015 and 2014 as summarized below reflecting the target number of shares under the awards. The Series 1 awards granted in fiscal year 2013 are not expected to vest at this time.

		Target			Expected
	Series	Award	Grant Date	Measurement	Percentage of	Shares Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2015 Awards
3/26/2015	Series 1	21,173	$25.85	7/31/2017
12/9/2014	Series 1	103,499	$17.81	7/31/2017
Total		124,672			154%	192,441
Fiscal Year 2014 Awards
2/25/2014	Series 1	127,315	$14.88	7/31/2016
	Forfeitures(2)	(5,529)
Total		121,786			100%	121,786
Fiscal Year 2013 Awards
12/04/2012	Series 1	141,059	$18.75	7/31/2015
	Forfeitures(2)	(87,409)
Total		53,650			0%	—

(1)	The percentage vesting for performance share awards is currently estimated at 154%, 100% and 0% of the target award for the fiscal year 2015, 2014 and 2013 awards, respectively.
(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2014 and 2013 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2015, 2014 and 2013 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through April 30, 2015, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2015 and 2014 awards, shares vested may increase to a maximum of 167% and 150%, respectively, of the target award on achievement of maximum performance objectives. For the fiscal year 2013 awards, the target award is equal to the maximum award.

Series 2: None outstanding.

Series 3: The table does not include certain performance-based awards to be granted to Christopher T. Fraser according to his employment agreement as of September 24, 2013. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having performance requirement related to debt payments during fiscal year 2015, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1, 2014 and ending July 31, 2015. As of April 30, 2015, the Series 3 awards to Mr. Fraser are expected to vest at 100%.

The weighted-average per share grant-date fair value of target award shares for performance awards outstanding was $17.47 and $14.88 at April 30, 2015 and August 1, 2014, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the nine months ended April 30, 2015 and 2014 was $18.92 and $14.88, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the nine months ended April 30, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2014	50,100	$19.19
Granted (1)	59,498	19.60
Vested(2)	(29,222)	19.69
Non-vested on April 30, 2015	80,376	19.31

(1)

Includes 3,000 shares granted to certain executives and employees which generally vest over one or two year service periods from the grant date or commencement of their employment, and 14,922 shares granted to non-employee directors for service during the nine month period ended April 30, 2015. Also includes 41,576 shares granted to certain executives and key personnel which vest over a service period of three years beginning on August 1, 2014.

(2)

Includes 14,922 shares granted to non-employee directors for service for the nine months ended April 30, 2015. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. The vested amount includes 6,000 shares granted to Mr. Fraser and 8,300 shares granted to certain other executives of the Company.

The total fair value of shares vested during the nine months ended April 30, 2015 and 2014 was approximately $575,000 and $1.6 million, respectively. The amount in the first nine months of fiscal year 2014 includes $1.1 million for shares granted to Mr. Fraser upon becoming President and CEO.

The weighted-average per share grant-date fair value of awards forfeited during the nine months ended April 30, 2015 and 2014 was $14.88 and $17.10, respectively.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	April 30, 2015
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(770)	$(64)	$1,370
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(75)	(1)	41
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(3,394)	29	10,735
Total intangible assets subject to amortization	13.1	$16,421	$(4,239)	$(36)	$12,146
Intangible assets not subject to amortization:
Penta product registrations					8,765
Total intangible assets not subject to amortization					8,765
Total intangible assets, net					$20,911

	Number of Years	July 31, 2014
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(559)	$79	$1,724
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(67)	—	50
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(2,426)	801	12,475
Total intangible assets subject to amortization	13.1	$16,421	$(3,052)	$880	14,249
Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765
Total intangible assets not subject to amortization					14,104
Total intangible assets, net					$28,353

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $372,000 and $403,000 for the three month periods ended April 30, 2015 and 2014, respectively, and $1.2 million and $1.4 million for the nine month periods ended April 30, 2015 and 2014, respectively.

8. Dividends

Dividends of approximately $350,000 ($0.03 per share) and $349,000 ($0.03 per share) were declared and paid in the third quarter of fiscal years 2015 and 2014, respectively. Dividends of approximately $1.1 million ($0.09 per share) and $1.0 million ($0.09 per share) were declared and paid in the first nine months of fiscal years 2015 and 2014, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on June 2, 2015 to be paid on June 26, 2015 to shareholders of record on June 15, 2015.

9. Segment Information

The Company has two reportable segments — electronic chemicals and wood treating chemicals.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Sales
Electronic chemicals	$66,388	$61,542	$199,306	$187,422
Wood treating chemicals	7,566	22,851	45,129	74,710
Total sales for reportable segments	$73,954	$84,393	$244,435	$262,132
Depreciation and amortization (1)
Electronic chemicals	$2,983	$3,202	$9,311	$9,794
Wood treating chemicals	93	104	286	300
Other	108	104	354	328
Total consolidated depreciation and amortization	$3,184	$3,410	$9,951	$10,422
Segment income from operations (2)
Electronic chemicals	$6,644	$3,175	$16,335	$9,508
Wood treating chemicals	2,276	2,092	6,456	5,708
Total segment income from operations	$8,920	$5,267	$22,791	$15,216

(1)	Depreciation and amortization excludes restructuring related depreciation.
(2)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and nine months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Electronic chemicals	$1,802	$2,054	$7,192	$6,492
Wood treating chemicals	597	1,110	2,704	3,240
Total corporate overhead expense allocation	$2,399	$3,164	$9,896	$9,732

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Sales
Total sales for reportable segments	$73,954	$84,393	$244,435	$262,132
Other	10	44	70	118
Net sales	$73,964	$84,437	$244,505	$262,250
Segment income from operations
Total segment income from operations	$8,920	$5,267	$22,791	$15,216
Other corporate expense (1)	(3,062)	(1,292)	(5,715)	(5,758)
Restructuring and realignment charges	(1,097)	(1,061)	(6,329)	(5,092)
Operating income	4,761	2,914	10,747	4,366
Interest expense, net	(111)	(926)	(1,098)	(2,250)
Other income (expense), net (Including gain on sale of creosote distribution business)	(1,823)	(105)	3,700	(540)
Income before income taxes	$2,827	$1,883	$13,349	$1,576

(1)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public company, such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities.

10. Long-Term Debt

The Company’s debt as of April 30, 2015 and July 31, 2014 consisted of the following:

	April 30,	July 31,
	2015	2014
	(Amounts in thousands)
Senior secured debt:
Note purchase agreement, maturing on December 31, 2014, interest rate of 7.43%	$—	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.0% at July 31, 2014	—	40,000
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.000% at April 30, 2015	35,000	—
Total debt	35,000	60,000
Current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$35,000	$60,000

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

The New Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The amount available under the New Credit Facility at April 30, 2015 was limited, however, by a loan covenant restriction related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Taking that restriction into account, at April 30, 2015 the Company could draw approximately an additional $89.1 million on its revolving loan. The Company borrowed $23.5 million on its revolving loan on May 1, 2015 to complete its acquisition of Valves Incorporated of Texas. The maturity date for the New Credit Facility is October 9, 2019.

The revolving loan bears interest at a varying rate of the 30-day LIBOR rate plus a margin based on our funded debt to EBITDA.

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

Advances under the revolving loan bear interest at 1.184% as of April 30, 2015. The Company will also incur an unused commitment fee on the unused amount of commitments under the New Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

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

11. Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate based on the application of an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and nine month periods ended April 30, 2015 is 24.5% and 34.0%, respectively, including the valuation allowances recorded against the Company’s current operating losses for its Italian subsidiary. For the three and nine month periods ended April 30, 2014, the overall effective income tax rate was 34.9% and 110.5%.

Excluding the Italian results and discrete benefits, the estimated annual effective tax rate on ordinary income is 35.6% and 35.2% for the three and nine month periods ended April 30, 2015, respectively. Excluding the Italian results and discrete benefits, for the three and nine month periods ended April 30, 2014 the overall effective rate was 31.3% and 32.0%, respectively. In addition, the Company recognized $593,000 of discrete items net benefits in the nine months ended April 30, 2015.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.0 million, including interest and penalties through April 30, 2015 (at an exchange rate of 1.09 $/€). The Company had a liability for an uncertain tax position for items in the amount of $98,000 and $437,000 as of April 30, 2015 and July 31, 2014, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through April 30, 2015, is €798,000 (or approximately $870,000 at an exchange rate of 1.09 $/€). The Provincial Tax Court issued a ruling in October 2014 agreeing with the Company’s position in the income tax assessment case. In April 2015, the Company received notice that the Italian taxing authority appealed that ruling. The hearing date has not been set. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. In 2005, the EPA and certain potentially responsible parties entered an administrative order on consent which required the implementation of a remedial investigation and feasibility study. The Company understands that these studies were completed by mid‑2012. EPA prepared a Record of Decision, selecting a remedy of excavation and disposal of soil and/or sediment, containment with soil, clay and/or armor caps and monitored natural recovery. The EPA has estimated that the remediation will cost approximately $22.0 million. In October 2014, the Company’s subsidiary, KMG-Bernuth, received a letter from EPA notifying it of potential liability under CERCLA, and inviting it to enter into negotiations to pay for or perform the selected remedy. The Company is engaged in discussions with EPA and approximately seven other parties to assess their respective potential liability. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party and no assurance can be given that the Company will not incur substantial expense to resolve this matter. The Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter.

On October 24, 2014, the Company was notified by Stella-Jones Corporation that effective immediately it was terminating the supply agreement that the Company had with Stella-Jones for creosote. Earlier in the year, the agreement had been extended to June 30, 2017. Stella-Jones claimed it was entitled to repudiate the contract because it believed that the Company would be unable to supply the contract volume in the future. The Company had repeatedly informed Stella-Jones that the Company would be able to supply the required quantity, and told Stella-Jones that it had no right to terminate the agreement. After the termination of the agreement, Stella-Jones continued to purchase creosote from the Company on a spot basis prior to the Company’s sale of its creosote business to Koppers, Inc. Stella-Jones claims that the Company owes approximately $2.4 million for rebates on purchases of creosote in the third and fourth calendar quarters of 2014 prior to the termination. The Company has accrued $1.9 million in rebates for the third calendar quarter of 2014, but payment was withheld when Stella-Jones terminated the agreement. The Company asserts that there was no basis for early termination of the agreement, and further asserts that, because of the early termination of the agreement, Stella‑Jones did not achieve the minimum purchase amount for calendar year 2014, and that no rebates are owed by it for the year. The Company is seeking repayment of rebates already paid to Stella-Jones for the first and second quarters of calendar 2014 of approximately $2.7 million. The Company will pursue any and all remedies available to it for the termination of the agreement, but the ultimate outcome of this matter is subject to uncertainty.

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

13. Restructuring and Realignment Events

As part of the Company’s global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group has been closed, and production has been shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company has also announced that it will close a facility in Milan, Italy, and shift some production to facilities in France and the United Kingdom. The Company estimates that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014, 2015 and 2016. Accelerated depreciation with respect to the closed facilities has been completed and totaled $3.2 million cumulatively for fiscal year 2014 and year-to-date fiscal year 2015.

At April 30, 2015, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2014	$1,888	$810	$27	$2,725
Charges	—	90	11	101
Payments	(882)	(654)	(12)	(1,548)
Adjustment	(274)	(107)	(8)	(389)
Accrued liability at April 30, 2015	$732	$139	$18	$889

Total accelerated depreciation related to the closure of the Fremont and Milan facilities for the three and nine months ended April 30, 2015 was approximately $30,000 and $888,000, respectively, and was $949,000 and $1.7 million for the three and nine months ended April 30, 2014, respectively.

In October 2014, the Company announced a realignment of its hydrofluoric acid business. The Company did not renew the toll manufacturing agreement under which hydrofluoric acid products are produced for the Company by Chemtrade Logistics (“Chemtrade”) at its Bay Point, California facility (the agreement had formerly been with General Chemical). Certain manufacturing equipment at the Bay Point facility had been acquired by the Company in 2007, when the electronic chemicals business of General Chemical was purchased. That equipment has been used for hydrofluoric acid production by Chemtrade. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The Company estimates that it will incur total charges of between $3.5 million and $4.3 million for decommissioning, decontamination and dismantling. Additionally, the Company is obligated to pay certain employee costs that the Company estimates at $0.8 million. In addition, during the third quarter and first nine months of fiscal year 2015 the Company recorded $0.7 million and $4.8 million of accelerated depreciation, respectively. All assets have been fully depreciated as of April 30, 2015.

14. Subsequent Events

On May 1, 2015, the Company completed the acquisition of Valves Incorporated of Texas (“Val-Tex”), a privately held Texas corporation, pursuant to the terms of a previously announced Agreement and Plan of Merger (the “Merger Agreement”) that is intended to qualify as a reorganization under the Internal Revenue Code. Val-Tex manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. In addition to the lubricants business, Val-Tex also owned 606,875 shares of the Company’s common stock. Fred C. Leonard III was the majority shareholder, president and chief executive officer of Val-Tex. He is also a director of the Company.

The merger consideration paid to the former shareholders of Val-Tex was 606,875 shares of common stock of the Company plus $23.7 million in cash. The 606,875 shares of the Company previously owned by Val‑Tex were cancelled as of the time of the merger, and no additional net shares of the Company are outstanding as a result of the merger. The cash portion of the purchase price included payment of approximately $236,000 for the value of inventory at closing that exceeded $1.5 million. The merger consideration was determined based on arms-length negotiation among the parties to the Merger Agreement and was based on the estimated fair value of the assets, liabilities and business involved. The Company also assumed liabilities of approximately $0.5 million. The Company completed the acquisition by borrowing $23.5 million on its revolving loan under its existing credit facility with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in electronic chemicals, industrial wood treating chemicals and industrial valve lubricants and sealants. Our electronic chemicals are sold to the semiconductor industry, where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood treating chemicals, pentachlorophenol (“penta”) and creosote, are used by our industrial customers primarily to extend the useful life of utility poles and railroad crossties. Our valve lubricants and sealants enable optimal valve operation and help prevent costly downtime at oil and gas storage facilities and pipelines. In addition, our lubricants and sealants provide important safety benefits along with preventing fugitive valve emissions.

Acquisition of Valves Incorporated of Texas

On May 1, 2015, we completed the acquisition of Valves Incorporated of Texas (“Val-Tex”), a privately held Texas corporation, pursuant to the terms of a previously announced Agreement and Plan of Merger (the “Merger Agreement”). Val-Tex manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. In addition to the lubricants business, Val-Tex also owned 606,875 shares of our common stock. The merger consideration paid to the former shareholders of Val-Tex was 606,875 shares of our common stock plus $23.7 million in cash. The 606,875 shares of the Company previously owned by Val‑Tex were cancelled as of the time of the merger, and no additional net shares of the Company are outstanding as a result of the merger. The financial condition and results of operation of the valve lubricants and sealants business will first be included in our Annual Report on Form 10‑K for the year ended July 31, 2015.

Sale of Creosote Distribution Business

On January 16, 2015, we sold our creosote distribution business, part of our wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. The transaction closed concurrently with the signing of the asset purchase agreement. Assets that were sold in the transaction included our EPA registrations for creosote, creosote inventory, railcar and tank terminal leases and various customer agreements. The sale price for the assets was approximately $14.9 million. The gain on the sale was $5.4 million.

Sale of Elwood Facility

The Company had retained the real estate and building of its facility in Elwood, Kansas when its animal health business was sold in 2012 and had been leasing the facility to a third party since that time. The tenant, Ritepack, Inc., exercised its option to purchase the facility. The sale price was $2.5 million, payable in cash on the closing date. The sale of the facility closed on February 26, 2015. The Company recognized a loss on the sale of approximately $29,000.

Restructuring and Realignment

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. and production has been shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We have also announced that we will close a facility in Milan, Italy, and shift some production to our facilities in France and the United Kingdom. We have begun decommissioning certain manufacturing equipment in Milan, and have started to transition products from there to other sites in Europe. Overall, the consolidation of our global operations remains on schedule. We estimate that restructuring charges, exclusive of accelerated depreciation, will range between $7.0 million and $9.0 million cumulatively over fiscal years 2014, 2015 and 2016. Accelerated depreciation with respect to the closed facilities was approximately $3.2 million cumulatively for fiscal year 2014 and year-to-date fiscal year 2015. See Note 13 to the financial statements included in this report.

In October, 2014, we announced a realignment of our hydrofluoric acid business and that we would not renew our Bay Point toll manufacturing agreement with Chemtrade. Under that agreement, we must pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of our manufacturing equipment at the site. Operations ceased in the third quarter of fiscal year 2015. We estimate that we will incur realignment charges of between $3.5 million and $4.3 million for decommissioning, decontamination and dismantling. We are also obligated to pay certain employee costs that we estimate at $0.8 million. In addition, during the third quarter and first nine months of fiscal year 2015, we recorded $0.7 million and $4.8 million of accelerated depreciation on manufacturing equipment, respectively. All assets have been fully depreciated as of April 30, 2015. See Note 13 to the financial statements included in this report.

Results of Operations

Three and Nine Month Periods Ended April 30, 2015 compared with the Three and Nine Month Periods Ended April 30, 2014

Segment Net Sales

Segment data is presented for our two reportable segments for the three and nine month periods ended April 30, 2015 and 2014. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Sales
Electronic chemicals	$66,388	$61,542	$199,306	$187,422
Wood treating chemicals	7,566	22,851	45,129	74,710
Total sales for reportable segments	$73,954	$84,393	$244,435	$262,132

Net Sales

Net sales for reportable segments decreased $10.4 million, or 12.3%, to $74.0 million in the third quarter of fiscal year 2015 from $84.4 million for the same period of the prior year. For the nine months ended April 30, 2015, net sales for reportable segments decreased $17.6 million, or 6.7%, to $244.5 million from $262.1 million. The decline in net sales for both the quarterly and nine month periods was primarily due to the fact that creosote sales ceased upon the divestiture of the creosote business in January 2015.

In the third quarter of fiscal year 2015, the electronic chemicals segment had net sales of $66.4 million, an increase of $4.9 million, or 8.0%, as compared to $61.5 million for the prior year period. For the nine month periods, net sales in the electronic chemicals segment increased $11.9 million, or 6.4%, to $199.3 million from $187.4 million. In both periods, net sales increased over the prior year period because of increased sales volume and pricing in North America and Asia, offset to a degree by weaker sales in Europe.

Net sales of wood treating chemicals decreased $15.3 million, or 66.8%, to $7.6 million in the third quarter of fiscal year 2015 as compared to $22.9 million for the prior year period. For the nine month period, net sales in the wood treating segment decreased $29.6 million, or 39.6%, to $45.1 million from $74.7 million. The decline in net sales for both the quarterly and nine month periods was primarily due to the fact that creosote sales ceased upon the divestiture of the creosote business in January 2015.

Gross Profit

Gross profit increased by $2.0 million, or 8.1%, to $26.8 million in the third quarter of fiscal year 2015 from $24.8 million in the same quarter of the prior year. For the nine month period, gross profit increased $7.5 million, or 9.9%, to $83.0 million from $75.5 million in the prior year period. The increases in aggregate gross profit for the quarterly and nine month period comparisons were due to increased sales in our electronic chemicals business. Gross profit as a percentage of sales improved to 36.3% in the third quarter of fiscal year 2015 from 29.3% in the third quarter of fiscal year 2014. For the nine month period ended April 30, 2015, gross profit as a percentage of sales improved to 33.9% from 28.8% for the nine month period ended April 30, 2014. The improvements in gross profit as a percentage of sales in the quarterly and nine month periods were due to the sale of our creosote distribution business, which included products with lower profit margins.

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

Distribution Expenses

Distribution expenses were down in the third quarter of fiscal year 2015 by $0.3 million, or 2.5%, to $11.7 million as compared to $12.0 million in the prior year period. Distribution expenses were approximately 15.8% and 14.2% of net sales for the third quarter of fiscal years 2015 and 2014, respectively. Distribution expenses for the nine month periods ending April 30, 2015 and 2014 were $37.7 and $37.0 million, respectively, an increase of $0.7 million or 1.9%, in fiscal year 2015 over the prior year period. Distribution expense as a percent of revenue for the nine month periods ended April 30, 2015 and 2014 were 15.4% and 14.1% of net sales, respectively. Distribution expense is heavily concentrated in our electronic chemicals business, and the change in the nine month comparisons for that expense in fiscal year 2015 is primarily driven by greater volume shipments in that segment. Distribution expense decreased in the quarterly period over the same period in the prior year, despite greater volume shipments in North America, because of lower volume shipments in the segment in Europe and improved cost control in Asia.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $0.5 million, or 5.7%, to $9.3 million in the third quarter of fiscal year 2015 from $8.8 million in the same quarter of fiscal year 2014. Those expenses were 12.5% and 10.4% of net sales in the third quarter of fiscal years 2015 and 2014, respectively. For the nine month period, those expenses decreased $0.9 million or 3.1% to $28.2 million from $29.1 million. The increase in the third quarter of fiscal year 2015 over the same period of the prior year is primarily the result of increases in short-term incentive expenses of $0.6 million and stock-based compensation expenses of $0.5 million, offset in part by a decrease of $0.3 million for professional services. The decrease for the comparable nine month period is primarily the result of $1.3 million of CEO transition costs we incurred in the first quarter of fiscal year 2014 and a decrease of $1.7 million for professional services for the nine month period ended April 30, 2015 as compared to the prior year period, partially offset by increases in short‑term incentive expenses of $1.0 million and stock-based compensation expenses of $1.3 million during the same period.

Segment Income from Operations

In the third quarter of fiscal year 2015, operating income in the electronic chemicals segment (excluding restructuring charges) was $6.6 million, an increase of $3.4 million, or 106.3%, as compared to $3.2 million for the prior year period. For the nine month period, operating income in the electronic chemicals segment increased $6.8 million, or 71.6%, to $16.3 million from $9.5 million.  The improvement in the quarterly and nine month comparisons was due to increased sales in North America and Asia, partially offset by weaker sales in Europe.

In our wood treating chemicals segment, operating income increased approximately $0.2 million, or 9.5%, to $2.3 million in the third quarter of fiscal year 2015 as compared to $2.1 million for the prior year period. For the nine month period, operating income in the wood treating segment increased $0.8 million, or 14.0%, to $6.5 million from $5.7 million. Operating income in wood treating chemicals increased in the third quarter of fiscal year 2015 and nine month period ended April 30, 2015 due to lower supply chain costs as a result of the sale of our creosote distribution business in January 2015, improved sales of penta products and lower raw material costs.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue potential acquisition opportunities. See Note 9 to the financial statements included in this report. For the three and ninth months ended April 30, 2015, other corporate expense was $3.1 million and $5.7 million, respectively, including $2.3 million and $1.0 million for professional services in the same periods and $0.8 million and $2.0 million for stock-based compensation in the same periods. For the three and nine months ended April 30, 2014, other corporate expense was $1.3 million and $5.8 million, respectively.

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

In the third quarter of fiscal year 2015 adjusted EBITDA, which excludes the effect of the gain on the sale of the creosote business, acquisition-related restructuring, the realignment of the hydrofluoric acid business, integration and CEO transition expenses, was $9.1 million, an increase of $1.5 million, or 19.7%, as compared to $7.6 million in the third quarter of fiscal year 2014. For the nine month period ended April 30, 2015, adjusted EBITDA was $27.0 million, an increase of $5.4 million, or 25%, as compared to $21.6 million for the prior year period. The improvement in adjusted EBIDTDA for the third quarter of fiscal year 2015 and for the nine month period ended April 30, 2015 came from increased sales volume and pricing in our electronic chemicals business in North America.

In the third quarter of fiscal year 2015 diluted adjusted earnings per share was $0.35, compared to $0.20 in the third quarter of fiscal year 2014. For the nine month period ended April 30, 2015, adjusted earnings per share was $0.89, compared to $0.54 for the nine month period ended April 30, 2014. The increase in adjusted earnings per share in the third quarter of fiscal year 2015 and in the nine month period ended April 30, 2015 primarily reflects improved results from our electronic chemicals business in North America.

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

The table below provides a reconciliation of operating income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Operating Income	$4,761	$2,914	$10,747	$4,366
Other expense	(339)	(105)	(498)	(540)
Depreciation and amortization	3,894	4,359	15,591	12,142
EBITDA	8,316	7,168	25,840	15,968
Acquisition and integration expenses	441	358	441	1,018
CEO transition costs	—	—	—	1,280
Restructuring and realignment charges, excluding accelerated depreciation and amortization	388	112	689	3,372
Adjusted EBITDA	$9,145	$7,638	$26,970	$21,638

The table below provides a reconciliation of net income/(loss) to adjusted net income and diluted adjusted earnings per share.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(Amounts in thousands)
Net income (loss)	$2,135	$1,226	$8,810	$(166)
Items impacting pre-tax income, net of tax:
Restructuring and realignment charges(1)	713	929	4,114	4,965
Acquisition and integration expenses	287	233	287	663
CEO transition costs	—	—	—	833
Gain on sale of creosote business	152	—	(3,541)	—
Environmental site cleanup reserve	812	—	812	—
Adjusted net income	$4,099	$2,388	$10,482	$6,295
Diluted adjusted earnings per share	$0.35	$0.20	$0.89	$0.54
Weighted average diluted shares outstanding	11,819	11,673	11,758	11,606

(1)The restructuring and realignment charges include the income tax valuation allowance.

Interest Expense, net

Interest expense was $0.1 million and $0.9 million in the third quarter of fiscal years 2015 and 2014, respectively, and was $1.1 million and $2.3 million for the first nine months of fiscal year 2015 and 2014, respectively. Interest expense declined because of lower interest rates from the refinancing of our credit facility on October 9, 2014, and also because the amount outstanding on our outstanding indebtedness was lower in the third quarter of fiscal year 2015 and the nine months ended April 30, 2015 compared to the prior year periods.

Income Taxes

The overall effective income tax rate for the three and nine month period ended April 30, 2015 was 24.5% and 34.0%, respectively, including restructuring charges and operational results in Italy for which we do not expect to realize a tax benefit. With the consolidation of our European manufacturing facilities, we expect that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. Excluding the Italian results and other discrete items, the estimated annual effective tax rate on ordinary income was 35.6% and 35.2% for the three and nine months ended April 30, 2015, respectively. The overall effective rate for continuing operations was 34.9% and 110.5% for the three and nine months ended April 30, 2014.

Liquidity and Capital Resources

Cash Flows

For the nine months ended April 30, 2015, operating cash flows were favorably impacted by higher sales in our electronic chemicals business, resulting in adjusted EBITDA of $27.0 million. However, we made restructuring and realignment payments of $3.4 million, and paid $8.4 million for interest and income taxes during the nine months ended April 30, 2015. In addition, there was a decrease in accounts payable of $5.3 million primarily due to the sale of the creosote distribution business

During the three months ended April 30, 2015, we repaid $4.0 million on our revolving credit facility.

Working Capital

On October 9, 2014, we entered into a new amended and restated credit agreement (the “New Credit Facility”) under which we have a revolving line of credit of $150.0 million. At April 30, 2015, we had $35.0 million outstanding under the revolving facility, and an additional $2.8 million was reserved for outstanding letters of credit, with up to an additional $112.2 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation (“EBITDA”), and at April 30, 2015, that covenant limited our additional borrowing capacity to $89.1 million. On May 1, 2015, we borrowed $23.5 million against our revolving loan to complete our acquisition of Val-Tex.

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

The revolving loan under the New Credit Facility bears interest at varying rate of the 30-day LIBOR rate plus a margin based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as described in the table.

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

Advances under the revolving loan bear interest at 1.184% as of April 30, 2015. At July 31, 2014, advances under the revolving loan under our old credit agreement bore interest at 2.155%. At April 30, 2015, $35.0 million was outstanding on the revolving loan under the New Credit Facility, and an additional $2.8 million was reserved for outstanding letters of credit. On May 1, 2015, we borrowed $23.5 million against our revolving loan to complete our acquisition of Val-Tex.

Loans under the New Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On April 30, 2015, we were in compliance with all of our debt covenants.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

●	the loss or significant reduction in business from primary customers;
●	the loss of key suppliers;
●	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;
●	the impact of penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;
●	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;
●	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
●	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;
●	availability or increases in the price of energy, our primary raw materials and active ingredients;
●	the timing of planned capital expenditures;
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

The Conference of the Parties (“COP”), comprising representatives from countries that have ratified the treaty known as the Stockholm Convention, met in May 2015 and considered the classification of penta as a persistent organic pollutant (“POP”). The COP accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and cross‑arms could continue for an extended period of six to eleven years. We supply penta to industrial customers who use it primarily to treat utility poles and cross-arms. The United States is not bound by the determination of the COP because it did not adopt the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. No assurance can be given that the ultimate action of the COP will not have a material adverse effect on our financial condition and results of operation.

ITEM 6.	EXHIBITS

The financial statements are filed as part of this report in Part 1, Item 1. The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

10.35

Agreement and Plan of Merger dated as of April 1, 2015, among KMG Chemicals, Inc., Valves Incorporated of Texas, KMG Victoria I, LLC, KMG Victoria II, LLC and the Principal Shareholders and the Shareholders’ Representative named therein (incorporated by reference to Exhibit 10.35 of the Company’s report on Form 8-K filed with the SEC on April 2, 2015).

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	June 9, 2015
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date:	June 9, 2015
Malinda G. Passmore
Chief Financial Officer