Form 10-K
period 2015-07-31
KMG CHEMICALS INC
filed 2015-11-27
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of $20.92 on The New York Stock Exchange as of the last business day of our most recently completed second fiscal quarter (January 30, 2015) was $181.3 million.

As of November 23, 2015, there were 11,715,586 shares of the registrant’s common stock, par value $0.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to our annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

Company Overview

We were incorporated in 1992 as a Texas corporation. We manufacture, formulate and globally distribute specialty chemicals through our three wholly owned subsidiaries, KMG Electronic Chemicals, Inc. (“KMG EC”), KMG-Bernuth, Inc. (“KMG Bernuth”) and KMG Val-Tex, LLC (“Val-Tex”). We grow primarily by purchasing product lines and businesses that operate in segments of the specialty chemical industry that:

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

We have acquired and currently operate businesses selling electronic chemicals, industrial wood treating chemicals and industrial valve lubricants and sealants. Our electronic chemicals segment provides high purity and ultra purity, wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier of these wet process chemicals to the semiconductor industry in the United States and have a significant presence in Europe and Asia. Our wood treating chemicals, based on pentachlorophenol, or penta, are sold to industrial customers who use these preservatives primarily to extend the useful life of wood utility poles and cross-arms. We are the only supplier of penta in North America. Our industrial valve lubricants and sealants enable optimal valve operation and help prevent costly downtime at oil and gas storage facilities and pipelines. In addition, our lubricants and sealants provide important safety benefits along with preventing fugitive valve emissions. On January 16, 2015, we sold our creosote distribution business, part of our wood treating chemicals business, to Koppers Inc. pursuant to an asset purchase agreement.

For the twelve months ended July 31, 2015, we generated revenues of $320.5 million and net income of $12.1 million. On July 31, 2015, we had total long-term debt, net of current maturities, of $53.0 million, cash and cash equivalents of $7.5 million and total stockholders’ equity of $123.4 million.

Business Strategy

We seek to build long-term shareholder value through smart and efficient management of our existing operations, and through the rapid integration and optimization of acquired businesses. We favor businesses with stable markets, providing opportunities for harvesting operational synergies and enhancing margins. We focus on mature, specialty chemicals that large companies often ignore. Our actions are guided by our core values, which emphasize a passion for excellence, that we value our people, and that character and teamwork are critical. Three fundamental principles are at the core of our strategy:

•

Operate . We seek to maximize cash flow by managing our plants with the best-available technology. We enhance the value of our operations by concentrating on customer satisfaction and efficient management of our resources to increase our profitability and cash flows.

•

Acquire . The cash flows generated by the businesses that we operate provide us with the ability to pursue further acquisitions in order to build on our existing segments, or to establish a new business platform for future growth. We employ a methodical approach to identify and evaluate potential acquisitions, only pursuing those that meet our financial and strategic criteria. Our discipline throughout the acquisition process maximizes the chances of long-term success.

•

Integrate . We have consistently improved our ability as an organization to integrate progressively larger and more complex acquisitions. Our focus is to maintain reliable service to our customers during the integration period, identify and harvest the long-term synergies, and efficiently absorb acquired businesses into our operations. An effective integration strategy is an essential precondition for our operational success.

Business Segments

Electronic Chemicals. Our electronic chemicals business sells high purity and ultra purity wet process chemicals primarily to the semiconductor industry. Our electronic chemicals business accounted for 82.9% of our net sales in fiscal year 2015, 71.8% of our net sales in fiscal year 2014, and 63.0% in fiscal year 2013.

Our electronic chemicals are used to clean and etch silicon wafers in the production of semiconductors. The electronic chemicals business was acquired initially in December 2007 from Air Products and Chemicals, Inc. (“Air Products”), and expanded with our purchases in March 2010 and in May 2013 of similar businesses from General Chemical Performance Products LLP (“General Chemical”) and OM Group, Inc. (“OM Group”), respectively. Our products include sulfuric, phosphoric, and nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol, other specialty organic solvents and various blends of chemicals. We operate our electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”) and KMG Electronic Chemicals Luxembourg Holdings S.a.r.l. (“KMG Lux”) (and its subsidiaries) in Europe and Asia and have facilities in the United States, the United Kingdom, France, Italy and Singapore. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. We purchase the needed chemicals from various suppliers, and in some cases we purify those chemicals further. We are responsible for product purity levels, for analytical testing, blending and packaging, and for distribution to our customers. Our products are sold in bulk and in containers, including bottles, drums and totes. This purification and distribution process is largely accomplished at our facilities in the United States, Europe and Singapore.

Other Chemicals. Our other chemicals segment includes our wood treating chemicals business and our industrial valve lubricants and sealants business. Our other chemicals segment constituted about 17.1% of our net sales in fiscal year 2015, 28.2% of our net sales in fiscal year 2014, and 37.0% in fiscal year 2013.

In our wood treating chemicals business, we supply penta to industrial customers who use this preservative to pressure treat wood products, primarily utility poles and cross-arms, to extend their useful life by protecting against insect damage and decay. Our penta products include solid blocks and concentrated solutions. We estimate that approximately two million treated utility poles are purchased each year by electric utility companies in the United States and that approximately 45% of those utility poles are treated with penta. We manufacture solid penta blocks at our facility in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly owned subsidiary of KMG Bernuth. We sell solid penta to our customers, or dissolve it to make concentrated solutions of penta which are sold to customers from our Matamoros, Mexico and Tuscaloosa, Alabama facilities. We sell penta products in the United States, Canada and Mexico. We also sell hydrochloric acid, which is a byproduct of penta production for use in the steel and oil well service industries. On January 16, 2015, we sold our creosote distribution business, part of our wood treating chemicals business, to Koppers Inc. pursuant to an asset purchase agreement.

In our industrial valve lubricants and sealants business, we manufacture and distribute industrial sealants, lubricants and related equipment, primarily to the oil and gas storage, pipeline and gas distribution markets, through one facility in the United States. Our industrial valve lubricants and sealants enable optimal valve operation and help prevent costly downtime at oil and gas storage facilities and pipelines. In addition, they provide important safety benefits and prevent fugitive valve emissions. The industrial valve lubricants and sealants business was acquired on May 1, 2015 through the acquisition of Valves Incorporated of Texas, a privately held Texas corporation, pursuant to the terms of an agreement and plan of merger.

Suppliers

In our electronic chemicals segment we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity and ultra purity products to our customers.

In our other chemicals segment, our wood treating chemicals and lubricants depend on outside suppliers for all of the raw materials needed to produce our products, and are subject to fluctuations in the price of those materials. The principal raw materials used are chlorine, phenol and co-solvent for our penta products and castor oil and fumed silica for our lubricants, each of which we purchase from a limited number of suppliers.

No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.

Customers

We sell our products to approximately 2,500 customers, almost 2,000 of which are customers of our industrial lubricants and sealants business. One of our electronic chemicals customers, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2015. Intel, along with one of our wood treating chemicals customers, Stella Jones Corporation, prior to the sale of our creosote distribution business, accounted for 10% or more of our revenues in fiscal years 2014 and 2013. No other customer accounted for 10% or more of our revenue in fiscal years 2015, 2014 or 2013. The loss of the Intel business would have a material adverse effect on sales of our electronic chemicals or wood treating chemicals businesses, respectively.

Marketing

We sell to our electronic chemicals customers through a combination of account managers and other sales personnel organized by geographic region. Our other chemicals are sold in the United States, Canada and Mexico through an internal sales force, distributors and independent agents, and sold internationally through distributors and agents.

Geographical Information

Sales made to customers in the United States were 57.2% of total revenues in fiscal year 2015, 60.2% in 2014 and 76.0% in 2013. Sales made outside of the United States were primarily electronic chemicals sold in Europe, Israel and Singapore. As of the end of fiscal year 2015, our property, plant and equipment were allocated, based on net book value, 56.3% in the United States and 43.7% elsewhere.

Competition

There are only a few firms competing with us in the sale of our electronic and wood treating chemical products. In our industrial valve lubricants and sealants business, we compete with many other firms. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service and training.

In electronic chemicals in North America, we believe that we have a significant market share, and our principal competitors include Honeywell, Kanto Corporation and Avantor (formerly Mallinckrodt Baker). Internationally, we compete in Europe primarily with BASF, Technic and Honeywell, and in Asia with BASF, Kanto Corporation and others. We believe our market share in Europe is comparable to our competitors, and we do not participate materially in the market in Asia outside of Singapore.

In our electronic chemicals business, our customers demand that each of their suppliers and each product used to make their semiconductors go through a rigorous qualification process. Once a customer has qualified one or more suppliers and their products for one of its fabrication facilities, there is often reluctance to switch to suppliers who are not qualified.

The principal wood preserving chemicals for industrial applications are penta, creosote and chromated copper arsenate, or CCA. We supply customers in the United States with penta, but not creosote or CCA. We are the only manufacturer of penta based preservatives in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay, extending their useful life by many years. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta. The remaining poles are treated primarily with creosote or CCA.

Our wood treating chemicals must be registered prior to sale under United States law. See “Environmental and Safety Matters — Licenses, Permits and Product Registrations.” As a condition to registration, any company wishing to manufacture and sell these products must provide substantial scientific research and testing data regarding the chemistry and toxicology of the products to the U.S. Environmental Protection Agency (“EPA”). This data must be generated by the applicant, or the applicant must purchase access to the information from other data providers. We believe that the cost of satisfying the data submission requirement serves as an impediment to the entry of new competitors, particularly those with lesser financial resources. While we have no reason to believe that the product registration requirement will be materially modified, we cannot give any assurances as to the effect of such a discontinuation or modification on our competitive position.

In our industrial lubricants business, competitors include about twenty-five other businesses that serve the oil and gas storage, pipeline and gas distribution markets, none of which have a dominant market position. Our principal competitors include Flowserve Corporation and JetLube, Inc.

Employees

As of the end of fiscal year 2015, we had a total of 657 full-time employees. We employed 514 employees in our electronic chemicals segment, 96 employees in our other chemicals segment, and 47 employees in administration and corporate. Approximately 19.3% of our employees are represented by labor unions, workers councils or comparable organizations, particularly in Mexico and Europe.

Environmental and Safety Matters

Our operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the protection of the environment and human health and to safety, including those pertaining to chemical manufacture and distribution, waste generation, storage and disposal, discharges to waterways, and air emissions and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We devote significant financial resources to ensure compliance with environmental laws.

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

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” and “Superfund”, and comparable state laws generally impose joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of specified substances, including under CERCLA those designated as “hazardous substances.” These persons include the present and certain former owners or operators of the site where the release occurred and those that disposed or arranged for the disposal of the hazardous substance at the site. These liabilities can arise in association with the properties where operations were conducted, as well as disposal facilities where wastes were sent. Many states have adopted comparable or more stringent state statutes. In the course of our operations, we generated materials that fall within CERCLA’s definition of hazardous substances. We may be the owner or operator of sites on which hazardous substances have been released and may have generated hazardous substances that have been transported to or otherwise released upon offsite facilities. We may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been released by previous owners or operators, facilities which we previously owned or operations at which such substances were released, and offsite facilities to which our wastes were transported and for associated damages to natural resources.

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

Clean Air Act. The federal Clean Air Act (CAA), as amended and comparable state and local laws restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permit requirements or utilize specific equipment or technologies to control emissions. Governmental agencies (and in the case of civil suits, private parties in certain circumstances) can bring actions for failure to strictly comply with air pollution regulations or permits and generally enforce compliance through administrative, civil or criminal enforcement actions, resulting in fines, injunctive relief (which could include requiring us to forego construction, modification or operation of sources of air pollutants) and imprisonment. We may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues.

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

Licenses, Permits and Product Registrations. Certain licenses, permits and product registrations are required for our products and operations in the United States, Mexico, Europe, Singapore, and in other countries where we do business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of chemicals such as penta are subject to registration and notification requirements under federal law (including under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Toxic Substances Control Act, and comparable state law) in order to sell those products in the United States. Compliance with these laws has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations. Under FIFRA, the law’s registration system requires an ongoing submission to the EPA of substantial scientific research and testing data regarding the chemistry and toxicology of pesticide products by manufacturers.

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

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, available at www.sec.gov . You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our stock trades under the ticker symbol “KMG” on the New York Stock Exchange. Except for portions of our proxy statement to be filed with the SEC, no information from either the SEC’s website or our website is incorporated herein by reference.

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

An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at the manufacturing plants of our customers, could have a material adverse impact on the results of our electronic chemicals segment. Similarly, an economic downturn affecting utilities or the oil and gas industry could have a material adverse effect on demand in our other chemicals segment.

A significant portion of our revenue and operating income are concentrated in a small number of customers.

We derive a significant portion of our revenues and operating income in our electronic chemicals and other chemicals segments from sales of products to a small number of customers. As a result, the loss of Intel, Stella or another significant customer, or a material reduction of demand from any of those customers, could adversely affect our revenues and operating income.

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

In our electronic chemicals segment, we are nearing the completion of our integration of the UPC subsidiaries acquired from OM Group at the end of May 2013. The size and complexity of that effort has been substantial, particularly because of the number of facilities involved, the broad geography of the electronic chemicals footprint, and the detailed coordination required to meet the needs of our customers. We believe that a successful integration allows us to achieve important advantages for our business and financial results, particularly from product sourcing and supply chain optimization. This integration effort is largely complete, and we believe it will generate a substantial improvement in segment operating income. No assurance can be given, however, that the effort will not take longer or be more costly than currently believed, and no assurance can be given that the advantages sought in the integration will be obtained.

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

We depend on a limited number of suppliers for certain key raw materials needed by our businesses, such as sulfuric, hydrofluoric and nitric acids. Those suppliers are subject to a variety of operational and commercial constraints that can adversely impact our supply. If we were to lose suppliers for key raw materials, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.

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

Our wood treating products are sold into relatively stable markets. However, demand for treated wood generally increases or decreases with the financial strength and maintenance budgets of electric utilities, and demand can vary with damage levels suffered from severe storms. A significant decline in utility pole sales could have a material adverse effect on our business, financial condition and results of operations.

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

We purchase raw materials for our electronic chemicals business from a number of domestic and foreign suppliers. Although we believe that the raw materials we require in our electronic chemicals business will be available in sufficient supply on a competitive basis for the foreseeable future, increases in the cost of raw materials, including energy and other inputs used to make our products, could affect future sales volumes, prices and margins for our products. If a supplier should cease to deliver goods or services to us, we would in most cases find other sources. However, such a disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes could adversely impact our ability to obtain key raw materials in a timely fashion, or at all.

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

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to certain of our other agreements. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

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

The EPA and other federal and state agencies in the United States, as well as comparable agencies in other countries where we have facilities or sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These environmental laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution resulting from our operations. We expend substantial funds to minimize the discharge of hazardous materials in the environment and to comply with governmental regulations relating to protection of the environment. Compliance with environmental and health and safety laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. We have incurred, and expect to continue to incur, significant costs to comply with environmental and health and safety laws or to address liabilities for contaminated facilities. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of the various laws and governmental regulations, and could, among other things, impose liability on us for cleaning up the damage resulting from a release of pesticides, hazardous materials or other chemicals into the environment.

If our products are not re-registered by the EPA or are re-registered subject to new restrictions, our ability to sell our products may be curtailed or significantly limited.

Our penta product registrations are under continuous review by the EPA under FIFRA. We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required our customers to incur substantial additional costs and to revise certain operating procedures. The EPA also required that penta registrants provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued re-registration. The cancer risk profile of penta was recently reviewed under the National Toxicology Program, and the EPA will reconsider its risk assessment of penta and may subject penta to a greater degree of regulatory or commercial scrutiny. We cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for our penta products have been satisfied, and that all additional testing requirements have been satisfied. Even though EPA concluded that our wood treating chemicals were eligible for re-registration in 2008, our products are subject to further review and data submission requirements, and we cannot assure you that our products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

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

Changes in regulatory, legislative and industry requirements, or changes driven by supply-chain pressures, may shift current customers away from products using penta or certain of our other products and toward alternative products that are believed to have fewer environmental effects. The EPA, foreign and state regulators, local governments, private environmental advocacy organizations and a number of large industrial companies have proposed or adopted policies designed to decrease the use of a variety of chemicals, including penta and others included in certain of our products. Our ability to anticipate changes in regulatory, legislative, and industry requirements, or changes driven by supply-chain pressures, will be a significant factor in our ability to remain competitive. Further, we may not be able to comply with changed or new regulatory or industrial standards that may be necessary for us to remain competitive.

We cannot assure you that the EPA, foreign and state regulators and local governments will not restrict the uses of penta or certain of our other products or ban the use of one or more of these products, or that the companies who use our products may decide to reduce significantly or cease the use of our products voluntarily. As a result, our products may become obsolete or less attractive to our customers.

Volatility of oil and natural gas prices can adversely affect demand for our products and services.

Volatility in oil and natural gas prices may impact our customers’ activity levels and spending for our products and services.  Expectations about future prices and price volatility are important for determining future spending levels for customers of our industrial valve lubricants and sealants products.

Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas were highly volatile in 2014 and 2015 and declined dramatically. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from US shale production, international political conditions, including recent uprisings and political unrest in the Middle East and Africa, the European sovereign debt crisis, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to slowing economic growth in China and continued weak economic growth in Europe, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions.

Lower oil and natural gas prices generally lead to decreased spending by customers of our industrial valve lubricants and sealants. While higher oil and natural gas prices generally lead to increased spending by our customers in that business, sustained high energy prices can be an impediment to economic growth and to other segments of our business as described below, and can therefore negatively impact spending by some of our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas for our customers in the industrial lubricants and sealants business and could have a material adverse effect on our results of operations.

The profitability of our electronic chemicals and some of our other chemicals could also be adversely affected by high petroleum prices.

The profitability of our business depends, to a degree, upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make our products, including penta solutions. High petroleum prices also affect the businesses of our customers. Our penta customers dissolve our product in petroleum based materials to make a treating solution for utility poles. Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse effect on our results of operations. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices.

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

We are dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a limited number of locations. If a catastrophe or cyber security event were to occur at one or more of those locations or with our data, it could have a material adverse effect on our business.

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

In addition, we may be susceptible to acts of aggression on our critical operating system. Cyber security events such as computer viruses, electronic break-ins or other similar disruptive technological problems could also adversely affect our operations. Should such an event occur in the future, our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our computer systems and could affect our financial and operating results, causing disruptions in operations, damage of reputation, litigation, increased costs, or inaccurate information reported by our manufacturing facilities.

Weather may adversely impact our ability to conduct business.

Our penta facility in Matamoros, Mexico, and several suppliers of raw materials for our electronic chemicals business are located on or near the Gulf of Mexico. Thus, we are dependent on terminals and facilities located in coastal areas for a substantial portion of certain of the raw materials we use, the penta we make and for our electronic chemicals products. These terminals and facilities are vulnerable to hurricanes, rising water and other adverse weather conditions that have the potential to cause substantial damage and to interrupt operations. For example, in 2005 Hurricane Katrina temporarily closed a terminal in New Orleans, Louisiana that we used for creosote distribution (a business we have since divested) and forced us to locate an interim substitute terminal. There can be no assurance that adverse weather conditions will not affect the availability of penta and certain other raw materials in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations. More generally, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our financing and operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate.

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

In general, the chemical industry is cyclical and demand for our wood treating products and lubricants is somewhat seasonal. There is greater demand for our wood treating chemicals in the summer than in the winter because of the effects of weather on timber harvest, and the pipeline customers of our lubricants business tend to prefer doing maintenance on their systems from the spring through the fall seasons. Our electronic chemical products are often used to produce semiconductors for industries and applications that are cyclical in nature, as well as subject to customer marketing programs and requirements. There can be no assurance that our business, resources and margins will not be adversely affected by seasonal or cyclical effects.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team, including Christopher T. Fraser, our President and Chief Executive Officer, Malinda G. Passmore, our Chief Financial Officer, Ernest C. Kremling, our Vice President of Operations, Andrew Lau, our Vice President of Electronic Chemicals, Michael A. Hoffman, our Vice President and General Manager of Wood Treating Chemicals, Jason Councill, our Vice President and General Manager of Industrial Valve Lubricants and Sealants, Christopher W. Gonser, our Vice President of Human Resources, and Roger C. Jackson, our General Counsel. While we have succession plans for key positions, the loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

About 19.3% of our full-time employees are represented by labor unions, workers councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot assure you that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally leads us to raise international pricing, potentially reducing demand for our products. Margins on sales of our products in foreign countries and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations. In some circumstances, for competitive or other reasons, we may decide not to raise local prices to fully offset the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies relative to the U.S. dollar, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to reduce international pricing. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus adversely affecting gross margins.

Additionally, because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. We do not use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2015, we own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Houston, Texas	Corporate Office	17,527 square feet	Leased	January 2017

Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A

Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A

Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A

Houston, Texas	Formulation and Distribution: Lubricants	1.15 acres	Leased	June 2016

Rousset, France	Warehouse and adjacent land: Electronic Chemicals	1.2 acres	Leased	December 2023 and December 2024

St. Cheron, France	Manufacture and Warehouse: Electronic Chemicals	4.0 acres	Owned	N/A

St. Fromond, France	Manufacture and Warehouse: Electronic Chemicals	71.6 acres	Owned	N/A

Milan, Italy	Warehouse: Electronic Chemicals	4.9 acres	Owned	N/A

Milan, Italy	Manufacture: Electronic Chemicals	2.5 acres	Owned	N/A

Johor Bahru, Malaysia	Sales office: Electronic Chemicals	1,360 square feet	Leased	March 2016

Johor Bahru, Malaysia	Warehouse: Electronic Chemicals	750 square feet	Leased	May 2016

Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A

Singapore	Warehouses (2): Electronic Chemicals	3.0 acres	Leased	August 2016 and March 2017

Riddings, UK	Manufacture and Warehouse: Electronic Chemicals	4.2 acres	Leased	August 2025

We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the leases for our offices and facilities in Malaysia and France are not renewed or are terminated, we can obtain other suitable facilities. If our warehouses and facilities in Singapore and the United Kingdom, respectively, were not renewed or terminated, no assurance can be given that we could obtain suitable substitutes without incurring substantial expense. We believe, however, that we will be able to renew our leases on acceptable terms and conditions at the end of their respective terms.

In August 2015 we entered into a lease for corporate offices in Fort Worth, Texas. We intend to relocate our corporate offices from Houston to Fort Worth in December 2015. The new offices consist of 27,778 square feet of space, and the lease extends to December 2028.

We also have several storage agreements with commercial warehouses from which we distribute our electronic chemicals.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 8 to the consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share, is traded on The New York Stock Exchange (trading symbol KMG). As of November 23, 2015, there were 11,715,586 shares of common stock issued and outstanding held by approximately 430 shareholders of record, and more than 300 round lot holders. The following table represents the high and low sale prices for our common stock as reported by the New York Stock Exchange for fiscal year 2015 and fiscal year 2014. The table also shows quarterly dividends we declared and paid during fiscal years 2015 and 2014.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2015
First Quarter	$18.00	$14.04	$0.03	$350,000
Second Quarter	21.14	17.20	0.03	350,000
Third Quarter	30.97	21.79	0.03	350,000
Fourth Quarter	31.90	21.68	0.03	351,000
Fiscal 2014
First Quarter	$24.17	$19.20	$0.03	$347,000
Second Quarter	20.27	14.79	0.03	348,000
Third Quarter	17.18	14.47	0.03	349,000
Fourth Quarter	18.50	14.99	0.03	349,000

We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared and paid a dividend in the first quarter of fiscal year 2016 of $0.03 per share, or approximately $350,000. The current quarterly dividend rate represents an annualized dividend of $0.12 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We repurchased no shares in fiscal years 2015 or 2014.

Our 2009 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on December 8, 2009.

The following information respecting our outstanding options, warrants and rights is provided as of July 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category Equity compensation plans approved by security holders	—	$—	124,575
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	124,575

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2015. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2015, and the balance sheet data as of July 31, 2015 and 2014, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the fiscal years ended July 31, 2012 and 2011, and the balance sheet data as of July 31, 2013, 2012 and 2011 have been derived from our previously issued audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2015	2014	2013	2012	2011
Statement of Income Data(1)
Net sales	$320,498	$353,406	$263,311	$272,700	$255,596
Operating income	16,589	3,951	17,180	25,437	17,022
Income/(loss) from continuing operations	12,138	(988)	9,486	14,315	9,418
Net income/(loss)	12,138	(988)	9,348	13,825	9,729
Income/(loss) per share from continuing operations- basic	$1.04	$(0.09)	$0.82	$1.26	$0.83
Income/(loss) per share from discontinued operations-basic	—	—	(0.01)	(0.04)	0.03
Income/(loss) per share-basic	$1.04	$(0.09)	$0.81	$1.22	$0.86
Income/(loss) per share from continuing operations- diluted	$1.03	$(0.09)	$0.82	$1.24	$0.82
Income/(loss) per share from discontinued operations-diluted	—	—	(0.01)	(0.04)	0.03
Income/(loss) per share-diluted	$1.03	$(0.09)	$0.81	$1.20	$0.85
Cash Flow Data(1)
Net cash provided by operating activities	$17,568	$40,358	$20,272	$25,249	$12,713
Net cash provided by (used in) investing activities	(18,288)	(9,274)	(68,113)	4,043	(8,007)
Net cash provided by (used in) financing activities	(9,091)	(26,065)	59,992	(29,275)	(7,823)
Payment of dividends	(1,402)	(1,393)	(1,378)	(1,249)	(1,017)
Balance Sheet Data(1)
Total assets	$242,359	$250,858	$262,015	$167,690	$185,378
Long-term debt	53,000	60,000	85,000	24,000	41,279
Total stockholders’ equity	123,421	120,206	117,240	106,767	96,530

(1)

Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions during the fiscal years 2015 and 2013; the disposition of our creosote distribution business during the fiscal year 2015; and our restructuring and realignment of operations during the fiscal years 2015 and 2014 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

We manufacture, formulate and globally distribute specialty chemicals. We operate businesses selling electronic chemicals, industrial wood treating chemicals and industrial valve lubricants and sealants. Our electronic chemicals are sold to the semiconductor industry where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood treating chemicals, based on penta, are used by industrial customers primarily to extend the useful life of utility poles and cross-arms. Our valve lubricants and sealants enable optimal valve operation and help prevent costly downtime at oil and gas storage facilities and pipelines. In addition, our lubricants and sealants provide important safety benefits along with preventing fugitive valve emissions.

In fiscal year 2015, approximately 82.9% of our revenues were from our electronic chemicals segment, and 17.1% were from our other chemicals segment, which includes our wood treating chemicals and our industrial valve lubricants and sealants.

Our results of operations are impacted by various competitive and other factors including:

•	fluctuations in sales volumes;
•	raw material pricing and availability;
•	our ability to acquire and integrate new products and businesses; and
•	the difference between prices received by us for our specialty chemical products and the costs to produce those products.

Acquisition of Valves Incorporation of Texas

On May 1, 2015, we completed the acquisition of Valves Incorporated of Texas, a privately held Texas corporation, pursuant to the terms of a previously announced agreement and plan of merger. The acquired company manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. In addition to the lubricants business, Valves Incorporated of Texas also owned 606,875 shares of our common stock. The aggregate merger consideration to the former shareholders of Valves Incorporated of Texas was 606,875 shares of our common stock plus $23.7 million in cash. The 606,875 shares previously owned by Valves Incorporated of Texas were cancelled as of the time of the merger, and no additional net shares were issued as a result of the merger. At the closing of the merger, Valves Incorporated of Texas merged into Val-Tex, our wholly owned subsidiary. See Note 2 to the consolidated financial statements included in this report.

Acquisition of Ultra Pure Chemicals Business

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

Sale of Creosote Distribution Business

On January 16, 2015, we sold our creosote distribution business, part of our previous wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. Creosote is a wood preservative used to treat utility poles and railroad crossties. The transaction closed concurrently with the signing of the asset purchase agreement. Assets that were sold in the transaction included our EPA registrations for creosote, creosote inventory, railcar and tank terminal leases and various customer agreements. The sale price for the assets was approximately $14.9 million. The gain on the sale was $5.4 million.

Sale of Elwood Facility

We had retained the real estate and building of our facility in Elwood, Kansas when we sold our animal health business in 2012 and had been leasing the facility to a third party since that time. The tenant, Ritepack, Inc., exercised its option to purchase the facility. The sale price was $2.5 million, payable in cash on the closing date. The sale of the facility closed on February 26, 2015. We recognized a loss on the sale of approximately $29,000.

Restructuring and Realignment of Operations

In October 2013, we announced that, as part of a global restructuring of our electronic chemicals operations, we would close our Fremont, California manufacturing site acquired in the UPC acquisition, and shift production primarily to our Hollister, California and Pueblo, Colorado facilities. We ceased production at the Fremont facility, and completed site decommissioning by the end of fiscal year 2014. In November 2013, we announced that we would close a facility in Milan, Italy, and shift some production to our facilities in France and the United Kingdom. We are decommissioning certain manufacturing equipment in Milan, and transitioning products from there to other sites in Europe. That effort will be completed in calendar year 2015.

Total costs related to restructuring incurred for fiscal year 2015 was $1.3 million, including $0.9 million related to accelerated depreciation. Restructuring charges, including accelerated depreciation, have been $7.6 million in the aggregate in fiscal years 2015 and 2014. Accelerated depreciation with respect to the Fremont and Milan facilities was approximately $3.3 million over those two fiscal years. See Note 14 to the financial statements included in this report.

On October 13, 2014, we announced a realignment of our hydrofluoric acid business, and subsequently exited the facility operated for us by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the toll manufacturing agreement with Chemtrade, we are to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of our manufacturing equipment at the site. In fiscal year 2014, we established an asset retirement obligation of $3.7 million for decontamination, decommissioning and dismantling at Bay Point. Operations ceased in the third quarter of fiscal year 2015. In fiscal year 2015, we incurred realignment charges of $4.8 million for accelerated depreciation. Additionally, we incurred certain employee costs of $0.8 million. In fiscal year 2014 we recorded accelerated depreciation expense of $1.8 million against our assets and retirement obligation. In addition, we recognized an impairment charge of $2.7 million in fiscal year 2014 with respect to certain manufacturing equipment at Bay Point that were no longer in service. See Note 14 to the financial statements included in this report.

Results of Operations

Segment Data

Segment data is presented for our two reportable segments for the three fiscal years ended July 31, 2015, 2014 and 2013. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information presented for the other chemicals segment for fiscal years 2014 and 2013 represents information that was previously reported in our wood treating chemicals operations. Following the sale of our creosote distribution business in January 2015 and the acquisition of our industrial valve lubricants and sealants business on May 1, 2015, our wood treating chemicals operations were combined with the newly acquired industrial valve lubricants and sealants business to form the other chemicals segment, as discussed in Note 13 to our consolidated financial statements.

	Year Ended July 31,
	2015	2014	2013
	(Amounts in thousands)
Sales:
Electronic chemicals	$265,608	$253,754	$165,755
Other chemicals	54,820	99,514	97,185
Total sales for reportable segments	$320,428	$353,268	$262,940

Segment Sales

In fiscal year 2015, net sales in the electronic chemicals segment were $265.6 million, an increase of $11.8 million, or 4.6% over net sales of $253.8 million in fiscal year 2014. In fiscal year 2014, net sales in the electronic chemicals segment increased $88.0 million, or 53.1%, over net sales of $165.8 million in fiscal year 2013. In fiscal year 2015, the increase in net sales from the prior year came primarily from increased sales volume and pricing in North America and Asia, offset to a degree by weaker sales in Europe, primarily due to the stronger U.S. dollar. In fiscal year 2014, the increase in net sales from the prior year came primarily from the acquisition of the UPC business subsidiaries of OM Group on May 31, 2013.

Net sales of other chemicals decreased by $44.7 million, or 44.9%, to $54.8 million in fiscal year 2015 from $99.5 million in fiscal year 2014. Net sales of other chemicals in fiscal year 2014 increased by $2.3 million, or 2.4%, from $97.2 million in fiscal year 2013. The decrease in other chemicals net sales in fiscal year 2015 was due to lower creosote sales. Creosote sales ceased upon the divestiture of the creosote business in January 2015. The lower creosote sales were partially offset by sales in the industrial valve lubricants and sealants business acquired in May 2015. The increase in fiscal year 2014 in other chemicals net sales came mostly from an increase in penta block sales to customers, offset by lower creosote volume.

Segment Income from Operations

Income from operations of the electronic chemicals segment was $21.8 million in fiscal year 2015, as compared to $14.1 million in fiscal year 2014 and $14.0 million in fiscal year 2013. Income from operations of electronic chemicals increased by $7.7 million, or 54.6%, in fiscal year 2015 as compared to the prior year period, and increased by $0.1 million, or 0.01%, in fiscal year 2014 as compared to the prior year period.

The fiscal year 2015 improvement in income from operations in electronic chemicals was primarily due to increased sales in North America and Asia, partially offset by weaker sales in Europe. The fiscal year 2014 improvement in income from operations in electronic chemicals was primarily due to the effect of our acquisition of the UPC business net of integration expense of approximately $1.2 million and additional depreciation and amortization of $5.4 million. Integration expenses in fiscal years 2015 and 2014 were primarily for consulting, professional services and travel expenses, including Sarbanes-Oxley implementation and testing at the acquired UPC subsidiaries.

Depreciation expense for the electronic chemicals segment for fiscal year 2015 includes accelerated depreciation of assets of $4.8 million at the Bay Point, California facility, and $0.9 million at our Milan, Italy facility, including accelerated depreciation related to asset retirement obligations at Bay Point. We ceased operations at Fremont in fiscal year 2014, and exited from our toll manufacturing arrangement and ceased operations at the Bay Point facility in the third fiscal quarter of 2015. We have also closed a portion of our Milan facility. These decisions resulted in a reassessment of the useful lives of certain equipment at each facility and in accelerated depreciation. In addition, we recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at the Bay Point facility that are no longer in service and management has concluded will be disposed of.

In fiscal year 2015, income from operations of the other chemicals segment was $8.7 million as compared to $8.4 million in fiscal year 2014 and $10.5 million in fiscal year 2013. Income from operations for the other chemicals segment increased by $0.3 million, or 3.6%, in fiscal year 2015 and decreased by $2.1 million, or 20.0%, in fiscal year 2014 as compared to the respective prior year period.

Income from operations of the other chemicals segment improved in fiscal year 2015 over the prior year because of the acquisition of our industrial valve lubricants and sealants business and due to improved sales of penta products and lower raw material costs. In fiscal year 2014, creosote and penta volume improved approximately 3.6% and 9.4%, respectively, but operating income in other chemicals was down due to lower pricing of the hydrochloric acid that is a byproduct of penta production, higher raw material costs for penta and creosote and lower creosote pricing.

Net Sales and Gross Profit

Net Sales and Gross Profit for Fiscal Year 2015 vs. Fiscal Year 2014

Net sales decreased $32.9 million, or 9.3% in fiscal year 2015 to $320.5 million from $353.4 million in fiscal year 2014. Net sales for fiscal year 2015 decreased compared to the prior year period primarily because creosote sales ceased upon the divestiture of the creosote business in January 2015. The decrease was partially offset by increased sales in the electronic chemicals segment and the acquisition of the industrial valve lubricants and sealants business acquired in May 2015.

Gross profits increased by $6.0 million, or 5.8%, to $109.5 million compared to $103.5 million in fiscal year 2014. The increase in gross profit was the result of increased sales in our electronic chemicals business and the acquisition of our industrial valve lubricants and sealants business. Gross profit as a percent of sales increased in fiscal 2015 to 34.2% from 29.3% in fiscal 2014. The improvements in gross profits as a percentage of sales in fiscal year 2015 as compared to 2014 was due to the sale of our creosote distribution business, which included products with lower profit margins. In addition, gross profit margins increased in electronic chemicals due to synergies realized from our manufacturing consolidation in North America.

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

Distribution and Selling, General and Administrative Expenses

Distribution and Selling, General and Administrative Expenses for Fiscal Year 2015 vs. Fiscal Year 2014

Distribution expenses decreased to approximately $48.5 million in fiscal year 2015 from $50.3 million in fiscal year 2014, a decrease of $1.8 million, or 2.9%. Distribution expense is heavily concentrated in our electronic chemicals business. The electronic chemicals segment incurred approximately 94%, 89% and 82% of our distribution expense in fiscal years 2015, 2014 and 2013, respectively. Distribution expense decreased in fiscal year 2015, despite greater volume shipments in North America, because of lower volume shipments in the segment in Europe, improved cost control in Asia and the sale of the creosote business. Distribution expense was 15.1% of consolidated net sales in fiscal year 2015 and 14.2% in fiscal year 2014. The increase in distribution expense as a percent of net sales in fiscal year 2015 was predominantly due to increased deliveries of inventory to expand a customer’s safety stock in local third party warehouses and the sale of the creosote business, which had relatively low distribution expenses.

Selling, general and administrative expenses decreased to $37.5 million in fiscal year 2015 from $38.4 million in fiscal year 2014, a decrease of $0.9 million, or 2.3%. As a percentage of net sales, those expenses were 11.7% and 10.9% in fiscal years 2015 and 2014, respectively. The decrease in fiscal year 2015 over the prior year was primarily because we incurred $1.3 million of CEO transition costs in the first quarter of fiscal year 2014. Stock-based compensation expenses increased by $1.6 million during fiscal year 2015 as compared to 2014 (excluding $1.0 million related to CEO transition costs incurred in fiscal year 2014), but the increase was largely offset by lower professional service fees.

Distribution and Selling, General and Administrative Expenses for Fiscal Year 2014 vs. Fiscal Year 2013

Distribution expenses increased to approximately $50.3 million in fiscal year 2014 from $30.3 million in fiscal year 2013, an increase of $20.0 million, or 66.0%. Distribution expense is heavily concentrated in our electronic chemicals business. The electronic chemicals segment incurred approximately 89 and 82% of our distribution expense in fiscal years 2014 and 2013, respectively. The increase in distribution expense in fiscal year 2014 reflected a greater volume of shipments from UPC-related sales. Distribution expense was 14.2% of consolidated net sales in fiscal year 2014 and 11.5% in fiscal year 2013. The increase in distribution expense as a percent of net sales in fiscal year 2014 was predominantly due to the effect of our Total Chemical Management personnel costs included in distribution expense from the Singapore UPC business acquired in May 2013.

Selling, general and administrative expenses increased to $38.4 million in fiscal year 2014 from $29.0 million in fiscal year 2013, an increase of $9.4 million, or 32.4%. As a percentage of net sales, those expenses were 10.9% and 11.0% in fiscal years 2014 and 2013, respectively. The increase in fiscal year 2014 over the prior year was primarily because of the UPC acquisition in May 2013 and employee-related costs, including stock-based compensation, and professional services.

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

Adjusted EBITDA excludes the effect of acquisition-related restructuring, the realignment of the hydrofluoric acid business, integration and CEO transition expenses. In fiscal year 2015, adjusted EBIDTA was $37.1 million, an increase of $6.5 million, or 21.2%, as compared to $30.6 million in fiscal year 2014. The improvement in fiscal 2015 adjusted EBITDA reflects increased sales of electronic chemicals in North America and Asia and the acquisition of our industrial valve lubricants and sealants business, partially offset by weaker sales in Europe, and by approximately $1.6 million greater expense for stock based compensation.

In fiscal year 2015 adjusted earnings per share was $1.21, compared to $0.81 in fiscal year 2014. The increase in fiscal year 2015 in adjusted earnings per share primarily reflects increased sales in our electronic chemicals segment and the acquisition of our industrial valve lubricants and sealants business, partially offset by weakness in Europe.

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

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other designated items. Adjusted EBITDA is a primary measurement of cash flows from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent United States GAAP definitions of cash flow from operations or net income/(loss). Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other designated items, while diluted adjusted earnings per share is adjusted net income divided by diluted shares outstanding.

Adjusted EBITDA, adjusted net income and diluted adjusted earnings per share should be viewed as supplements to, and not substitutes for, United States GAAP measures of performance.

The table below provides a reconciliation of operating income to adjusted EBITDA.

	Year Ended July 31,
	2015	2014	2013
	(Amounts in thousands)
Operating income	$16,589	$3,951	$17,180
Other income/(expense)	(496)	(831)	(208)
Depreciation and amortization	19,171	18,327	8,295
EBITDA	35,264	21,447	25,267
Acquisition and integration expenses	530	1,249	2,637
CEO transition costs	—	1,280	1,516
Restructuring and realignment charges, excluding accelerated depreciation	1,264	3,925	—
Impairment charges	—	2,741	—
Adjusted EBITDA	$37,058	$30,642	$29,420

The table below provides a reconciliation of net income/(loss) to adjusted net income and diluted adjusted earnings per share.

	Year Ended July 31,
	2015	2014(1)	2013
	(Amounts in thousands, except per share)
Net income/(loss)	$12,138	$(988)	$9,348
Items impacting pre-tax income, net of tax:
Restructuring and realignment charges	4,488	7,069	—
Acquisition and integration expenses	344	812	2,446
CEO transition costs	—	832	1,014
Restructuring income tax expense	—	1,725	—
Gain on sale of creosote business	(3,541)	—	—
Environmental site cleanup reserve	812	—	—
Adjusted net income including discontinued operations	$14,241	$9,450	$12,808
Diluted adjusted earnings per share	$1.21	$0.81	$1.11
Weighted average diluted shares outstanding	11,779	11,644	11,578

(1)	Potentially dilutive shares are included in the weighted average diluted shares outstanding for the computation of diluted adjusted earnings per share for fiscal year 2014.

Interest Expense

Interest expense was $1.4 million in fiscal year 2015, $2.9 million in fiscal year 2014, and $1.8 million in fiscal year 2013. In fiscal year 2015, we paid $30.5 million towards our revolving loan facility, borrowed $23.5 million on our revolving loan facility for the acquisition of our industrial valve lubricants and sealants business, and reduced the debt from $60.0 million at the beginning of the fiscal year to $53.0 million at July 31, 2015.

Income Taxes

We had income tax expense from continuing operations of $6.7 million, $1.3 million and $5.7 million in fiscal years 2015, 2014 and 2013, respectively. Our effective tax rate was 35.7% in fiscal 2015, 471.4% in fiscal 2014 and 37.6% in fiscal year 2013. For fiscal year 2015, the difference between the effective tax rate and the United States statutory rate of 35.0% is primarily due to state income taxes, adjustments of foreign operations, valuation allowances recorded against our current and prior year period operating losses for our Italian subsidiary as a result of restructuring of those operations, offset by the tax benefits from tax credits available to us and effects of foreign currency fluctuations in the U.S. dollar and the revaluation of certain transactions.

Discontinued Operations

Discontinued operations reflected a loss before income taxes of $203,000 for fiscal year 2013.

In fiscal year 2008, we discontinued operations of our herbicide product line that had comprised the agricultural chemical segment. We incurred costs of $121,000 in fiscal year 2013 for dismantling the herbicide facility and for medical and other expenses associated with an accident that occurred while the facility was being dismantled.

On March 1, 2012, we sold the business that had comprised our animal health segment to Bayer Healthcare LLC. For fiscal year 2013, $82,000 was reported as a loss from discontinued operations before income taxes. In fiscal year 2013 the loss included $57,000 for a post-closing inventory adjustment that was recognized as loss on sale of the business in the first fiscal quarter.

Liquidity and Capital Resources

Our principal requirements for capital funds are for our day-to-day operations, manufacturing and integration activities, and to satisfy our contractual obligations, including for the payment of interest on our indebtedness.

Capital expenditures for fiscal year 2015 were approximately $13.8 million. Currently we plan to spend a total of approximately $15.0 million of capital expenses during fiscal year 2016. Capital expenses in fiscal year 2015 were primarily for ERP system implementation in the United States, UPC integration costs and asset investments to support increased electronic chemicals volumes, and normal maintenance and improvements of our facilities. For fiscal year 2016, we expect to continue expending capital for ERP system implementation, including for our Val-Tex subsidiary, and for several production expansions, and normal maintenance and improvements.

We expect to fund our 2016 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility. As of July 31, 2015, our cash and cash equivalents totaled $7.5 million. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

We believe that our existing cash and cash equivalents, cash flows from our operating activities and available borrowing amounts under our credit facility, will be sufficient to meet our anticipated cash needs for the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

Net cash provided by operating activities was $17.6 million in fiscal year 2015, $40.4 million in fiscal year 2014 and $20.3 million in fiscal year 2013.

In fiscal year 2015, operating cash flows were favorably impacted by higher sales in our electronic chemicals business resulting in adjusted EBITDA of $37.1 million. However, we made restructuring and realignment payments of $5.3 million and paid $11.2 million more for income taxes during the year ended July 31, 2015 (including taxes relating to the sale of the creosote business). In addition, there was a decrease in accounts payable and accrued liabilities of $6.6 million, primarily due to the sale of the creosote distribution business and payments for professional fees that were accrued at prior year end. Additionally, the decrease in our cash conversion cycle made in the prior year was not repeated.

In fiscal year 2014, operating cash flows increased significantly due to improvements in KMG’s cash conversion cycle. Trade accounts receivable decreased $2.1 million primarily in our electronic chemicals business in North America, and inventories decreased $7.9 million primarily in other chemicals due to lower creosote volumes. Accrued liabilities increased by $7.8 million in part due to restructuring and realignment accruals. Overall, fiscal year 2014 cash flows increased due to the UPC acquisition.

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

In fiscal year 2015, cash used in investing activities was $18.3 million, compared to cash used in investing activities of $9.3 million in fiscal year 2014. We paid $21.9 million for the acquisition of our industrial valve lubricants and sealants business, which was partially offset by $14.9 million from the sale of our creosote business and $2.6 million from the sale of our Elwood, Kansas facility. In addition, we spent $13.8 million for the additions to property, plant and equipment, of which $10.0 million was for electronic chemicals and $3.3 million related to our global project to implement a comprehensive financial/enterprise management software solution with SAP.

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

In fiscal year 2015, net cash used in financing activities was $9.1 million. Including the refinancing of our debt, we paid down $30.5 million on our revolving credit facility and borrowed $23.5 million on our revolving credit facility to finance the acquisition of our industrial valve lubricants and sealants business.

In fiscal year 2014, net cash used in financing activities was $26.1 million, out of which $25.0 million was used to pay down debt on our revolving credit facility.

In fiscal year 2013, net cash provided by financing activities was $60.0 million including $61.0 million of net borrowings on our revolving credit facility to finance the purchase of the UPC business.

We paid dividends of $1.4 million in each of fiscal years 2015, 2014 and 2013.

Working Capital

On October 9, 2014, we refinanced our revolving loan facility and entered into a new credit facility. At July 31, 2015, we had $53.0 million outstanding under our revolving line of credit of $150.0 million. The maximum borrowing capacity under the revolving loan was $94.2 million, after giving effect to a reduction of $2.8 million for unused letters of credit. The amount available under that revolving facility at July 31, 2015 was limited, however, to approximately $76.8 million, because of a loan covenant restriction respecting funded debt to pro-forma earnings before interest, taxes and depreciation.

Long Term Obligations

Our long-term debt and current maturities as of July 31, 2015 and July 31, 2014 consisted of the following (in thousands):

	July 31, 2015	July 31, 2014
Senior secured debt:
Note purchase agreement, maturing on December 31, 2015, interest rate of 7.43%	$—	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.0% at July 31, 2014	—	40,000
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at July 31, 2015	53,000	—
Total debt	53,000	60,000
Current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$53,000	$60,000

In December 2007, we entered into an amended and restated credit agreement and a note purchase agreement, which was subsequently amended. Advances under the revolving loan, as amended, bore interest at 2.155% as of July 31, 2014. The amount outstanding on the revolving loan facility was $40.0 million at July 31, 2014. The note purchase agreement was for $20.0 million. Advances under the note purchase agreement bore interest at 7.43% per annum.

We refinanced our then existing revolving loan facility and entered into the Second Amended and Restated Credit Agreement on October 9, 2014 (the “Second Restated Credit Facility”) with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The initial advance under the Second Restated Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and to pay the $38.0 million then outstanding on our existing revolving loan facility.

The Second Restated Credit Facility provides for a revolving loan up to $150 million, including an accordion feature that allows for an additional revolving loan increase of up to $100 million with approval from our lenders. The amount available under the Second Restated Credit Facility at July 31, 2015 was limited, however, to approximately $76.8 million, because of a loan covenant restriction respecting funded debt to EBITDA. The maturity date for Second Restated Credit Facility is October 9, 2019.

The revolving loan under the Second Restated Credit Facility bears interest at varying rate of LIBOR plus a margin based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as described in the table.

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

Advances under the revolving loan bore interest at 1.189% as of July 31, 2015. We also incur an unused commitment fee on the unused amount of commitments under the revolving loan facility from 0.30% to 0.15% based on ratio of funded debt to EBITDA.

Advances under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including requirements that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of July 31, 2015, we were in compliance with all covenants of the Second Restated Credit Facility.

Attributable only to the Second Restated Credit Facility, at July 31, 2015, principal payments due under our long-term debt agreements as of July 31, 2015 were as follows (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$53,000	$—	$—	$—	$—	$53,000	$—

Environmental Expenditures

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $2.5 million in fiscal year 2015, $2.7 million in fiscal year 2014 and $1.3 million in fiscal year 2013.

We expensed approximately $977,000 for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2015, and approximately $667,000 and $522,000 in fiscal years 2014 and 2013, respectively. We estimate that we will continue to incur additional testing, data submission and other costs of approximately $1.2 million in fiscal year 2016. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2015 are summarized in the following table (in thousands):

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than 5 Years
Long-term debt	$53,000	$—	$53,000	$—
Estimated interest payments on debt(1)	1,795	595	1,200	—
Operating leases	10,811	2,772	3,801	4,238
Other long-term liabilities(2)	2,384	161	998	1,225
Purchase obligations(3)	78,296	45,790	32,506	—
Total	$146,286	$49,318	$91,505	$5,463

(1)	Estimated payments are based on interest rates in effect and the amount of outstanding borrowings on our revolving credit facility as of the end of July 2015.
(2)

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

Outlook for Fiscal Year 2016

Our electronic chemicals business is closely tied to global semiconductor production. In calendar year 2015, the global semiconductor market is expected to show growth of approximately 3%, aided by gains in the data center, automotive and smartphone markets, partially offset by softness in the personal computer market. According to industry forecasts, the global semiconductor market is anticipated to grow less than 3% in calendar 2016, benefiting from relative strength in the automotive and wireless communications markets.

Our other chemicals segment is comprised of our penta business and a lubricants, sealants and related equipment business. We expect continued strong demand for utility poles treated with penta, as utilities in the Western United States upgrade their distribution infrastructure and other pole purchasers throughout North America continue their normal pole maintenance and replacement programs.

We believe that we will experience steady demand for our lubricants, sealants and related equipment, which are used primarily for the maintenance and service of existing energy-related infrastructure. However, the prospect for continued low energy prices is likely to limit drilling and well services while also slowing pipeline infrastructure development, limiting near-term sales growth opportunities in lubricants.

Overall, fiscal 2016 consolidated net sales are forecast to be approximately $300 million, compared to $320.5 million in fiscal 2015. The projected decline reflects lower sales in the other chemicals segment due to the divestiture of the creosote distribution business, partially offset by moderate growth in the electronic chemicals segment and a full year contribution from our lubricants business.

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

Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $144,000 and $272,000 at July 31, 2015 and 2014, respectively.

Goodwill — Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

We evaluate goodwill for impairment annually, and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. We have goodwill of $14.5 million and $7.9 million associated with our other chemicals and electronic chemicals segments, respectively, as of July 31, 2015. As part of the goodwill impairment analysis, current accounting standards give us the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period, and proceed directly to performing the first step of the two-step goodwill impairment test. We conduct our annual impairment test as of July of each year. In 2013, 2014 and 2015, our goodwill impairment tests indicated that the fair value of each of our reporting units is greater than its carrying amount. In conjunction with the sale of our creosote distribution business on January 16, 2015, we wrote off goodwill in the amount of approximately $662,000 that was previously a part of the wood treating chemicals reporting unit.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets, with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. In conjunction with its decision to cease operations at its Bay Point, California facility, we recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at that facility.

Asset Retirement Obligations — We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates for decommissioning, dismantling and disposal costs. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to those costs. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. When a reasonable estimate of the ultimate settlement can be made, an asset retirement obligation is recorded and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In conjunction with our decision to exit the Bay Point facility, in fiscal year 2014 we recognized $3.7 million in asset retirement obligations related to the estimated decommissioning, decontamination, and dismantling costs. See Note 14 to the consolidated financial statements included in item 8 of Part II of this report.

Income Taxes — We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.

When our earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for United States income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

We record a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the valuation allowance in the future based upon our operating results.

The calculation of our tax liabilities involves assessing the uncertainties regarding the application of complex tax regulations. We recognize liabilities for tax expenses based on our estimate of whether, and the extent to which, additional taxes will be due. If we determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit when the determination is made. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Inventory— Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products we utilize a weighted-average cost. We record inventory obsolescence as a reduction in inventory when considered unsellable. We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve when inventory is considered unsellable. During the fiscal years ended July 31, 2015 and 2014, we recognized inventory valuation loss of $941,000 and $634,000, respectively. As of July 31, 2015 and 2014, we had $481,000 and $290,000, respectively, of reserves for inventory obsolescence.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	the loss or significant reduction in business from primary customers;
•	the loss of key suppliers;
•	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;
•	the impact of penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;
•	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;
•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;
•	availability or increases in the price of energy, affecting our primary raw materials and active ingredients;
•	depressed oil and gas prices and price volatility affecting demand for our industrial lubricants products by the energy exploration and production and gas transmission industries;
•	the timing of planned capital expenditures;
•

our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•	our ability to realize the anticipated benefits of business acquisitions and to successfully integrate previous or future business acquisitions;
•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
•	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;
•	the effects of weather, earthquakes, other natural disasters and terrorist attacks;
•	the ability to obtain registration and re-registration of our products under applicable law;
•	exposure to movements in foreign currency exchange rates as a result of the geographic diversity of our operations;
•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and
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

Interest Rate Sensitivity

As of July 31, 2015, we had no fixed rate debt.

Our variable rate debt as of July 31, 2015 consisted of a revolving loan advanced under the Second Restated Credit Facility with an interest rate of 1.190% (1.0% plus LIBOR), maturing on October 9, 2019. On July 31, 2015, we had $53.0 million borrowed on the revolving loan under that facility. Currently advances bear interest at LIBOR plus 1.0%.

Based on the outstanding balance of our variable rate debt under the Second Restated Credit Facility at July 31, 2015, a 1.0% change in the interest rate as of July 31, 2015 would result in an additional charge of approximately $500,000 in annual interest expense.

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

We recognized a foreign currency translation loss of $10.2 million in fiscal year 2015, and gains of $3.1 million and $1.8 million in fiscal years 2014 and 2013, respectively, each of which were included in accumulated other comprehensive income/(loss) in the consolidated balance sheets. At July 31, 2015, the cumulative foreign currency translation loss reflected in accumulated other comprehensive income/(loss) was $9.5 million.

Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our European and Singapore operations. Accordingly, we recognize exchange gains or losses in our consolidated statement of income from these transactions. Foreign currency exchange gains during fiscal year 2015 were $62,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and the related financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 27, 2015 expressed an adverse opinion on the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
November 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited KMG Chemicals, Inc.’s (“the Company”) internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KMG Chemicals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on KMG Chemicals, Inc.’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management’s assessment in Item 9A related to the Company’s control environment (sufficient personnel with appropriate knowledge, skills and experience), risk assessment processes (identification and mitigation of financial reporting risks associated with an ERP system implementation) and monitoring activities (review and supervision of internal controls compliance by subsidiaries).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, cash flows, and related financial statement Schedule II for each of the fiscal years in the three-year period then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2015 consolidated financial statements, and this report does not affect our report dated November 27, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, KMG Chemicals, Inc. has not maintained effective internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after July 31, 2015, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
November 27, 2015

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2015 AND 2014

(In thousands, except for share and per share amounts)

	2015	2014
Assets
Current assets
Cash and cash equivalents	$7,517	$19,252
Accounts receivable
Trade, net of allowances of $144 at July 31, 2015 and $272 at July 31, 2014	36,887	40,176
Other	3,668	1,904
Inventories, net	42,082	45,268
Current deferred tax assets	2,953	1,577
Prepaid expenses and other	3,738	3,476
Total current assets	96,845	111,653
Property, plant and equipment, net	80,589	92,450
Deferred tax assets	131	442
Goodwill	22,408	12,595
Intangible assets, net	36,560	28,353
Restricted cash	1,000	1,000
Other assets, net	4,826	4,365
Total assets	$242,359	$250,858
Liabilities & stockholders’ equity
Current liabilities
Accounts payable	$35,980	$36,690
Accrued liabilities	9,602	16,986
Employee incentive accrual	4,852	4,575
Total current liabilities	50,434	58,251
Long-term debt	53,000	60,000
Deferred tax liabilities	13,075	9,881
Other long-term liabilities	2,429	2,520
Total liabilities	118,938	130,652
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,690,439 shares issued and outstanding at July 31, 2015 and 11,649,001 shares issued and outstanding at July 31, 2014	117	116
Additional paid-in capital	31,676	28,886
Accumulated other comprehensive income/(loss)	(9,667)	645
Retained earnings	101,295	90,559
Total stockholders’ equity	123,421	120,206
Total liabilities and stockholders’ equity	$242,359	$250,858

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2015, 2014 AND 2013

(In thousands, except per share amounts)

	2015	2014	2013
Net sales	$320,498	$353,406	$263,311
Cost of sales	211,021	249,907	186,841
Gross profit	109,477	103,499	76,470
Distribution expenses	48,523	50,251	30,312
Selling, general and administrative expenses	37,461	38,421	28,978
Restructuring charges	1,279	6,359	—
Realignment charges	5,625	4,517	—
Operating income	16,589	3,951	17,180
Other income/(expense)
Interest expense, net	(1,407)	(2,854)	(1,771)
Gain on sale of creosote distribution business, net	5,448	—	—
Other non-operating expense	(1,250)	—	—
Other, net	(496)	(831)	(208)
Total other income/(expense), net	2,295	(3,685)	(1,979)
Income from continuing operations before income taxes	18,884	266	15,201
Provision for income taxes	(6,746)	(1,254)	(5,715)
Income/(loss) from continuing operations	12,138	(988)	9,486
Discontinued operations
Loss from discontinued operations, before income taxes	—	—	(203)
Income tax benefit	—	—	65
Loss from discontinued operations	—	—	(138)
Net income/(loss)	$12,138	$(988)	$9,348
Earnings/(loss) per share
Basic
Income/(loss) from continuing operations	$1.04	$(0.09)	$0.82
Loss from discontinued operations	—	—	(0.01)
Net income/(loss)	$1.04	$(0.09)	$0.81
Diluted
Income/(loss) from continuing operations	$1.03	$(0.09)	$0.82
Loss from discontinued operations	—	—	(0.01)
Net income/(loss)	$1.03	$(0.09)	$0.81
Weighted average shares outstanding
Basic	11,673	11,615	11,487
Diluted	11,779	11,615	11,578

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JULY 31, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013
Net income/(loss)	$12,138	$(988)	$9,348
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(10,202)	3,149	1,835
Pension and other post-retirement benefit liability adjustments	(110)	—	—
Total other comprehensive income/(loss)	(10,312)	3,149	1,835
Total comprehensive income	$1,826	$2,161	$11,183

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2015, 2014 AND 2013

(In thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Shares Issued	Par Value	Paid- In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
BALANCE AT JULY 31, 2012	11,406	$114	$26,022	$(4,339)	$84,970	$106,767
Cash dividends ($0.12 per share)					(1,378)	(1,378)
Stock options/warrants exercised	70		70			70
Restricted stock issued	46	1	(1)			—
Stock-based compensation expense			446			446
Tax benefit from stock-based awards			529			529
Other			(377)			(377)
Net income					9,348	9,348
Gain on foreign currency translation				1,835		1,835
BALANCE AT JULY 31, 2013	11,522	$115	$26,689	$(2,504)	$92,940	$117,240
Cash dividends ($0.12 per share)					(1,393)	(1,393)
Stock options/warrants exercised	47					—
Restricted stock issued	80	1	(1)			—
Stock-based compensation expense			2,231			2,231
Tax benefit from stock-based awards			328			328
Other			(361)			(361)
Net loss					(988)	(988)
Gain on foreign currency translation				3,149		3,149
BALANCE AT JULY 31, 2014	11,649	$116	$28,886	$645	$90,559	$120,206
Cash dividends ($0.12 per share)					(1,402)	(1,402)
Restricted stock issued	41	1				1
Stock-based compensation expense			2,766			2,766
Tax benefit from stock-based awards			24			24
Net income					12,138	12,138
Gain/(loss) on foreign currency translation				(10,202)		(10,202)
Pension liability adjustment				(110)		(110)
BALANCE AT JULY 31, 2015	11,690	$117	$31,676	$(9,667)	$101,295	$123,421

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities
Net income /(loss)	$12,138	$(988)	$9,348
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	13,531	14,117	8,295
Depreciation related to restructuring and realignment	5,640	4,210	—
Non-cash Impairment charges	—	2,741	—
Amortization of loan costs included in interest expense	153	60	41
Stock-based compensation expense	2,766	2,231	446
Bad debt expense	—	128	208
Allowance for excess and obsolete inventory	941	634	(355)
Gain on sale of creosote business	(5,448)	—	—
Loss on sale of animal health business	—	—	57
(Gain) loss on disposal of property	—	(28)	59
Deferred income tax expense/(benefit)	(3,532)	(2,227)	1,247
Tax benefit from stock-based awards	23	(328)	(529)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable — trade	1,265	2,137	1,813
Accounts receivable — other	(1,884)	746	(2,593)
Inventories	(740)	7,861	(1,018)
Other current and non-current assets	(633)	822	(654)
Accounts payable	1,234	398	5,301
Accrued liabilities and other	(7,886)	7,844	(1,394)
Net cash provided by operating activities	17,568	40,358	20,272
Cash flows from investing activities
Additions to property, plant and equipment	(13,821)	(9,497)	(5,505)
Disposals of property, plant and equipment	2,572	74	—
Acquisition of Ultra Pure Chemicals, net of cash acquired	—	149	(62,608)
Acquisition of industrial lubricants business	(21,938)	—	—
Proceeds from sale of creosote business	14,899	—	—
Net cash used in investing activities	(18,288)	(9,274)	(68,113)
Cash flows from financing activities
Net borrowings/(payments) under revolving loan facility	(40,000)	(25,000)	61,000
Deferred financing costs	(666)	—	(229)
Proceeds from borrowing under New Credit Facility	59,100	—	—
Net payments under New Credit Facility	(6,100)	—	—
Principal payments on borrowings on term loan	(20,000)	—	—
Proceeds from exercise of stock options and warrants	—	—	70
Tax benefit from stock-based awards	(23)	328	529
Payment of dividends	(1,402)	(1,393)	(1,378)
Net cash provided by/(used in) financing activities	(9,091)	(26,065)	59,992
Effect of exchange rate changes on cash	(1,924)	284	165
Net increase (decrease) in cash and cash equivalents	(11,735)	5,303	12,316
Cash and cash equivalents at the beginning of year	19,252	13,949	1,633
Cash and cash equivalents at end of year	$7,517	$19,252	$13,949
Supplemental disclosures of cash flow information
Cash paid for interest	$1,321	$2,562	$1,709
Cash paid for income taxes	$12,182	$865	$5,854
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$882	$1,135	$649
Accrued liabilities under industrial lubricants business acquisition	$1,798	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture, formulation and distribution of specialty chemicals in carefully focused markets through its three wholly-owned subsidiaries, KMG Electronic Chemicals, Inc. (“KMG EC”), KMG-Bernuth, Inc. (“KMG Bernuth”) and KMG Val-Tex, LLC (“Val-Tex”).

In its electronic chemicals business, the Company sells high purity wet process chemicals to the semiconductor industry. In the wood treating chemicals business, the Company sells industrial wood treating chemicals based on pentachlorophenol (“penta”). In its industrial valve lubricants and sealants business, the Company sells industrial lubricants and sealants, primarily to the oil and gas storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”) and KMG Electronic Chemicals Holdings S.a.r.l (“KMG Lux”) (and its subsidiaries) in Europe and Asia. That business has facilities in the United States, the United Kingdom, France, Italy and Singapore. In the wood treating business the Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its wood treating chemicals in the United States, Mexico and Canada. The Company operates its industrial valve lubricants and sealants business through Val-Tex, a Texas limited liability company. That business has one facility in the United States. The Company has two reportable segments, electronic chemicals and other chemicals. The other chemicals segment includes the Company’s wood treating chemicals business and its industrial valve lubricants and sealants business. See Note 13.

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

Reclassifications — Certain reclassifications of prior year amounts have been made to conform to current year presentation. These reclassifications had no impact on net income (loss) or total stockholders’ equity as previously reported.

Cash and Cash Equivalents — The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2015 and 2014 includes proceeds that were placed in escrow in connection with the sale of the animal health business. See Note 12.

Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2015 and 2014 approximated its carrying value since the debt obligations bear interest at a rate consistent with market rates.

Accounts Receivable — The Company’s trade accounts receivables are primarily from sales of products worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition. At July 31, 2015 there was one customer that represented approximately 9.1% of the Company’s accounts receivable. At July 31, 2014 there was one customer that represented approximately 15% of the Company’s accounts receivable.

The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and the Company’s assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $144,000 and $272,000 at July 31, 2015 and 2014, respectively.

Inventories — Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products the Company utilizes a weighted-average cost. The Company records a reserve for inventory obsolescence as a reduction in its inventory when considered not salable.

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

Depreciation expense was approximately $17.5 million and $16.5 million (including accelerated depreciation of $5.6 million and $4.2 million) in fiscal years 2015 and 2014, respectively. See Notes 4 and 14.

Intangible Assets — Identifiable intangible assets with a defined life are amortized using a straight-line or accelerated method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. If this review indicates that impairment has occurred, the carrying value of the intangible assets will be adjusted to fair value. Based on an assessment of qualitative factors, in accordance with GAAP, it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable assets was less than its carrying value as of July 31, 2015 and 2014. The Company therefore concluded that its indefinite lived intangible assets were not impaired as of July 31, 2015 and 2014. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

Goodwill — Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

The Company evaluates goodwill for impairment annually, and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. The Company has goodwill of $14.5 million and $7.9 million associated with its other chemicals and electronic chemicals segments, respectively, as of July 31, 2015. As part of the goodwill impairment analysis, current accounting standards give us the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately, and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period, and proceed directly to performing the first step of the two-step goodwill impairment test. The Company conducts its annual impairment test as of July of each year. In 2015, 2014 and 2013, the Company’s goodwill impairment tests indicated that the fair value of each of its reporting units is greater than its carrying amount. In conjunction with the sale of the creosote business on January 16, 2015, the Company wrote off goodwill in the amount of approximately $662,000 that was previously a part of the wood treating chemicals reporting unit.

Asset retirement obligation — The Company measures asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates for decommissioning, dismantling and disposal costs. In the event that operational or regulatory issues vary from management’s estimates, the Company could incur additional significant charges to income and increases in cash expenditures related to those costs. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. When a reasonable estimate of the ultimate settlement can be made, an asset retirement obligation is recorded and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In conjunction with its decision to exit the Bay Point facility, in fiscal year 2014 the Company recognized $3.7 million in asset retirement obligations related to the decommissioning, decontamination, and dismantling costs for which it is obligated under its manufacturing agreement. See Note 14.

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

Income Taxes — The Company follows the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.

When the Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for United States income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the valuation allowance in the future based upon the operating results of the Company.

The calculation of the Company’s tax liabilities involves assessing the uncertainties regarding the application of complex tax regulations. The Company recognizes liabilities for tax expenses based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company determines that payment of these amounts is unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes when the determination is made. See Note 5.

Earnings Per Share — Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock under time-based and performance-based awards, and the exercise of stock options having exercise prices less than the average market price during the applicable period, using the treasury stock method. Time-based and performance-based awards have no liquidation or dividend rights and are thus are not considered participating securities.

Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transaction gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses were nominal in fiscal years 2015, 2014 and 2013.

The Company’s international operations in the electronic chemicals business are in Europe and Singapore, and use local currencies as the functional currency, including the GB Pound, Euro and Singapore Dollar. The translation adjustment resulting from currency translation of the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from local currencies into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the period. Foreign currency translation resulted in a translation adjustment gains/(losses) of $(10.2) million, $3.1 million and $1.8 million in fiscal years 2015, 2014 and 2013, respectively, each of which are included in accumulated other comprehensive income/(loss) in the consolidated balance sheets.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning November 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for disposals in the ordinary course of business on or subsequent to November 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on disposals that do not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations.

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

2. ACQUISITIONS

On May 1, 2015, the Company completed the acquisition of Valves Incorporated of Texas, a privately held Texas corporation, pursuant to the terms of a previously announced Agreement and Plan of Merger. That acquired company manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. In addition to the lubricants business, it also owned 606,875 shares of the Company’s common stock. Fred C. Leonard III, a director of the Company, was the majority shareholder, president and chief executive officer of Valves Incorporated of Texas.

The aggregate merger consideration paid to the former shareholders of Valves Incorporated of Texas was 606,875 shares of the Company’s common stock plus $23.7 million in cash. The 606,875 shares of the Company previously owned by Valves Incorporated of Texas were cancelled as of the time of the merger, and no additional net shares of the Company were issued as a result of the merger. Of the $23.7 million cash consideration, $1.0 million of the purchase price was retained as a holdback to satisfy post-closing inventory adjustments and potential indemnity claims. $500,000 of the holdback related to inventory adjustments was released in August 2015. The remaining $500,000 of the holdback for potential indemnity claims will be released eighteen months after the closing. The Company completed the acquisition by borrowing $23.5 million on the revolving loan under its revolving credit facility. At the closing of the merger, Valves Incorporated of Texas merged into Val-Tex. See Note 7 for further discussion of the Company’s revolving credit facility.

The Company accounted for the acquisition under the acquisition method of accounting in accordance with GAAP. The Company expensed transaction and acquisition-related costs of approximately $0.5 million in fiscal year 2015, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes preliminary acquired assets and liability and the acquisition accounting for the fair value of the assets and liability recognized in the consolidated balance sheets at the acquisition date of the industrial lubricants and sealants business (in thousands):

Inventory	$1,900
Other current assets	15
Property, plant and equipment	482
Intangible assets:
Customer relationships	10,291
Trade name and trademark	2,885
Proprietary manufacturing process	2,808
Other	152
Total intangible assets	16,136
Deferred tax liability - noncurrent	(6,178)
Net assets acquired	12,355
Goodwill	11,352
Total purchase consideration	$23,707

The Company recognized $2.1 million in net sales and net income of $0.5 million related to the acquired business, in its consolidated statements of income for the fiscal year ended July 31, 2015. The pro forma impact on consolidated results had the acquisition of Valves Incorporated of Texas occurred as of the beginning of fiscal year 2015 is immaterial.

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

The Company accounted for the UPC acquisition under the acquisition method of accounting in accordance with GAAP. The Company expensed transaction and acquisition-related costs of approximately $2.1 million in fiscal year 2013, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes final acquired assets and assumed liabilities and the acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at the UPC acquisition date (in thousands):

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

The following table sets forth pro forma results for the fiscal year ended July 31, 2013 had the UPC acquisition occurred as of the beginning of fiscal year 2013. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations would have been had we completed the UPC acquisition as of the dates indicated.

(Unaudited) (in thousands,
except per share data)
2013
Revenues	$340,427
Operating income	15,955
Net income	9,123
Earnings per share — basic	$0.79

The Company recognized $16.0 million of net sales and net income of $979,000, and integration costs of $577,000 related to the acquired UPC business, in its consolidated statements of income for the fiscal year ended July 31, 2013.

The supplemental pro forma information for the UPC acquisition includes incremental interest expense from the Company’s revised credit facility of $1.0 million for the year ended July 31, 2013, excludes $2.1 million of acquisition-related costs incurred in fiscal year 2013, and includes incremental depreciation and amortization expense of approximately $3.1 million for the year ended July 31, 2013.

3. INVENTORIES

Inventories are summarized as follows at July 31, 2015 and 2014 (in thousands):

	2015	2014
Raw materials and supplies	$8,723	$7,914
Work in process	780	1,508
Supplies	525	1,793
Finished products	32,535	34,343
Less reserve for inventory obsolescence	(481)	(290)
Inventories, net	$42,082	$45,268

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2015 and 2014 (in thousands):

	2015	2014
Land	$13,257	$15,763
Buildings and improvements	38,036	42,664
Equipment	84,273	77,557
Leasehold improvements	193	143
	135,759	136,127
Less accumulated depreciation and amortization	(61,936)	(52,972)
	73,823	83,155
Construction-in-progress	6,766	9,295
Property, plant and equipment, net	$80,589	$92,450

5. INCOME TAXES

The Company is subject to United States federal, state and foreign taxes on its operations. The geographical sources of income from continuing operations before income taxes for each of the three years ended July 31 are as follows (in thousands):

	2015	2014	2013
United States	$20,442	$1,923	$12,033
Foreign	(1,558)	(1,657)	3,168
Income from continuing operations before income taxes	$18,884	$266	$15,201

The components of income tax expense/(benefit) from continuing operations for the years ended July 31 consisted of the following (in thousands):

	2015	2014	2013
Current:
Federal	$9,176	$2,582	$2,833
Foreign	(127)	1,071	1,437
State	1,214	603	197
	10,263	4,256	4,467
Deferred:
Federal	(3,660)	(1,978)	1,426
Foreign	293	(897)	(282)
State	(150)	(127)	104
	(3,517)	(3,002)	1,248
Total	$6,746	$1,254	$5,715

The Company allocated income tax benefit of $65,000 to discontinued operations for the fiscal year ended July 31, 2013.

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2015 and 2014 (in thousands):

	2015	2014
Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$238	$326
Inventory	675	787
Accrued liabilities	227	1,545
Employee benefits	2,025	1,879
Other	972	102
Less valuation allowance	(34)	(636)
Total current deferred tax assets	$4,103	$4,003
Non-current deferred tax assets
Net operating loss	$1,629	$839
Deferred compensation	1,490	616
Other	295	—
Less valuation allowance	(1,982)	(1,090)
Total non-current deferred tax assets	$1,432	$365
Deferred tax liabilities:
Current deferred tax liabilities:
Other	$—	$(128)
Prepaid assets	(341)	(398)
Total current deferred tax liabilities:	$(341)	$(526)
Non-current deferred tax liabilities:
Difference in amortization basis of intangibles	$(11,131)	$(7,129)
Difference in depreciable basis of property	(4,182)	(4,575)
Total non-current deferred tax liabilities	(15,313)	(11,704)
Net non-current deferred tax liability	$(10,119)	$(7,862)

As of July 31, 2015, the Company has $5.5 million of foreign net operating losses carry forwards, which do not expire.

The Company records provisions for uncertain tax provisions in accordance with GAAP, which prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The statute of limitations remain open for fiscal year ended July 31, 2012 and forward for United States federal income taxes and fiscal year ended July 31, 2010 and forward for state tax jurisdictions. On August 28, 2014, the Company was notified by the Internal Revenue Service that the federal income tax return for the July 31, 2013 fiscal year-end had been selected for examination. The audit is ongoing at this time.

The Company’s subsidiary in Italy is contesting income tax assessments for the three year period ended July 31, 2011 and a registration tax assessment for the December 2007 purchase of the electronic chemicals business in Italy. Adjustments were proposed by the taxing authorities that would result in approximately $2.8 million (including interest and penalties) of additional liability, if all the adjustments are sustained. In October 2014, the Italian tax court ruled in favor of the Company’s positions related to the income tax assessments. In April 2015, the taxing authority appealed the ruling. The Company does not expect all of this amount to result in cash payments in the event of an unfavorable resolution, as the Company would be able to utilize available net operating losses. The Company intends to vigorously defend its tax position. The ultimate outcome of this examination is subject to uncertainty, and the Company had a liability for its uncertain tax position in Italy as of July 31, 2015, 2014 and 2013 of $57,000, $326,000 and $437,000, respectively, which includes penalties and interest offset by net operating losses. These uncertain tax positions primarily relate to transfer pricing. See Note 8 to the consolidated financial statements.

The Company has reviewed its Mexican operations and concluded that they do not have the same level of immediate capital needs as previously expected. Therefore, the Company no longer intends for previously unremitted foreign earnings associated with its Mexico operations to be permanently reinvested outside the United States. The Company maintains its foreign earnings from the remaining foreign subsidiaries to be permanently reinvested.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35% to income from continuing operations before income taxes for each of the years ended July 31, 2015, 2014, and 2013, respectively (in thousands):

	2015	2014	2013
Income taxes at the federal statutory rate	$6,610	$93	$5,320
Effect of foreign operations	182	329	(65)
Change in valuation allowance	648	1,725	—
Adjustments to foreign operations	1,148	(916)	—
Effects of foreign currency fluctuations	(953)	—	—
State income taxes, net of federal income tax effect	639	269	232
Production deduction and tax credits	(1,182)	—	—
Acquisition related cost	125	—	714
Other	(471)	(246)	(486)
Total	$6,746	$1,254	$5,715

Uncertain Tax Positions

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at July 31, 2014	$461
Increases related to prior years positions	619
Decreases related to prior years positions	(362)
Balance at July 31, 2015	$718

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of income. During the year ended July 31, 2014, the Company had accrued $221,000 of interest and penalties related to its unrecognized tax benefits. The amount of interest and penalties recognized in our tax provision for the year ended July 31, 2015 was a decrease of accrued interest and penalties of $163,000.

6. INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	Number of Years
	Weighted		July 31, 2015
	Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(839)	$(87)	$1,278
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(77)	—	40
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(3,649)	70	10,521
Other chemicals-customer relationships (15 years)	15.0	10,291	(172)	—	10,119
Other chemicals-other related contracts (5 years)	5.0	152	(8)	—	144
Total intangible assets subject to amortization	13.8	$26,864	$(4,745)	$(17)	$22,102
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$36,560

	Number of Years
	Weighted		July 31, 2014
	Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(559)	$79	$1,724
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(67)	—	50
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(2,426)	801	12,475
Total intangible assets subject to amortization	13.1	$16,421	$(3,052)	$880	$14,249
Intangible assets not subject to amortization:
Creosote product registrations					5,339
Penta product registrations					8,765
Total intangible assets not subject to amortization					14,104
Total intangible assets, net					$28,353

Assets acquired in the acquisition of the industrial valve lubricants and sealants business in May 2015 included $10.3 million of customer relationships and $0.2 million of non-compete agreements, which are being amortized over fifteen and five years, respectively. Additionally, in connection with the acquisition, the Company recorded $11.4 million of goodwill (non-deductible for tax). Assets acquired in the acquisition of the UPC subsidiaries in May 2013 included $12.8 million of product qualifications and $1.9 million of non-compete agreements, which are being amortized over 15 and seven years, respectively. Intangible assets subject to amortization are amortized over their estimated useful lives which are between five and 15 years. Total amortization expense related to intangible assets was approximately $1.7 million, $1.8 million and $573,000 for the fiscal years ended July 31, 2015, 2014 and 2013, respectively. The estimated amortization expense is projected to be approximately $2.1 million, $2.1 million, $2.0 million and $2.0 million and $1.8 million for fiscal years 2016 through 2020, respectively.

The following table presents carrying value of goodwill by operating segment as of July 31, 2015, 2014 and 2013 (in thousands):

	Other Chemicals	Electronic Chemicals	Total
Balance as of July 31, 2013	3,779	7,150	10,929
Working capital adjustment from the UPC acquisition	—	535	535
Finalization of purchase price allocation	—	880	880
Foreign currency translation adjustment	—	251	251
Balance as of July 31, 2014	3,779	8,816	12,595
Industrial lubricants business acquisition	11,352	—	11,352
Foreign currency translation adjustment	—	(877)	(877)
Sale of creosote business	(662)	—	(662)
Balance as of July 31, 2015	$14,469	$7,939	$22,408

7. LONG-TERM OBLIGATIONS

Working Capital

On October 9, 2014, the Company refinanced and amended its existing loan facility and entered into a new credit facility as reported on Form 8-K filed on October 10, 2014 (the “Second Restated Credit Facility”). At July 31, 2015 the Company had $53 million outstanding under the Second Restated Credit Facility of $150.0 million. The maximum borrowing capacity under that revolving loan facility was $94.2 million, after giving effect to a reduction of $2.8 million for unused letters of credit. The actual amount available under the revolving facility at July 31, 2015 was limited, however, to approximately $76.8 million, because of a loan covenant restriction respecting funded debt to pro-forma earnings before interest, taxes and depreciation.

Long Term Obligations

The Company’s long-term debt and current maturities as of July 31, 2015 and 2014 consisted of the following (in thousands):

	July 31, 2015	July 31, 2014
Senior secured debt:
Note purchase agreement, maturing on December 31, 2015, interest rate of 7.43%	$—	$20,000
Revolving loan facility, maturing on April 30, 2018, variable interest rates based on LIBOR plus 2.0% at July 31, 2014	—	40,000
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at July 31, 2015	53,000	—
Total debt	53,000	60,000
Current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$53,000	$60,000

 The Company entered into an amended and restated credit agreement and a note purchase agreement in December 2007, which were subsequently amended. Advances under the revolving loan, as amended, bore interest at 2.155% as of July 31, 2014. The amount outstanding on the revolving loan facility was $40.0 million at July 31, 2014. The note purchase agreement was for $20.0 million. Advances under the note purchase agreement bore interest at 7.43% per annum.

On October 9, 2014, the Company refinanced its then existing revolving loan facility and entered into the Second Restated Credit Facility. The Second Restated Credit Facility is now with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The initial advance under the Second Restated Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under the Company’s note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and the Company refinanced $38.0 million then outstanding under its existing revolving loan facility. As a result, the note purchase agreement was classified as a long-term obligation as of July 31, 2014.

The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The amount available under the Second Restated Credit Facility at July 31, 2015 was limited, however, by a loan covenant restriction related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Taking that restriction into account, at July 31, 2015, the Company could draw approximately an additional $76.8 million on its revolving loan. The maturity date for the Second Restated Credit Facility is October 9, 2019.

The revolving loan under the Second Restated Credit Facility bears interest at varying rate of LIBOR plus a margin based on funded debt to EBITDA, as described in the table.

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

Advances under the revolving loan bore interest at 1.189% as of July 31, 2015. The Company also incurs an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including requirements that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of July 31, 2015, the Company was in compliance with all covenants of the Second Restated Credit Facility.

After considering the Second Restated Credit Facility, principal payments due under long-term debt agreements as of July 31, 2015 for the fiscal years ended July 31 are as follows (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$53,000	$—	$—	$—	$—	$53,000	$—

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2015 are summarized in the following table (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$10,811	$2,772	$1,722	$849	$693	$537	$4,238
Purchase obligations(1)	78,296	45,790	28,419	4,087	—	—	—
Total	$89,107	$48,562	$30,141	$4,936	$693	$537	$4,238

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.

Rent expense relating to the operating leases was approximately $3.4 million, $3.8 million and $2.7 million in fiscal years 2015, 2014 and 2013, respectively.

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

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $ 977,000, $667,000, and $522,000, in fiscal years 2015, 2014 and 2013, respectively. These costs are included in selling, general, and administrative expenses.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.0 million, including interest and penalties through July 31, 2015 (at an exchange rate of 1.103 $/€). The Company had a liability for an uncertain tax position for items in the amount of $57,000, $326,000 and $437,000 as of July 31, 2015, 2014 and 2013, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through July 31, 2015, is €802,000 (or approximately $885,000, at an exchange rate of 1.103 $/€). The Provincial Tax Court issued a ruling in October 2014 agreeing with the Company’s position in the income tax assessment case. In April 2015, the taxing authority appealed that ruling. The hearing date has not been set. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

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

9. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan in which all regular U.S. employees are eligible to participate. The Company makes matching contributions under this plan of up to 4% of a participant’s compensation up to the annual regulated maximum amounts. The first 3% of the employee contribution is matched at 100%. The next 2% of the employee contribution is matched at 50%. Company contributions to the plan totaled approximately $573,000, $608,000 and $457,000 in fiscal years 2015, 2014, and 2013, respectively.

The locations in the United Kingdom and Singapore, acquired as part of the UPC acquisition from OM Group, make contributions to retirement plans that function as defined contribution retirement plans. The Company’s contributions to those plans were approximately $1.3 million and $1.5 million in fiscal years 2015 and 2014, respectively. The Company’s contributions to those plans were not significant in fiscal year 2013.

The Company’s other long-term liabilities included approximately $1.2 million and $1.1 million as of July 31, 2015 and 2014, respectively, related to benefit obligations in connection with the France location included in the acquisition of the UPC business. This payable is an unfunded benefit obligation of the Company.

The Company has an employee benefit arrangement for one of its former U.S. employees. As of July 31, 2015 and 2014, the associated liability was approximately $490,000 and $553,000, respectively. The amount payable is a general obligation of the Company. Benefit payments under this arrangement, which the Company began paying in April 2013, will be paid for 10 years.

10. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2015	2014	2013
	(Amounts in thousands, except per share data)
Income/(loss) from continuing operations	$12,138	$(988)	$9,486
Income/(loss) from discontinued operations	—	—	(138)
Net income (loss)	$12,138	$(988)	$9,348
Weighted average shares outstanding — basic	11,673	11,615	11,487
Dilutive effect of options/warrants and stock awards	106	—	91
Weighted average shares outstanding — diluted	11,779	11,615	11,578
Basic earnings/(loss) per share
Basic earnings/(loss) per share from continuing operations	$1.04	$(0.09)	$0.82
Basic earnings per share on income/(loss) from discontinued operations	—	—	(0.01)
Basic earnings/(loss) per share	$1.04	$(0.09)	$0.81
Diluted earnings per share
Diluted earnings/(loss) per share from continuing operations	$1.03	$(0.09)	$0.82
Diluted earnings per share on income/(loss) from discontinued operations	—	—	(0.01)
Diluted earnings/(loss) per share	$1.03	$(0.09)	$0.81

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There was an average of 136 shares, 21,033 shares and 6,222 shares for the fiscal years ended 2015, 2014 and 2013, respectively, not included in the computation of diluted earnings per share. Potentially dilutive shares are not included in the computation of diluted weighted average shares outstanding for the fiscal year ended July 31, 2014 due to a loss from continuing operations for the year.

11. STOCK-BASED COMPENSATION

Stock-Based Incentive Plans

The Company adopted a 2009 Long-Term Incentive Plan (“LTI Plan”) in October 2009, and it was approved by the shareholders at the annual meeting in December 2009. The Company adopted a 2004 Long-Term Incentive Plan (“2004 LTI Plan”) in October 2004, and it was approved by the shareholders at the annual meeting in November 2005, which expired and terminated on October 14, 2014. The Company adopted the 1996 Stock Option Plan (the “1996 Stock Plan”) in October, 1996, which expired and terminated on July 31, 2007. There are no options outstanding under the 1996 Stock Plan or the 2004 LTI Plan as of July 31, 2015.

The LTI Plan permits the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation and Development Committee as the administrator of the LTI Plan. Subject to the terms of the LTI Plan, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plan, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 750,000 shares under the LTI Plan. Under the LTI Plan, no executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals relating to more than 200,000 shares of common stock. At July 31, 2015 there were approximately 124,575 shares available for future grants under the LTI Plan.

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation costs of approximately $2.8 million, $2.2 million and $446,000, respectively, for the fiscal years ended July 31, 2015, 2014 and 2013, and the related tax benefits of $887,000, $825,000 and $168,000, respectively, for the fiscal years ended July 31, 2015, 2014 and 2013. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.

As of July 31, 2015, there was approximately $4.2 million of unrecognized compensation costs that are related to outstanding stock awards expected to be recognized over a weighted-average period of 1.8 years.

In connection with the election of Christopher T. Fraser as the Company’s President and Chief Executive Officer on September 24, 2013, the Company granted Mr. Fraser (i) 50,000 shares of common stock and (ii) time-based restricted stock awards for 30,000 shares of common stock (vesting over five years). The Company also agreed to grant performance-based restricted stock awards for an aggregate of 70,000 shares of common stock in five equal installments beginning in fiscal year 2014. The Company recorded an expense of approximately $1.1 million in the first quarter of fiscal year 2014 for the grant date fair value of the 50,000 shares of common stock.

A summary of activity for stock option and stock-awards is presented below.

Stock Options

There were no stock options granted in fiscal years 2015, 2014 and 2013 and no stock options outstanding at July 31, 2015 and 2014.

There were no options exercised in fiscal year 2015. The total intrinsic value of options exercised in fiscal years 2014 and 2013 was approximately $952,000 and $1.6 million, respectively. The total fair value of shares vested was $0, and $39,000 for the fiscal years ended July 31, 2014 and 2013, respectively.

Performance Shares

The Company grants performance-based Series 1 and Series 2 awards for shares to certain executives and employees. Stock-based compensation for the awards is recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period based on the number of shares expected to vest under the awards at the end of the measurement period. The expected percent of vesting is determined using certain performance measures described below and is re-evaluated at the end of each reporting period through the end of the measurement period.

At August 1, 2014 there were non-vested performance share awards outstanding for 185,915 shares, which reflected the target number of shares under the awards. During fiscal year 2015 there were Series 1 awards granted for 124,672 shares and awards for 12,147 shares were forfeited. These shares represented the target award subject to certain performance measures. No Series 1 awards for shares vested during fiscal year 2015. Total performance share awards for 53,650 shares granted in fiscal year 2013 did not vest at July 31, 2015, the end of the measurement period for such awards. At July 31, 2015, there were non-vested performance share awards outstanding for 244,790 shares reflecting the target number of shares issuable under outstanding awards for fiscal years 2014 and 2015.

The fair value of the key personnel fiscal year 2015 award granted on March 26, 2015 was measured using the Company’s closing stock price on the grant date of $25.85. The fair value of the executive fiscal year 2015 award granted on December 9, 2014 was measured using the Company’s closing stock price on the grant date of $17.81. Stock-based compensation on the awards is recognized on a straight-line basis over the requisite service period beginning on the date of grant through the end of the measurement period ending on July 31, 2017, based on the number of shares expected to vest under the award at the end of the measurement period.

A summary of the performance-based stock awards granted to certain employees and executives as Series 1 awards in fiscal years 2015, 2014 and 2013 is detailed below.

Date of Grant	Series Award	Target Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Actual or Expected Percentage of Vesting (1)	Shares Projected to Vest or Vested
Fiscal Year 2015 Award
03/26/2015	Series 1	21,173	$25.85	07/31/2017
12/09/2014	Series 1	103,499	$17.81	07/31/2017
	Forfeitures(2)	(562)
Total		124,110			135%	168,042
Fiscal Year 2014 Award
02/25/2014	Series 1	127,315	$14.88	07/31/2016
	Forfeitures(2)	(6,635)
Total		120,680			100%	120,680
Fiscal Year 2013 Award
12/4/2012	Series 1	141,059	$18.75	07/31/2015
	Forfeitures(2)	(87,409)
Total		53,650			0%	—

(1)	The percentage vesting for performance share awards is currently estimated at 135%, 100% and 0% of the target awards for the fiscal year 2015, 2014 and 2013 awards, respectively.
(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2015, 2014 and 2013 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2015, 2014 and 2013 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through July 31, 2015, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2015 and 2014 awards, shares vested under the awards may increase to a maximum of 167% and 150%, respectively, of the target award on achievement of maximum performance objectives. For the fiscal year 2013 awards, the target award is equal to the maximum award.

Series 2: None outstanding.

Series 3: The table does not include certain performance-based awards to be granted to Christopher T. Fraser according to his employment agreement as of September 24, 2013. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during fiscal year 2015, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1, 2014 and ending July 31, 2015. As of July 31, 2015, the Series 3 awards to Mr. Fraser have fully vested.

The weighted-average grant-date fair value of performance share awards forfeited during the fiscal year 2015 was $15.74. The weighted-average grant-date fair value of performance share awards outstanding at August 1, 2014 and July 31, 2015 was $14.88 and $17.36, respectively.

The total fair value of performance share awards vested during fiscal years 2015, 2014 and 2013 was approximately $233,000, $45,000, and $118,000, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the fiscal year ended July 31, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2014	50,100	$19.19
Granted(1)	68,774	20.00
Vested(2)	(36,186)	19.65
Forfeited	—	—
Non-vested on July 31, 2015	82,688	19.66

(1)

Includes 19,386 share awards granted to non-employee directors during fiscal year 2015. The director awards were granted for a three month service period. The director awards were granted at the end of each quarter and vested once the service period was complete. Includes 8,000 share awards granted to certain employees vesting over one or two years from the date of grant. Includes 41,388 share awards granted to certain employees and executives during fiscal year 2015 which are expected to vest on July 31, 2017. The Company recognizes compensation expense related to the awards over the respective service period.

(2)	Includes 19,386 share awards granted to non-employee directors indicated above and 16,800 share awards granted to employees.

The total fair value of share awards vested during the fiscal years ended 2015, 2014 and 2013 was approximately $944,000, $1,822,000, and $542,000, respectively.

12. DISCONTINUED OPERATIONS

Discontinued operations reflected a loss before income taxes of $203,000 for fiscal year 2013.

On March 1, 2012, the Company sold the business that had comprised the animal health segment to Bayer Healthcare LLC. For the fiscal year ended July 31, 2013, $82,000 was reported as a loss from discontinued operations before income taxes. In fiscal year 2013 the loss included $57,000 for a post-closing inventory adjustment that was recognized as loss on sale of the business in the first fiscal quarter.

In the sale of the animal health business, $1.0 million of the price is restricted cash held in escrow. The escrowed amount is to be held pending the final acceptance by the EPA of certain studies being performed at the request of the EPA on tetrachlorvinphos, the active ingredient used in Rabon products. The escrowed funds are to be released to the Company once the EPA has finally accepted the studies, the buyer has voluntarily canceled the products, or after five years. The escrowed funds are to be released to the buyer if the EPA cancels the products to which the studies pertain before the funds are distributed to the Company.

Animal health net sales and income before income tax reported in discontinued operations were as follows for the fiscal year ended July 31. There were no such amounts for fiscal year 2015 or 2014:

2013
(Amounts in thousands)
Revenue	$57
Income (loss) before income taxes	(25)

13. SEGMENT INFORMATION

The Company has two reportable segments—electronic chemicals and other chemicals. In conjunction with the acquisition of the industrial valve lubricants and sealants business, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals and other chemicals business segments. Previously the Company had two reportable segments – electronic chemicals and wood treating chemicals. The electronic chemicals segment includes the ultra pure chemicals business acquired from OM Group on May 31, 2013 and represents the substantial majority of the Company’s on-going operations. During the second quarter ended January 31, 2015, the Company sold the creosote business which, along with the Company’s penta business, comprised the previous wood treating chemicals segment. The remaining piece of the wood treating chemicals segment was combined with the recently acquired industrial lubricants business and are presented as the other chemicals segment. Therefore, as of May 1, 2015 our other chemicals segment includes the Company’s penta business and the recently acquired industrial valve lubricants and sealants business.

	2015	2014	2013
	(Amounts in thousands)
Sales
Electronic chemicals	$265,608	$253,754	$165,755
Other chemicals	54,820	99,514	97,185
Total sales for reportable segments	$320,428	$353,268	$262,940
Depreciation and amortization(1)
Electronic chemicals	$12,257	$13,240	$7,416
Other chemicals	626	400	418
Other — general corporate	648	477	461
Total consolidated depreciation and amortization	$13,531	$14,117	$8,295
Segment income from operations(2)
Electronic chemicals	$21,787	$14,089	$13,992
Other chemicals	8,735	8,390	10,522
Total segment income from operations	$30,522	$22,479	$24,514

(1)	Segment depreciation excludes depreciation for restructuring and realignment.
(2)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges.

For fiscal years 2015, 2014 and 2013 sales to one customer represented approximately 23%, 15% and 20%, respectively, of the Company’s net sales. In fiscal years 2014 and 2013, sales to another customer represented approximately 13% and 16% of the Company’s net sales. No other customers accounted for 10% or more of the Company’s net sales.

Corporate overhead expenses allocated to segment income for the fiscal years ended July 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(Amounts in thousands)
Electronic chemicals	$10,780	$8,751	$5,218
Other chemicals	4,071	4,458	4,461
Total corporate overhead expense allocation	$14,851	$13,209	$9,679

A reconciliation of total segment to consolidated amounts as of July 31, 2015 and 2014, and for fiscal years 2015, 2014 and 2013 is set forth in the table below.

	2015	2014	2013
	(Amounts in thousands)
Assets:
Total assets for reportable segments	$228,233	$233,580	$244,015
Total assets for discontinued operations(1)	—	—	467
Other current assets	8,440	7,690	9,120
Other assets	5,686	9,588	8,413
Total assets	$242,359	$250,858	$262,015
Sales:
Total sales for reportable segments	$320,428	$353,268	$262,940
Other(2)	70	138	371
Net sales	$320,498	$353,406	$263,311
Segment income from operations:
Total segment income from operations(3)	$30,522	$22,479	$24,514
Other corporate expense(3)	(7,029)	(7,652)	(7,334)
Restructuring and realignment charges	(6,904)	(10,876)	-
Operating income	16,589	3,951	17,180
Interest expense, net	(1,407)	(2,854)	(1,771)
Other income/(expense), net	3,702	(831)	(208)
Income from continuing operations before income taxes	$18,884	$266	$15,201

Geographic Data:

	2015	2014	2013
	(Amounts in thousands)
Net sales:
United States	$183,384	$212,903	$200,184
International	137,114	140,503	63,127
Net sales	$320,498	$353,406	$263,311
Property, plant and equipment, net:
United States	$45,257	$49,776
International	35,332	42,674
Property, plant and equipment, net	$80,589	$92,450

(1)	Reflects deferred tax assets as of July 31, 2013.
(2)	Primarily reflects income in connection with the sale of the animal health business. See Note 12.
(3)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public entity such as board compensation, audit expense, fees related to the listing of our stock and expenses incurred to pursue acquisition opportunities.

14. RESTRUCTURING AND REALIGNMENT EVENTS

In October 2013, the Company announced that as part of global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group will be closed, and production shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company ceased production at the Fremont facility and completed site decommissioning prior to the end of fiscal year 2014. In November 2013, the Company also announced that it will close a facility in Milan, Italy, and shift production to facilities in France and the United Kingdom. Restructuring charges, exclusive of accelerated depreciation, have been $4.3 million in the aggregate in fiscal years 2015 and 2014, and accelerated depreciation with respect to the closed facilities was approximately $3.3 million over those two fiscal years.

At July 31, 2015, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee Costs	Decommissioning and Environmental	Other	Total
Accrued liability at July 31, 2013	$—	$—	$—	$—
Charges	2,631	1,260	34	3,925
Payments	(698)	(438)	0	(1,136)
Adjustment	(45)	(12)	(7)	(64)
Accrued liability at July 31, 2014	$1,888	$810	$27	$2,725
Charges	—	90	11	101
Payments	(882)	(654)	(12)	(1,548)
Adjustment	(290)	(77)	(9)	(376)
Accrued liability at July 31, 2015	$716	$169	$17	$902

Total accelerated depreciation for the fiscal years ended July 31, 2015 and 2014 was $900,000 and $2.4 million, respectively.

In October 2014, the Company announced a realignment of its hydrofluoric acid business and subsequently exited the facility operated for the Company by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. Operations ceased in the third quarter of fiscal year 2015. The Company incurred total charges of $4.8 million for accelerated depreciation during fiscal year 2015. Additionally, the Company incurred certain employee costs of $0.8 million. All assets have been fully depreciated as of July 31, 2015.

The changes to the asset retirement obligation associated with realignment are as follows:

Asset retirement obligation at July 31, 2014	$3,870
Charges	671
Payments	(3,721)
Adjustment	(9)
Asset retirement obligation at July 31, 2015	$811

In fiscal year 2014, the Company established an asset retirement obligation of $3.7 million for decontamination, decommissioning and dismantling at Bay Point, and recorded $1.0 million depreciation expense against that obligation, and the Company recognized $0.8 million of additional accelerated depreciation. In addition, the Company recognized an impairment charge of $2.7 million in fiscal year 2014 with respect to certain manufacturing equipment at Bay Point that is unrelated to hydrofluoric acid production.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results for the fiscal years ended July 31, 2015 and 2014 exclude the effect of discontinued operations, except for net income amounts. See note 12 for further detail on discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2015
Net sales	$90,779	$79,762	$73,964	$75,993
Gross profit	27,591	28,555	26,815	26,516
Operating income	2,819	3,167	4,761	5,842
Income before income taxes	1,988	8,534	2,827	5,535
Net income	1,185	5,490	2,135	3,328
Earnings per share:
Net income per share
- basic	$0.10	$0.47	$0.18	$0.29
- diluted	0.10	0.47	0.18	0.28
Year Ended July 31, 2014
Net sales	$93,560	$84,253	$84,437	$91,156
Gross profit	25,567	25,190	24,765	27,977
Operating income/(loss)	3,055	(1,603)	2,914	(415)
Income/(loss) before income taxes	2,077	(2,384)	1,883	(1,310)
Net income /(loss)	1,352	(2,744)	1,226	(822)
Earnings/(loss) per share:
Income/(loss) per share
- basic	$0.12	$(0.24)	$0.11	$(0.07)
- diluted	0.12	(0.24)	0.11	(0.07)

Earnings per share amounts are computed independently for each quarter presented. Therefore, the sum of the quarterly earnings per share may not equal annual earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, because of material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods is subject to the risk that controls may become inadequate in the future period because of changes in conditions, in the degree of compliance with the policies, or because procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2015 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Framework”). In this assessment, management identified material weaknesses in financial controls, and concluded that internal control over financial reporting was not effective as of July 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected.

Although we determined in our assessment that internal control over financial reporting was not effective as of July 31, 2015, in connection with the fourth quarter financial close of fiscal year 2015 and the implementation of the new ERP system in that quarter, we delayed the quarter close and performed additional analyses and procedures, including among other things, additional transaction reviews, control activities, account reconciliations and physical inventories. As a result of these and other expanded procedures, and taking into account the material weaknesses in internal control over financial reporting described below, we have concluded that the consolidated financial statements included in Item 8 of Part II of this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

In our assessment of the effectiveness of our internal control over financial reporting as of July 31, 2015, the material weaknesses that were identified result from our personnel not having sufficient knowledge, experience and skills to handle both the demands of financial reporting and the added burden of the implementation and stabilization of our new ERP system at the same time, and also result from failures in the control environment and monitoring activities over our operations in France.

The following are the material weaknesses within our financial reporting process arising in connection with the implementation of the new ERP system:

•

With respect to the control environment, we did not provide sufficient personnel with an appropriate level of knowledge, experience and skills commensurate with the requirements of our business environment and our financial reporting, including the ability to complete the financial reporting process timely in the same quarter as the ERP implementation.

•

With respect to risk assessment, we did not adequately identify and mitigate risks associated with implementing the new ERP system used for financial reporting purposes, including a failure to adequately assess and implement (i) the staffing level and training needs of our business and our accounting and financial reporting staff, and (ii) effective protocols for information systems access and segregation of duty conflicts.

Additionally, the following control deficiencies were noted in the control environment and monitoring activities in connection with our operations in France:

•

We did not design and maintain effective controls for the review, supervision and monitoring of our internal control processes in France, particularly related to the detailed performance and documentation of controls.

•

We did not have sufficient accounting professionals for operations in France with an appropriate level of commitment to the importance of internal controls over financial reporting and the knowledge, experience and skills to perform and monitor those controls.

The material weaknesses that we identified above were related to the implementation of our new ERP system for operations in the United States and for the corporate function. We initially planned for a “go live” date of February 1, 2015. The initial “go live” date was selected to allow sufficient time to address issues normally expected to be encountered in a major system implementation.  The “go live” date was ultimately postponed to May 1, 2015, however, in order to be assured that order processing and shipping, operations and invoicing and collection would function properly for our customers. Although those business processes did function successfully, the postponement meant that “go live” occurred in our fourth quarter of fiscal year 2015, and due to the delay in the implementation, additional stress was placed on our personnel, organization and maintenance of internal controls over financial reporting. The new ERP system required implementation of internal controls under a new system environment, and placed additional demands on our personnel in the businesses and in accounting and financial reporting. The new implementation also meant that data from the prior system in the United States, and the several ERP systems run globally, had to be merged with the new ERP system.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2015, and has issued an adverse opinion, which appears herein.

Management’s Remediation Plans. To correct these material weaknesses in internal control over financial reporting, we plan on taking appropriate actions over the next year including:

•

Senior leadership will reemphasize the importance of having effective controls over financial reporting. That effort will include face-to-face meetings during the year, the creation of a formalized role for someone to have primary oversight responsibility for the Company’s controls compliance, training, and the implementation of other regular, periodic interactions with employees who are involved in the financial reporting process and related internal controls to ensure that these personnel have the necessary skill, training, and time to carry out the Company’s internal control over financial reporting.

•	We will hire personnel with enhanced qualifications, implement reorganized reporting and supervision of financial controls, and improve training with respect to the controls.
•

We will continue our risk assessment process by formally considering staffing and training needs as they relate to the financial reporting process, including enhanced mitigation in order to assure that we have sufficient personnel with an appropriate level of knowledge, experience and skills to successfully accomplish the requirements of the financial reporting process, including in connection with any ERP system.

•	To assist in the completion of the financial reporting process timely, we will further automate the consolidation process.
•

We will reconsider the design of selected controls over financial reporting to improve their clarity and effectiveness, add additional controls where advisable, and analyze selected business processes and more effectively align appropriate and effective controls over those processes.

•

We will address failures in information systems access and segregation of duties controls by reconsidering how user authorization is implemented, and make modifications where advisable to enhance their effectiveness, including by evaluating and acquiring additional monitoring and assessment tools.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in conjunction with our management’s evaluation of such control that occurred during our fiscal quarter ended July 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that various manual and automated controls changed or were put in place in connection with the implementation of our new ERP system for our U.S. business, including our corporate function.

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2015.

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

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the Company’s Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.

3.2	Amended and Restated Bylaws, amended and restated as of October 23, 2014, filed as Exhibit 3.2 to the Company’s report on Form 10-K filed October 28, 2014, and incorporated herein by reference.

3.3

Articles of Amendment to Restated and Amended Articles of Incorporation, filed December 11, 1997 filed as Exhibit 3 to the Company’s second quarter 1998 report on Form 10-QSB filed December 12, 1997, and incorporated herein by reference.

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.

10.4*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the Company’s 2003 report on Form 10-K filed October 23, 2003, and incorporated herein by reference.

10.6*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the Company’s 2001 report on Form 10-K filed October 24, 2001, and incorporated herein by reference.

10.8*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the Company’s report on Form 8-K filed September 7, 2005, and incorporated herein by reference.

10.9*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the Company’s report on Form 8-K filed September 7, 2005, and incorporated herein by reference.

10.13†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the Company’s report on Form 10-Q filed March 17, 2008, and incorporated herein by reference.

10.14*

Executive Severance Plan dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the Company’s report on Form 8-K filed October 13, 2008, and incorporated herein by reference.

10.17†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the Company’s report on Form 8-K filed May 13, 2009, and incorporated herein by reference.

10.18*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the Company’s report on Form 10-K filed October 14, 2009, and incorporated herein by reference.

10.19

Second Amendment to Amended and Restated Credit Agreement with Wachovia Bank, National Association dated March 18, 2010 filed as Exhibit 10.47, to the Company’s report on Form 8-K filed on March 30, 2010, and incorporated herein by reference.

10.27

Purchase Agreement between OM Group, Inc., OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals Ltd, KMG Electronic Chemicals, Ltd, KMG Electronic Chemicals Pte. LTD., KMG Electronic Chemicals, Inc. and KMG Chemicals. Inc. dated April 28, 2013 filed as Exhibit 10.27 to the Company’s report on Form 10-Q filed on June 10, 2013, and incorporated herein by reference.

10.28

Share Purchase Agreement between OM Group, Inc., OMG Harjavalta Chemicals Holding BV, KMG Electronic Chemicals SAS and KMG Chemicals, Inc. dated April 28, 2013 filed as Exhibit 10.28 to the Company’s report on Form 10-Q filed on June 10, 2013, and incorporated herein by reference.

10.29*	Interim CEO Agreement with Mr. Fraser filed as Exhibit 10.29 to the Company’s report on Form 8-K filed on July 2, 2013, and incorporated herein by reference.

10.31*	Employment Agreement with Mr. Fraser dated September 24, 2013 filed as Exhibit 10.31 to the Company’s report on Form 8-K filed on September 26, 2013, and incorporated herein by reference.

10.32	Form of the Indemnification Agreement filed as Exhibit 10.32 to the Company’s report on Form 8-K filed on March 3, 2014, and incorporated herein by reference.

10.33

Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. dated October 9, 2014 initially filed as Exhibit 10.33 to the Company’s report on Form 8-K filed October 10, 2014, and incorporated herein by reference.

10.34

Asset Purchase Agreement dated as of January 16, 2015 between the Company, KMG-Bernuth, Inc. and Koppers Inc., filed as Exhibit 10.34 to the Company’s report on Form 8-K filed on January 20, 2015, and incorporated herein by reference.

10.35

Agreement and Plan of Merger dated as of April 1, 2015, among KMG Chemicals, Inc., Valves Incorporated of Texas, KMG Victoria I, LLC, KMG Victoria II, LLC and the Principal Shareholders and the Shareholders’ Representative named therein, filed as Exhibit 10.35 to the Company’s report on Form 8-K filed on April 2, 2015, and incorporated herein by reference.

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

KMG Chemicals, Inc.

Schedule II — Valuation and Qualifying Accounts

Fiscal years ended July 31, 2015, 2014 and 2013

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Additions/ Deductions	Balance at end of period
Year ended July 31, 2015:
Allowance for doubtful accounts	$272	$—	$(128)	$144
Inventory obsolescence	290	941	(750)	481
Valuation allowance on deferred tax assets	1,725	291	—	2,016
Year ended July 31, 2014:
Allowance for doubtful accounts	$224	$108	$(60)	$272
Inventory obsolescence	180	221	(111)	290
Valuation allowance on deferred tax assets	—	1,725	—	1,725
Year ended July 31, 2013:
Allowance for doubtful accounts	$16	$208	$—	$224
Inventory obsolescence	493	107	(420)	180
Valuation allowance on deferred tax assets	—	—	—	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ Christopher T. Fraser	Date: November 27, 2015
Christopher T. Fraser President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Malinda G. Passmore	Date: November 27, 2015
Malinda G. Passmore, Vice President and Chief Financial Officer

By:	/s/ Marcelino Rodriguez	Date: November 27, 2015
Marcelino Rodriguez, Controller and Chief Accounting Officer

By:	/s/ James F. Gentilcore	Date: November 27, 2015
James F. Gentilcore, Director

By:	/s/ Gerald G. Ermentrout	Date: November 27, 2015
Gerald G. Ermentrout, Director

By:	/s/ George W. Gilman	Date: November 27, 2015
George W. Gilman, Director

By:	/s/ Robert Harrer	Date: November 27, 2015
Robert Harrer, Director

By:	/s/ John C. Hunter, III	Date: November 27, 2015
John C. Hunter, III, Director

By:	/s/ Fred C. Leonard	Date: November 27, 2015
Fred C. Leonard III, Director

By:	/s/ Karen A. Twitchell	Date: November 27, 2015
Karen A. Twitchell, Director