Form 10-Q
period 2015-10-31
KMG CHEMICALS INC
filed 2015-12-11
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of December 8, 2015, there were 11,715,586 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	October 31,	July 31,
	2015	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,398	$7,517
Accounts receivable
Trade, net of allowances of $156 at October 31, 2015 and $144 at July 31, 2015	35,573	36,887
Other	3,515	3,668
Inventories, net	39,592	42,082
Current deferred tax assets	2,953	2,953
Prepaid expenses and other	2,739	3,738
Total current assets	94,770	96,845
Property, plant and equipment, net	80,289	80,589
Deferred tax assets	131	131
Goodwill	22,374	22,408
Intangible assets, net	35,959	36,560
Restricted cash	1,000	1,000
Other assets, net	4,850	4,826
Total assets	$239,373	$242,359
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,279	$35,980
Accrued liabilities	10,120	9,602
Employee incentive accrual	6,780	4,852
Total current liabilities	44,179	50,434
Long-term debt, net of current maturities	51,500	53,000
Deferred tax liabilities	13,145	13,075
Other long-term liabilities	2,422	2,429
Total liabilities	111,246	118,938
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,710,439 shares issued and outstanding at October 31, 2015 and 11,690,439 shares issued and outstanding at July 31, 2015	117	117
Additional paid-in capital	32,625	31,676
Accumulated other comprehensive income (loss)	(10,151)	(9,667)
Retained earnings	105,536	101,295
Total stockholders’ equity	128,127	123,421
Total liabilities and stockholders’ equity	$239,373	$242,359

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended
	October 31,
	2015	2014
Net sales	$76,650	$90,779
Cost of sales	47,390	63,188
Gross profit	29,260	27,591
Distribution expenses	10,129	12,999
Selling, general and administrative expenses	11,215	9,200
Restructuring charges	466	577
Realignment charges	130	1,996
Operating income	7,320	2,819
Other income (expense)
Interest expense, net	(152)	(803)
Other, net	(17)	(28)
Total other expense, net	(169)	(831)
Income before income taxes	7,151	1,988
Provision for income taxes	(2,560)	(803)
Net income	$4,591	$1,185
Earnings per share
Net income per common share basic	$0.39	$0.10
Net income per common share diluted	$0.39	$0.10
Weighted average shares outstanding
Basic	11,697	11,658
Diluted	11,865	11,696

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2015	2014
Net income	$4,591	$1,185
Other comprehensive income
Foreign currency translation income (loss)	(484)	(3,974)
Total other comprehensive income (loss)	(484)	(3,974)
Total comprehensive income (loss)	$4,107	$(2,789)

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2015	2014
Cash flows from operating activities
Net income	$4,591	$1,185
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,545	3,430
Non-cash restructuring and realignment charges	105	2,589
Amortization of loan costs	42	27
Stock-based compensation expense	939	436
Bad debt expense	12	—
Allowance for excess and obsolete inventory	57	221
Loss (gain) on disposal of property	9	(2)
Deferred income taxes	86	(1,141)
Tax benefit from stock-based awards	(10)	(9)
Changes in operating assets and liabilities
Accounts receivable — trade	1,099	(2,398)
Accounts receivable — other	160	(373)
Inventories	2,310	(826)
Other current and noncurrent assets	420	(139)
Accounts payable	(7,850)	4,486
Accrued liabilities and other	2,450	2,099
Net cash provided by operating activities	7,965	9,585
Cash flows from investing activities
Additions to property, plant and equipment	(3,616)	(4,184)
Disposals of property, plant and equipment	—	10
Net cash used in investing activities	(3,616)	(4,174)
Cash flows from financing activities
Net payments under revolving credit agreement	—	(40,000)
Principal payments on term loan	—	(20,000)
Borrowings under New Credit Facility	—	59,100
Payments under New Credit Facility	(1,500)	(3,100)
Tax benefit from stock-based awards	10	9
Payment of dividends	(351)	(349)
Net cash used in financing activities	(1,841)	(4,340)
Effect of exchange rate changes on cash	373	(592)
Net increase in cash and cash equivalents	2,881	479
Cash and cash equivalents at beginning of period	7,517	19,252
Cash and cash equivalents at end of period	$10,398	$19,731
Supplemental disclosures of cash flow information
Cash paid for interest	$151	$757
Cash paid for income taxes	$1,371	$1,149
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$137	$960

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet as of July 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.

These condensed consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Acquisitions

On May 1, 2015, the Company completed the acquisition of Valves Incorporated of Texas, a privately held Texas corporation, pursuant to the terms of a previously announced Agreement and Plan of Merger. The acquired company manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas, storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. As of October 31, 2015, the valuation of the assets acquired and the liabilities assumed is not final. The pro forma impact on consolidated results is immaterial.

3. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 168,000 and 38,000 dilutive shares related to stock-based awards for the three months ended October 31, 2015 and 2014, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if including them would be anti-dilutive. There were 14,783 potentially dilutive securities that were not included for the three months ended October 31, 2015. There were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three months ended October 31, 2014.

4. Inventories

Inventories are summarized in the following table (in thousands):

	October 31,	July 31,
	2015	2015
Raw materials	$7,646	$8,723
Work in process	1,053	780
Supplies	1,016	525
Finished products	30,395	32,535
Less: reserve for inventory obsolescence	(518)	(481)
Inventories, net	$39,592	$42,082

5. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31,	July 31,
	2015	2015
Land	$13,306	$13,257
Buildings and improvements	37,903	38,036
Equipment	84,387	84,273
Leasehold improvements	193	193
	135,789	135,759
Less: accumulated depreciation and amortization	(64,328)	(61,936)
	71,461	73,823
Construction-in-progress	8,828	6,766
Property, plant and equipment, net	$80,289	$80,589

6. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2015. The Company recognized stock-based compensation costs of approximately $939,000 and $436,000 for the three months ended October 31, 2015 and 2014, respectively. The Company also recognized the related tax benefits of $333,000 and $161,000 for the three months ended October 31, 2015 and 2014, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of October 31, 2015, the unrecognized compensation costs related to stock-based awards was approximately $5.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Shares

On August 1, 2015, there were 244,790 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. No performance share awards vested during the three months ended October 31, 2015. As of October 31, 2015, the non-vested performance-based stock awards consisted of Series 1 awards granted to certain executives and employees in fiscal years 2015 and 2014 as summarized below reflecting the target number of shares under the awards.

		Target			Expected
	Series	Award	Grant Date	Measurement	Percentage of	Shares Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2015 Awards
3/26/2015	Series 1	21,173	$25.85	7/31/2017
12/9/2014	Series 1	103,499	$17.81	7/31/2017
	Forfeitures(2)	(1,124)
Total		123,548			134%	165,368

Fiscal Year 2014 Awards
2/25/2014	Series 1	127,315	$14.88	7/31/2016
	Forfeitures(2)	(7,372)
Total		119,943			100%	119,943

(1)	The percentage vesting for performance share awards is currently estimated at 134% and 100% of the target award for the fiscal year 2015 and 2014 awards, respectively.
(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2015 and 2014 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2015 and 2014 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through October 31, 2015, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2015 and 2014 awards, shares vested may increase to a maximum of 167% and 150%, respectively, of the target award on achievement of maximum performance objectives.

Series 2: None outstanding.

Series 3: The table does not include certain performance-based awards that are granted to Christopher T. Fraser according to his employment agreement. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. The award for fiscal year 2015 was fully vested and 14,000 shares were issued on October 1, 2015. As of October 31, 2015, the 2016 Series 3 awards to Mr. Fraser have not been granted, but when granted they are expected to vest at 100%.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards outstanding was $17.51 and $17.36 at October 31, 2015 and August 1, 2015, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the three months ended October 31, 2015 and 2014 was $21.04 and $16.65, respectively.

The weighted-average per share grant-date fair value of awards forfeited during the three months ended October 31, 2015 and 2014 was $19.63 and $14.88, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the three months ended October 31, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2015	82,688	$19.66
Granted (1)	85,147	21.83
Vested(2)	(11,147)	21.59
Forfeited(3)	(188)	25.85
Non-vested on October 31, 2015	156,500	20.70

(1)

Includes 5,147 shares granted to non-employee directors for service during the three month period ended October 31, 2015. Also includes 80,000 shares granted to Mr. Fraser which vest over a service period of five years beginning on August 1, 2015. The shares are to vest one third (1/3) at the end of years three, four and five of the service period.

(2)

Includes 5,147 shares granted to non-employee directors for service for the three months ended October 31, 2015. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. The vested amount includes 6,000 shares granted to Mr. Fraser.

(3)	Forfeitures include Series 1 awards that were granted in fiscal year 2015 to certain employees that were forfeited at the termination of their employment.

The total fair value of shares vested during the three months ended October 31, 2015 and 2014 was approximately $474,000 and $237,000, respectively.

7. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	October 31, 2015
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(905)	$(99)	$1,200
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(81)	—	36
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(3,900)	(20)	10,180
Other chemicals-customer relationships (15 years)	15.0	10,291	(343)	—	9,948
Other chemicals-Other related contracts (5 years)	5.0	152	(15)	—	137
Total intangible assets subject to amortization	13.8	$26,864	$(5,244)	$(119)	$21,501
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$35,959

	Number of Years	July 31, 2015
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(839)	$(87)	$1,278
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(77)	—	40
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(3,649)	70	10,521
Other chemicals-customer relationships (15 years)	15.0	10,291	(172)	—	10,119
Other chemicals-Other related contracts (5 years)	5.0	152	(8)	—	144
Total intangible assets subject to amortization	13.8	$26,864	$(4,745)	$(17)	22,102
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$36,560

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $499,000 and $414,000 for the three month periods ended October 31, 2015 and 2014, respectively.

8. Dividends

Dividends of approximately $351,000 ($0.03 per share) and $349,000 ($0.03 per share) were declared and paid in the first quarter of fiscal years 2016 and 2015, respectively.

9. Segment Information

The Company has two reportable segments — electronic chemicals and other chemicals.

	Three Months Ended
	October 31,
	2015	2014
	(Amounts in thousands)
Sales
Electronic chemicals	$66,082	$66,323
Other chemicals	10,568	24,427
Total sales for reportable segments	$76,650	$90,750
Depreciation and amortization (1)
Electronic chemicals	$2,915	$3,202
Other chemicals	297	96
Other	333	132
Total consolidated depreciation and amortization	$3,545	$3,430
Segment income from operations (2)
Electronic chemicals	$7,274	$4,121
Other chemicals	3,764	2,585
Total segment income from operations	$11,038	$6,706

(1)	Depreciation and amortization excludes restructuring related depreciation.
(2)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three months ended October 31, 2015 and 2014 were as follows:

	Three Months Ended
	October 31,
	2015	2014
	(Amounts in thousands)
Electronic chemicals	$2,481	$2,391
Other chemicals	790	934
Total corporate overhead expense allocation	$3,271	$3,325

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended
	October 31,
	2015	2014
	(Amounts in thousands)
Sales
Total sales for reportable segments	$76,650	$90,750
Other	—	29
Net sales	$76,650	$90,779
Segment income from operations
Total segment income from operations	$11,038	$6,706
Other corporate expense (1)	(3,122)	(1,314)
Restructuring and realignment charges	(596)	(2,573)
Operating income	7,320	2,819
Interest expense, net	(152)	(803)
Other income (expense), net (Including gain on sale of creosote distribution business)	(17)	(28)
Income before income taxes	$7,151	$1,988

(1)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public company, such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities.

10. Long-Term Debt

The Company’s debt as of October 31, 2015 and July 31, 2015 consisted of the following:

	October 31,	July 31,
	2015	2015
	(Amounts in thousands)
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at October 31, 2015	$51,500	$53,000
Total debt	51,500	53,000
Current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$51,500	$53,000

On October 9, 2014, the Company entered into a new credit facility (the “Second Restated Credit Facility”). The Second Restated Credit Facility is with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A. The initial advance under the Second Restated Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under the Company’s note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and the Company refinanced $38.0 million then outstanding under its existing revolving loan facility. The Company incurred approximately $666,000 in fees and expenses to enter into the Second Restated Credit Facility.  Additionally, the Company paid $288,000 for a make-whole charge for the early repayment of the note purchase agreement.

The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. At October 31, 2015, the Company had $51.5 million outstanding under the revolving facility, and an additional $2.8 million was reserved for outstanding letters of credit, with up to an additional $95.7 million of additional borrowing capacity. The amount available under the Second Restated Credit Facility at October 31, 2015 was limited, however, by a loan covenant restriction related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Taking that restriction into account, at October 31, 2015 the Company could draw approximately an additional $84.9 million on its revolving loan. The maturity date for the Second Restated Credit Facility is October 9, 2019.

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

Advances under the revolving loan bear interest at 1.188% as of October 31, 2015. The Company will also incur an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of October 31, 2015, the Company was in compliance with all covenants of the Second Restated Credit Facility.

11. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three month period ended October 31, 2015 is 35.8%, including the valuation allowances recorded against the Company’s current operating losses for its Italian subsidiary. For the three month period ended October 31, 2014, the overall effective income tax rate was 40.4%.

Excluding the Italian results and discrete benefits, the estimated annual effective tax rate on ordinary income is 34.2% for the three month period ended October 31, 2015. Excluding the Italian results and discrete benefits, for the three month period ended October 31, 2014 the overall effective rate was 33.7%.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.0 million, including interest and penalties through October 31, 2015 (at an exchange rate of 1.103 $/€). The Company had a liability for an uncertain tax position for items in the amount of $99,000 and $57,000 as of October 31, 2015 and July 31, 2015, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through October 31, 2015, is €805,000 (or approximately $890,000 at an exchange rate of 1.103 $/€). The Provincial Tax Court issued a ruling in October 2014 agreeing with the Company’s position in the income tax assessment case. In April 2015, the taxing authority appealed that ruling. The hearing date has not been set. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. In December 2002, the Company received a letter from the EPA addressed to Idacon (f/k/a Sonford Chemical Company) notifying Idacon of potential liability under CERCLA in connection with this site. The letter requested reimbursement from Idacon for costs incurred by the EPA in responding to releases at the site, equal to $500,000 as of July 31, 2002. Idacon sold substantially all of its assets to one of our subsidiaries in 1988. The Company responded to a request for information from the EPA on the corporate history and relationship between the Company and its subsidiaries and Sonford Chemical Company in April 2003. On December 22, 2005, the EPA and certain potentially responsible parties entered an administrative order on consent which required the implementation of a remedial investigation and feasibility study. We understand that these studies were completed by mid-2012. EPA prepared a Record of Decision, selecting a remedy of excavation and disposal of soil and/or sediment, containment with soil, clay and/or armor caps and monitored natural recovery. The EPA has estimated that the remediation will cost approximately $22.0 million. In October 2014, the Company’s subsidiary, KMG-Bernuth, received a letter from EPA notifying it of potential liability under CERCLA, and inviting it to enter into negotiations to pay for or perform the selected remedy. The Company is engaged in discussions with EPA and approximately seven other parties to assess their respective potential liability. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party. The Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter.

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

13. Restructuring and Realignment Events

As part of the Company’s global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group has been closed, and production has been shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company has also announced that it will close one of its facilities in Milan, Italy, and shift some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed.

At October 31, 2015, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2015	$716	$169	$17	$902
Charges	—	—	—	—
Payments	—	(51)	—	(51)
Adjustment	3	1	—	4
Accrued liability at October 31, 2015	$719	$119	$17	$855

Total accelerated depreciation related to the closure of the Fremont and Milan facilities for the three months ended October 31, 2015 and 2014 was approximately $105,000 and $631,000, respectively.

In October 2014, the Company announced a realignment of its hydrofluoric acid business and subsequently exited the facility operated for the Company by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The asset retirement obligation was initially established in the amount of $3.7 million for decontamination, decommissioning and dismantling at Bay Point. Operations ceased in the third quarter of fiscal year 2015. The changes to the asset retirement obligation associated with realignment during the three months ended October 31, 2015 are as follows:

Asset retirement obligation at August 1, 2015	$811
Charges	130
Payments	(132)
Asset retirement obligation at October 31, 2015	$809

The Company incurred no charges for accelerated depreciation during the three month period ended October 31, 2015. For the three month period ended October 31, 2014, the Company recorded $1.9 million of accelerated depreciation. All assets have been fully depreciated as of July 31, 2015. Additionally, the Company incurred certain employee costs of $130,000 during the three months ended October 31, 2015, and $38,000 in employee costs during the three months ended October 31, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and distribute specialty chemicals globally. We operate businesses engaged in selling electronic chemicals, industrial wood treating chemicals and industrial valve lubricants and sealants. Our electronic chemicals are sold to the semiconductor industry, where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our wood treating chemicals, based on pentachlorophenol (“penta”), are used by industrial customers primarily to extend the useful life of utility poles and cross-arms. Our valve lubricants and sealants enable optimal valve operation and help prevent costly downtime at oil and gas storage facilities and pipelines. In addition, our lubricants and sealants provide important safety benefits along with preventing fugitive valve emissions.

Acquisition of Valves Incorporated of Texas

On May 1, 2015, we completed the acquisition of Valves Incorporated of Texas, a privately held Texas corporation, pursuant to the terms of a previously announced agreement and plan of merger. The acquired company manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. At the closing of the merger, Valves Incorporated of Texas merged into KMG Val-Tex, LLC, our wholly owned subsidiary.

Sale of Creosote Distribution Business

On January 16, 2015, we sold our creosote distribution business, part of our previous wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. Creosote is a wood preservative used to treat utility poles and railroad crossties. The transaction closed concurrently with the signing of the asset purchase agreement.

Restructuring and Realignment

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. and production has been shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We have also announced that we will close one of our facilities in Milan, Italy, and shift some production to our facilities in France and the United Kingdom. We are decommissioning certain manufacturing equipment in Milan. That effort will be completed in fiscal year 2016. Decommissioning charges incurred during the three months ended October 31, 2015 were $0.5 million. There were no such decommissioning charges incurred during the three months ended October 31, 2014. However, during the three months ended October 31, 2014, we incurred $0.6 million in restructuring costs, primarily due to accelerated depreciation.

In October, 2014, we announced a realignment of our hydrofluoric acid business and subsequently exited the facility operated for us by Chemtrade Logistics in Bay Point, California. Operations ceased in the third quarter of fiscal year 2015. We incurred certain employee costs of $0.1 million in the first quarter of fiscal year 2016, and a total of $2.0 million in accelerated depreciation and employee costs during the three months ended October 31, 2014.

See Note 13 to the financial statements included in this report.

Results of Operations

Three Month Period Ended October 31, 2015 compared with the Three Month Period Ended October 31, 2014

Segment Net Sales

Segment data is presented for our two reportable segments for the three month period ended October 31, 2015. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended
	October 31,
	2015	2014
	(Amounts in thousands)
Sales
Electronic chemicals	$66,082	$66,323
Other chemicals	10,568	24,427
Total sales for reportable segments	$76,650	$90,750

Net Sales

Net sales for reportable segments decreased $14.1 million, or 15.5%, to $76.7 million in the first quarter of fiscal year 2016 from $90.8 million for the same period of the prior year. The decline in net sales was primarily due to the divestiture of the creosote business in January 2015. The decrease was partially offset by increased sales of our penta products and sales in our industrial valve lubricants and sealants business acquired in May 2015.

In the first quarter of fiscal year 2016, the electronic chemicals segment had net sales of $66.1 million, a decrease of $0.2 million, or 0.3%, as compared to $66.3 million for the prior year period. Net sales were essentially flat compared to the prior year period despite the impact from the strong U.S. dollar, which reduced sales by $3.0 million compared to the prior year. Product volume grew in North America and Asia, partially offset by softness in Europe.

Net sales of other chemicals decreased $13.9 million, or 56.7%, to $10.6 million in the first quarter of fiscal year 2016 as compared to $24.4 million for the prior year period. The decline in net sales was primarily due to the fact that creosote sales ceased upon the divestiture of the creosote business in January 2015, partially offset by increased sales of our penta products and by sales in the industrial valve lubricants and sealants business acquired in May 2015.

Gross Profit

Gross profit increased by $1.7 million, or 6.0%, to $29.3 million in the first quarter of fiscal year 2016 from $27.6 million in the same quarter of the prior year. The increase in aggregate gross profit was primarily due to changes in sales mix, cost improvements and sales in our industrial valve lubricants and sealants business acquired in May 2015. Gross profit as a percentage of sales improved to 38.2% in the first quarter of fiscal year 2016 from 30.4% in the first quarter of fiscal year 2015. The improvement in gross profit as a percentage of sales was due to higher sales volume in electronic chemicals, operating efficiencies realized from the consolidation of our electronic chemicals operations, improved penta sales and margins, and the sale of our creosote distribution business, which included products with lower profit margins.

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

Distribution Expenses

Distribution expenses were down in the first quarter of fiscal year 2016 by $2.9 million, or 22.1%, to $10.1 million as compared to $13.0 million in the prior year period. Distribution expenses were approximately 13.2% and 14.3% of net sales for the first quarter of fiscal years 2016 and 2015, respectively. The electronic chemicals segment represents more than 90% of distribution expenses. Distribution expense decreased in the first quarter of fiscal year 2016, despite greater volume shipments in North America, primarily because of a decrease in Asia from improved cost controls. In addition, distribution expense decreased in the first quarter of fiscal year 2016 due to the absence of creosote sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $2.0 million, or 21.9%, to $11.2 million in the first quarter of fiscal year 2016 from $9.2 million in the same quarter of fiscal year 2015. The increase is the result of increases over the prior year period of $0.5 million in professional service expenses related to the year-end audit, $0.5 million in stock-based compensation, $0.5 million in additional depreciation and amortization and $0.5 million of additional general and administrative expenses due to the acquisition of our industrial lubricants and sealants business.

Segment Income from Operations

In the first quarter of fiscal year 2016, operating income in the electronic chemicals segment (excluding restructuring charges) was $7.3 million, an increase of $3.2 million, or 76.5%, as compared to $4.1 million for the prior year period. The improvement was primarily due to increased sales volume and favorable changes in regional product mix of sales, and operating efficiencies realized from our manufacturing consolidation.

In our other chemicals segment, operating income increased approximately $1.2 million, or 45.6%, to $3.8 million in the first quarter of fiscal year 2016 as compared to $2.6 million for the prior year period. Operating income in other chemicals increased in the first quarter of fiscal year 2016, because of sales in our industrial valve lubricants and sealants business acquired in May 2015 and increased sales volume and lower raw material costs of our penta products.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense and fees related to the listing of our stock. See Note 9 to the financial statements included in this report. For the three months ended October 31, 2015 and 2014, other corporate expenses were $3.1 million and $1.3 million, respectively. The increase in other corporate expense was due to increases in expenses over the prior year period of $0.5 million for professional services, $0.5 million for stock-based compensation, $0.3 million of depreciation for our new ERP system and $0.3 million for salaries.

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

In the first quarter of fiscal year 2016 adjusted EBITDA, which excludes costs associated with the restructuring of our manufacturing operations in Europe and the realignment of the hydrofluoric acid business, was $11.4 million, an increase of $2.6 million, or 30.1%, as compared to $8.8 million in the first quarter of fiscal year 2015. In the first quarter of fiscal year 2016 diluted adjusted earnings per share was $0.42, compared to $0.24 in the first quarter of fiscal year 2015. The increase in adjusted EBITDA and adjusted earnings per share in the first quarter of fiscal year 2016 came from increased sales volume and gross profit margins in electronic chemicals due primarily to operating efficiencies realized from our manufacturing consolidation in North America, increased sales volume and lower raw material costs for our penta products and sales in our industrial lubricants and sealants business acquired in May 2015.

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

The table below provides a reconciliation of operating income to adjusted EBITDA.

	Three Months Ended
	October 31,
	2015	2014
	(Amounts in thousands)
Operating Income	$7,320	$2,819
Other expense	(17)	(28)
Depreciation and amortization	3,651	6,019
EBITDA	10,954	8,810
Restructuring and realignment charges, excluding accelerated depreciation	490	(16)
Adjusted EBITDA	$11,444	$8,794

The table below provides a reconciliation of net income to adjusted net income and diluted adjusted earnings per share.

	Three Months Ended
	October 31,
	2015	2014
	(Amounts in thousands)
Net income	$4,591	$1,185
Items impacting pre-tax income, net of tax:
Restructuring and realignment charges	387	1,672
Adjusted net income	$4,978	$2,857
Diluted adjusted earnings per share	$0.42	$0.24
Weighted average diluted shares outstanding	11,865	11,696

Interest Expense, net

Interest expense was $0.2 million and $0.8 million in the first quarter of fiscal years 2016 and 2015, respectively. Interest expense declined because of lower interest rates from the refinancing of our credit facility on October 9, 2014, and also because the amount of our outstanding indebtedness was lower in the first quarter of fiscal year 2016 compared to the prior year period. Also, we incurred an early payment penalty of $0.3 million in connection with our refinancing in October 2014.

Income Taxes

The overall effective income tax rate for the three period ended October 31, 2015 was 35.8%, including restructuring charges and operational results in Italy for which we do not expect to realize a tax benefit. With the consolidation of our European manufacturing facilities, we expect that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. Excluding the Italian results and other discrete items, the estimated annual effective tax rate was 34.2% for the three months ended October 31, 2015. The overall effective rate was 40.4% for the three months ended October 31, 2014.

Liquidity and Capital Resources

Cash Flows

For the three months ended October 31, 2015, operating cash flows were favorably impacted by higher net income and lower overall accounts receivable and inventory during the period. However, there was a net decrease of accounts payable and accrued liabilities of $5.4 million primarily due to timing of payments to vendors, non-recurring payments related to the Bay Point facility and inventory purchases to support growth.

During the three months ended October 31, 2015, we repaid $1.5 million on our revolving credit facility.

Working Capital

On October 9, 2014, we entered into a new amended and restated credit agreement (the “Second Restated Credit Facility”) under which we have a revolving line of credit of $150.0 million. At October 31, 2015, we had $51.5 million outstanding under the revolving facility, and an additional $2.8 million was reserved for outstanding letters of credit, with up to an additional $95.7 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro‑forma earnings before interest, taxes and depreciation (“EBITDA”), and at October 31, 2015, that covenant limited our additional borrowing capacity to $84.9 million.

The initial advance under the Second Restated Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and to pay the $38.0 million then outstanding on our prior revolving loan facility. Management believes that the Second Restated Credit Facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

The Second Restated Credit Facility is with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to $100.0 million with approval from our lenders. The maturity date for the Second Restated Credit Facility is October 9, 2019.

The revolving loan under the Second Restated Credit Facility bears interest at varying rate of the 30-day LIBOR rate plus a margin based on funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as described in the table.

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

Advances under the revolving loan bear interest at 1.188% and 1.189% as of October 31, 2015 and July 31, 2015, respectively. At October 31, 2015, $51.5 million was outstanding on the revolving loan under the Second Restated Credit Facility, and an additional $2.8 million was reserved for outstanding letters of credit.

Loans under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On October 31, 2015, we were in compliance with all of our debt covenants.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

●	the loss or significant reduction in business from primary customers;
●	the loss of key suppliers;
●	the integration of our UPC acquisition taking longer or being more costly than currently believed, or the failure to achieve all the planned benefits of that integration;
●	the impact of penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty;
●	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;
●	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
●	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;
●	availability or increases in the price of energy, affecting our primary raw materials and active ingredients;
●	the timing of planned capital expenditures;

●

our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

●	our ability to realize the anticipated benefits of business acquisitions and to successfully integrate previous or future business acquisitions;
●	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
●	cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities which may not be covered by indemnity or insurance;
●	the effects of weather, earthquakes, other natural disasters and terrorist attacks;
●	the ability to obtain registration and re-registration of our products under applicable law;
●	exposure to movements in foreign currency exchange rates as a result of geographic diversity of our operations;
●	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and
●

other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

The information contained in this report, including the information set forth under the heading “Risk Factors” contained herein and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Generally we do not utilize derivative financial instruments or hedging transactions to manage that risk. Our exposure to interest rate risk and foreign currency risk is discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. There has been no material change in that information.

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

As reported in our Annual Report on Form 10-K for the year ended July 31, 2015, management identified material weaknesses in internal controls over financial reporting. The identified material weaknesses resulted from our personnel not having sufficient knowledge, experience and skills to handle both the demands of financial reporting in the fourth quarter of fiscal year 2015 and the added burden of the implementation and stabilization of our new ERP system in that quarter, and also resulted from failures in the control environment and monitoring activities over our operations in France. Our remediation of the material weaknesses in our internal control over financial reporting is ongoing.

Except for the items identified above, there were no changes to our internal control over financial reporting during the quarterly period covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 12 to the condensed consolidated financial statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the SEC.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	December 11, 2015
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date:	December 11, 2015
Malinda G. Passmore
Chief Financial Officer