Form 10-K/A
period 2015-07-31
KMG CHEMICALS INC
filed 2015-12-15
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of December 8, 2015, there were 11,715,586 shares of the registrant’s common stock, par value $0.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

KMG Chemicals, Inc. (the “Company,” “we,” “us” or “our”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2015 (the “Original Filing”), to include the information previously omitted from Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we did not file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. As a result of this Amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including amendments to those filings, if any.

TABLE OF CONTANTS

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to each of our directors as of November 30, 2015, except with respect to Robert Harrer whose information has been updated to reflect his resignation as Vice President and Chief Financial Officer of Innophos Holdings, Inc. in December 2015.

Nominees for Director

Name and Age	Director Since	Business Experience during the Past 5 Years and Other Information
Gerald G. Ermentrout (67)	2008

Mr. Ermentrout has over 30 years of experience in industrial gases and electronic chemicals. He joined Air Products and Chemicals, Inc. in 1975 and held various positions until his retirement in early 2007. From 1996 to 2007, Mr. Ermentrout served as the Vice President and General Manager of the Electronic Chemicals Division, which included the high-purity process chemicals business that we acquired in December 2007. In that position, he managed Air Products’ global materials and equipment business serving the semiconductor and flat panel display industries, with responsibility for sales, marketing and operations. During his tenure at Air Products, Mr. Ermentrout also held positions where he managed oxygen, nitrogen and hydrogen plants and pipeline systems, as well as managed major acquisitions and divestitures. He served on the board of directors of AZ Electronic Materials, a public company previously listed on the London Stock Exchange from April 1, 2007 until June 1, 2014. He received a Bachelor of Science in Engineering from the United States Naval Academy and a Masters of Business Administration from Lehigh University. Mr. Ermentrout is the Lead Director on the our Board of Directors as well as the chair of the Risk Oversight Committee and a member of the Compensation and Development Committee. Mr. Ermentrout brings critical industry experience and specialized knowledge in electronic chemicals, our largest business segment, to our Board. That experience includes managing electronic chemical operations in North America and internationally, and pursuing merger and acquisition opportunities in that business.

Christopher T. Fraser (57)	2008

Mr. Fraser is a director, Chairman of the Board, President and our Chief Executive Officer (“CEO”). He became President and CEO on an interim basis in July 2013, and was selected as our permanent President and CEO in September 2013. He has broad experience in the chemical industry, much of that experience with major, global participants. From 2006 to 2009, he was the President and CEO of Chemical Lime Company, the leading North American producer of calcium based (limestone) alkaline products with various industrial applications including the manufacture of steel, water treatment, flue gas desulphurization, and chemical production. Before joining Chemical Lime, Mr. Fraser was President and CEO of OCI Chemical Corporation, a wholly-owned subsidiary of DC Chemical Co., among the world’s leading producers of high quality soda ash and sodium percarbonate. Prior to joining OCI in 1996, Mr. Fraser held various positions of responsibility in sales, marketing, business development, operations and general management. In 2011, Mr. Fraser joined the Operating Partner Program of Advent International, and in that position he advises that global equity firm on investment opportunities in the industrial sector, focusing on chemicals and materials. Mr. Fraser holds Bachelor of Science in Chemistry and in Business Administration from the University of Connecticut, as well as a Masters of Business Administration from Pepperdine University. Prior to becoming our President and CEO, Mr. Fraser served as a director on our Board since 2008, and became Chairman of the Board in December 2012. His leadership, industry and governance experience as the CEO of chemical manufacturing companies, in mergers and acquisitions, and in creating and maintaining an appropriate corporate structure, have been a valuable resource to the Board.

Name and Age	Director Since	Business Experience during the Past 5 Years and Other Information
James F. Gentilcore (63)	2014

Mr. Gentilcore became a director in May of 2014. Most recently, Mr. Gentilcore was the chief executive officer of Edwards Group, a Nasdaq-listed, leading UK-based technology company that merged with Atlas Copco in January 2014. Mr. Gentilcore has served as a board member of Edwards Group since 2007, and currently sits on the boards of Entegris, a Nasdaq-listed company that specializes in purifying, protecting and transporting critical materials used in the semiconductor and other high-tech industries, and Milacron Holdings Corp., an NYSE-listed company, in the plastics processing field. Mr. Gentilcore also serves as an executive advisor to CCMP Capital Advisors LLC, a global private equity firm specializing in buyouts and growth equity. From 2009 until 2011, Mr. Gentilcore was CEO of Epac Technologies, Inc., a venture capital-funded leader in logistics solutions for technology companies. Prior to his position at Epac Technologies, Mr. Gentilcore was the CEO of Helix Technology Corporation, a Nasdaq-listed company, and led its merger with Brooks Automation in 2005, where he continued as COO of the combined company. Mr. Gentilcore holds an MBA from Lehigh University and an undergraduate Engineering degree from Drexel University. Mr. Gentilcore is a member of the Nominating and Corporate Governance Committee and the Risk Oversight Committee. Mr. Gentilcore’s market knowledge and insights are of tremendous value to the Board as the Company pursues a long-term growth strategy.

George W. Gilman (73)	1996

Mr. Gilman served as a director of our subsidiary KMG-Bernuth from 1995 until 1997 and became a director on our Board in 1996. Mr. Gilman has served as the CEO, President and as a director of Commerce Securities Corporation, a Financial Industry Regulatory Authority member firm, since 1982. He practiced law with the law firm of George Gilman, P.C. from 1986 to 1998, and since 1998 has practiced with the law firm of Gilman & Gilman, P.C. He also has been involved in the commercial real estate business since 1987, and currently through Gulf Equities Realty Corp. Mr. Gilman is a certified public accountant. Mr. Gilman is a member of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Gilman’s knowledge of accounting and legal matters, and his experience in public company financing and investor relations, provide the Board an important resource.

Robert Harrer (50)	2015

Mr. Harrer became a director in September 2015. From March 2014 until December 2015, Mr. Harrer was Vice President, Chief Financial Officer of Innophos, a leading producer of performance-critical specialty grade phosphate products and nutritional specialty ingredients. From 2010-2013, Mr. Harrer was Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Avantor Performance Materials, a global manufacturer of performance materials and chemicals for leading-edge electronics, biopharmaceutical, laboratory and research applications. Avantor is owned by New Mountain Capital LLC, a private equity firm, for which Mr. Harrer worked as a business consultant prior to the acquisition of Avantor. From 2000-2009, Mr. Harrer worked for Rohm and Haas in various leadership positions, including Chief Financial Officer of the Electronic Materials business, Director of Finance of the European Region, and Corporate Controller and Director of Financial Planning at Rohm and Haas’ Philadelphia headquarter. Following The Dow Chemical Company’s acquisition of Rohm and Haas in 2009, Mr. Harrer served as division controller at Dow. Mr. Harrer earned his Master of Business Administration and Mathematics at Albert Einstein University in Ulm, Germany. Mr. Harrer is a member of the Audit Committee and a member of the Nominating and Corporate Governance Committee. His financial, chemical industry and executive experience are invaluable resources for the Board.

John C. Hunter, III (68)	2011

Mr. Hunter has over 40 years of global chemical industry experience. He began his career in 1969 with Monsanto Company, and for the next three decades held positions of increasing responsibility in areas such as engineering, sales, and management. He was appointed Vice President and General Manager, Asia Pacific, for the Specialty Chemicals Division of Monsanto Chemical Company in 1989, and Vice President and General Manager, Fibers Division and Asia-Pacific for the Chemicals Group, an operating unit of Monsanto Company, in 1993. Mr. Hunter became President of the Fibers Business Unit in 1995. In September 1997, Monsanto spun off its chemicals business as Solutia Inc., and Mr. Hunter was appointed its President and Chief Operating Officer. He became President and Chief Executive Officer of Solutia in May 1999, and added the role of Chairman of the Board in December 1999. Mr. Hunter retired as Chairman, President and Chief Executive Officer of Solutia in 2004. Mr. Hunter is currently a member of the board of directors and chair of the compensation and nominating committee of Edgewell Personal Care. He received a B.S. degree in Chemical Engineering from the Georgia Institute of Technology and an M.B.A. from the University of Houston. Mr. Hunter is the Chair of the Nominating and Corporate Governance Committee and a member of the Compensation and Development Committee. His commercial, chemical industry and corporate governance experience as the CEO and Chairman of a major chemical manufacturing company are invaluable resources for the Board.

Name and Age	Director Since	Business Experience during the Past 5 Years and Other Information
Fred C. Leonard, III (70)	1996

Mr. Leonard served as a director of our subsidiary KMG-Bernuth from 1992 until 1997, and served as the Secretary of KMG-Bernuth from 1993 until 2001. From 1972 through April 2015, Mr. Leonard served as the Chair of the Board, CEO and President of Valves Incorporated of Texas, Inc. (“Val-Tex”), a manufacturing company located in Houston, Texas, prior to our acquisition of Val-Tex. Mr. Leonard also currently serves as a board member of Integrity Bank, SSB, an independent community bank in Houston, Texas, and DKI Investments Incorporated, a private Texas Corporation formed to acquire and operate companies. Mr. Leonard is the Chair of our Compensation and Development Committee and a member of our Audit Committee. He provides the Board with critical expertise in compensation systems and strategies, and as the long-time CEO of a private manufacturing company, he brings to the Board leadership experience and a broad-based expertise in a variety of business disciplines.

Karen A. Twitchell (60)	2010

Ms. Twitchell is a member of the board of directors of Kraton Performance Polymers, where she is on the Audit and Compensation and Development Committees. In addition, she is on the board of Trecora Resources, where she is Chair of the Audit Committee and a member of the Compensation Committee. From 2010 to 2013, she was Executive Vice President and Chief Financial Officer of Landmark Aviation, where she was responsible for all financial and strategic planning functions. Previously, Ms. Twitchell was Vice President and Treasurer of LyondellBasell Industries from 2001 to 2009, where she was responsible for global treasury operations for this worldwide chemical and refining company. Before that, she had served as Vice President and Treasurer of Kaiser Aluminum Corporation and of Southdown Inc. Prior to joining Southdown, Ms. Twitchell was an investment banker with Credit Suisse First Boston in its corporate finance department. Ms. Twitchell holds a B.A. in Economics from Wellesley College and an M.B.A. from Harvard University. Ms. Twitchell is Chair of the Audit Committee and a member of the Risk Oversight Committee. She brings important experience to the Board in accounting matters, financings and capital structure, merger and acquisition transactions, investor relations and enterprise risk management.

Named Executive Officers Who Are Not Directors

The following table sets forth certain information with respect to our named executive officers who are not directors.

Name and Age	Business Experience during the Past 5 Years and Other Information
Roger C. Jackson (64)

Mr. Jackson was elected Secretary in 2001, and became Vice President and General Counsel in 2002. Prior to then, Mr. Jackson had been a partner since 1995 in Woods & Jackson, L.L.P. and had been a partner in the Houston law firm Brown, Parker & Leahy L.L.P. beginning in 1985.

Ernest C. Kremling (51)

Mr. Kremling became our Vice President-Operations in 2008. Prior to that, Mr. Kremling spent 20 years with the Dow Chemical Company in various manufacturing roles, which included project management and plant and site leadership. During the course of his employment with Dow, he worked in Asia for several years and held positions of global responsibility that covered Asia, Europe and South America.

Andrew C. Lau (43)

Mr. Lau became Vice President of KMG Electronic Chemicals, Inc., our wholly owned subsidiary in 2013. Prior to that, Mr. Lau worked with Linde LLC where his assignments included President and General Manager of Linde Lien Hwa in Shanghai from 2010 to 2013 and Head of Global ESG Supply and Greater China Electronics in Taiwan from 2009 to 2010. He holds a Bachelor’s degree in Chemical Engineering from Columbia University, a Master’s degree in Chemical Engineering from the University of California at Berkeley and an MBA in Marketing from the University of Rochester’s William E. Simon Graduate School.

Malinda G. Passmore (56)

Ms. Passmore became Vice President and Chief Financial Officer in January of 2014. She has 30 years of accounting, financial and IT systems experience, including 11 years at Commercial Metals Company, a Fortune 500 global steel manufacturer. At Commercial Metals, she served as corporate controller and chief accounting officer over a period of six years. Subsequently, she was vice president and chief information officer at Commercial Metals for five years. Most recently, Ms. Passmore was chief financial officer of Country Fresh, a fast-growing privately held wholesale food supplier. At Country Fresh, she was responsible for financial, tax and treasury reporting, as well as human resources, strategic planning and information systems. Prior to her employment at Country Fresh, Ms. Passmore was senior vice president finance for Archipelago Learning, a leading publicly traded international education company.

Communication with the Board

In order to provide our shareholders and other interested parties with a direct and open line of communication to the Board of Directors, the Board of Directors has adopted the following procedures for communications to directors. Shareholders and other interested persons may communicate with the Board or with our non-management directors as a group by written communications addressed in care of the Chair of our Nominating and Corporate Governance Committee or our Corporate Secretary, 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099, but after January 15, 2016 all communications should be sent to 300 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102.

All communications received in accordance with these procedures will be reviewed initially by senior management. Senior management will relay all such communications to the appropriate director or directors unless it is determined that the communication (i) does not relate to our business or affairs or the functioning or constitution of the Board of Directors or any of its committees; (ii) relates to routine or insignificant matters that do not warrant the attention of the Board of Directors; (iii) is an advertisement or other commercial solicitation or communication; (iv) is frivolous or offensive; or (v) is otherwise not appropriate for delivery to directors.

The director or directors who receive any such communication will have discretion to determine whether the subject matter of the communication should be brought to the attention of the full Board of Directors or one or more of its committees and whether any response to the person sending the communication is appropriate. Any such response will be made only in accordance with applicable law and regulations relating to the disclosure of information.

The Corporate Secretary will retain copies of all communications received pursuant to these procedures for a period of at least one year. The Board of Directors will review the effectiveness of these procedures from time to time and, if appropriate, recommend changes. As of November 30, 2015, no such communications had been received.

Board Meetings

The Board of Directors held twelve meetings in fiscal year 2015, including special meetings, and took action by unanimous consent in several instances. All directors attended all of the meetings, except one director did not attend one meeting. All Board members are expected to attend the Annual Meeting. Last year, all directors attended the Annual Meeting.

Stock Ownership Guideline for Non-Employee Directors

We have adopted a stock ownership guideline for non-employee directors. Non-employee directors are to own the greater of 4,000 shares or the number of shares of our Common Stock whose value equals three times the sum of their annual retainer plus the value of their equity awards. Non-employee directors have two years from their election to achieve the 4,000 shares level and five years from their election to achieve the 3x guideline. The Compensation and Development Committee may enforce the guideline by paying director compensation in restricted stock. As of July 31, 2015, each of our non-employee directors has satisfied the requirement as it may relate to them.

Board Committee Membership

The Board of Directors has four standing committees, an Audit Committee, a Nominating and Corporate Governance Committee (“Governance Committee”), a Compensation and Development Committee (“Compensation Committee”) and a Risk Oversight Committee. The Audit Committee, the Governance Committee and the Compensation Committee are composed entirely of non-employee directors whom the Board has determined are independent under the applicable committee independence standards of the New York Stock Exchange. The table below provides the current membership for the four standing committees.

	Audit Committee	Nominating & Corporate Governance Committee	Compensation & Development Committee	Risk Oversight Committee
Gerald G. Ermentrout			X	X*
James F. Gentilcore		X		X
George W. Gilman	X	X
Robert Harrer	X	X
John C. Hunter, III		X*	X
Fred C. Leonard, III	X		X*
Karen A. Twitchell	X*			X

*	Committee Chair

Board Leadership Structure

The Board does not have a set policy on whether the roles of the chairman and CEO should be separate and, if separate, whether the chairman should be selected from the non-employee directors or be an employee. Rather, the Board makes this choice on the basis of what it believes is in our best interests at a given point in time. The Board has determined that it is currently in our best interests that Christopher T. Fraser serves as our Chairman, President and CEO. The Board believes that Mr. Fraser’s knowledge and past experience as a CEO will serve us well and that his insights have been, and will continue to be, invaluable to the Board.

We have designated a Lead Director to ensure the representation of the non-employee directors in our leadership structure. The responsibilities of the Lead Director include calling and setting the agenda for executive sessions and other meetings of the non-employee directors, serving as principal liaison for the non-employee directors with the Board Chair and the CEO, substituting for the Board Chair when he is unavailable, and serving as the contact for shareholder communication. Mr. Ermentrout is our current Lead Director.

The Board’s Oversight of Risk Management

Responsibility for risk oversight rests with the full Board. Three committees lend support to the Board in reviewing our consideration of material risks and overseeing our management of material risks. The Audit Committee makes inquiries of senior management about our risk assessment and risk management policies. These policies address our major financial risk exposures and the steps management has taken to monitor and mitigate these risks. The Compensation Committee reviews compensation policies and practices to ensure that our compensation policies are not reasonably likely to have a material adverse effect. We also have a Risk Oversight Committee to assist the Board with oversight of material risk generally, and specifically to assist with oversight of management’s responsibility to identify, assess, prioritize and manage material risks related to our business, and to ensure alignment between our risk-taking activities and our strategic objectives. We have an enterprise risk management steering committee which is comprised of senior executive management. The steering committee is responsible for the administration of our enterprise risk management process. The Risk Oversight Committee receives reports from our enterprise risk management steering committee, and reports regularly to the Board.

Committee Charters, the Code of Business Conduct and Corporate Governance Guidelines

The Audit, Governance, Compensation and Risk Oversight Committees have each adopted charters that have been approved by the Board of Directors. The Board of Directors has also adopted a Code of Business Conduct applicable to directors and all employees, including the CEO, the Chief Financial Officer (“CFO”) and other senior management. The Code of Business Conduct covers such topics as financial reporting, conflicts of interest, compliance with laws, fair dealing and use of our assets. The Code of Business Conduct satisfies the requirements of a “code of ethics” under Section 406(c) of the Sarbanes-Oxley Act of 2002, and requires that any waiver of those provisions as they relate to executive officers or directors may be made only by the Board of Directors and must be promptly disclosed to shareholders along with the reason for the waiver. The Board of Directors has also established Corporate Governance Guidelines covering, among other things, the duties and responsibilities and independence of our directors, director access to management and independent auditors, director compensation, performance reviews of our CEO and management succession planning.

The charters of the Audit, Compensation, Risk Oversight and Governance Committees, the Code of Business Conduct and the Corporate Governance Guidelines, are available on our website at kmgchemicals.com or by writing to Corporate Secretary, KMG Chemicals, Inc., 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099, but after January 15, 2016 all communications should be sent to 300 Throckmorton Street, Suite 1800, Fort Worth, Texas 76102. These documents will be provided free of charge. Material contained on our website is not incorporated by reference in, or considered to be part of, this Amendment.

Audit Committee

The Audit Committee advises the Board and management from time to time with respect to internal controls, systems and procedures, accounting policies and other significant aspects of our accounting, auditing and financial reporting practices. The Audit Committee also monitors the preparation of our quarterly and annual reports and supervises our relationship with our external auditors. The Audit Committee met seven times during fiscal year 2015.

The Audit Committee operates under a charter approved by the Board of Directors and that satisfies the applicable SEC rules and regulations and the New York Stock Exchange Listed Company Manual. The Audit Committee’s function under its written charter is to appoint the independent registered public accounting firm and auditors to audit our financial statements and perform other services related to the audit; review the scope and results of the audit with the independent accountants; review with management and the independent accountants our interim and year-end operating results; oversee our external reporting; consider the adequacy of the internal accounting procedures; provide oversight for the internal audit function; evaluate the independence of the external auditors; and approve and review any non-audit services to be performed by the independent accountants. The Audit Committee has also established procedures for the receipt, retention, and treatment of complaints we receive regarding accounting, internal accounting controls or audit matters, and the confidential, anonymous submission to us by our employees of concerns regarding questionable accounting or auditing matters.

For most of fiscal year 2015 the Audit Committee consisted of three non-employee directors, George W. Gilman, Fred C. Leonard, III, and Karen A. Twitchell, who are all current members. Robert Harrer joined the Audit Committee upon his election to the Board in September 2015. Ms. Twitchell is the current Chair. Ms. Twitchell has served on our Board of Directors since 2010, and she is a certified public accountant. In the course of her career, Ms. Twitchell, has acquired (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, (iv) an understanding of internal control over financial reporting, and (v) an understanding of audit committee functions. The Board of Directors has determined that Ms. Twitchell is an “audit committee financial expert” within the meaning of that term under the rules of the SEC and has the requisite financial management experience as defined under the New York Stock Exchange Listed Company Manual. The Board has also determined that all of the members of the Audit Committee are independent and financially sophisticated within the meaning of the listing standards of the New York Stock Exchange and as defined in Exchange Act Rule 10A-3.

Nominating and Corporate Governance Committee

The Governance Committee is responsible for developing and implementing policies and practices relating to corporate governance, including establishing and monitoring implementation of Corporate Governance Guidelines. The committee also plans for the succession of the CEO and other executives. The committee is responsible for identifying and assessing candidates for the Board of Directors, including making recommendations to the Board regarding candidates. During fiscal year 2015, the Governance Committee held two meetings. In fulfilling its duties, the Governance Committee, among other things:

•

identifies individuals qualified to be Board members consistent with criteria established by the committee, and with a view to selecting persons whose background and skills support our strategy for increasing shareholder value;

•	recommends to the Board nominees for the next annual meeting of shareholders; and
•	evaluates individuals suggested by shareholders.

In recommending director candidates to the Board, the Governance Committee charter requires the committee to select individuals who possess the highest personal and professional integrity. The selection process includes reviewing a candidate’s depth of experience and availability, the balance of the business interest and experience of the incumbent or nominated directors, and the need for any required expertise on the Board or one of its committees, including the expertise needed to support and oversee the execution of our corporate strategy. In making its nominations, the Governance Committee first evaluates the current Board members. The committee has also developed a matrix of desirable skills and experience to apply to director candidates, and in the appropriate case has retained a third party consulting firm that specializes in locating candidates for the boards of directors of public companies. The objective of this selection process is to assemble a group of Directors with diverse backgrounds and experience that can best represent shareholder interest through the exercise of sound judgment.

For fiscal year 2015 and currently, the Governance Committee consists solely of non-employee directors who are independent within the meaning of listing standards of the New York Stock Exchange and applicable SEC rules and regulations. Members of the Governance Committee for most of fiscal year 2015 and currently are Messrs. James F. Gentilcore, George W. Gilman, and John C. Hunter, III. Robert Harrer joined the Governance Committee upon his election to the Board in September 2015. Mr. Hunter is the Chair.

The Governance Committee will consider recommendations for director made by shareholders for fiscal year 2016. For information on recommending a candidate for nomination as a director, see “Shareholder Proposals for 2016 Annual Meeting” below. Recommendations by shareholders that are made in accordance with the procedures set forth under “Shareholder Proposals for 2016 Annual Meeting” below will receive equal consideration by the Governance Committee, although in fiscal year 2015 no such recommendations were received. Directors and members of management may also suggest candidates for director.

Risk Oversight Committee

The Risk Oversight Committee is responsible for leading the Board in reviewing our consideration of material risks, providing oversight of our management on material risks and making recommendations to the Board regarding material risks and risk mitigation where appropriate. The committee is composed of Gerald G. Ermentrout, James F. Gentilcore and Karen A. Twitchell. Mr. Ermentrout is the current Chair. The Risk Oversight Committee held three meetings during fiscal year 2015.

Compensation and Development Committee

The Compensation Committee establishes compensation for our CEO and other executive officers, and makes recommendations to the Board of Directors regarding compensation of directors. The committee also administers our incentive compensation and other equity based compensation plans, which included in fiscal year 2015 our 2009 Long-Term Incentive Plan. The Compensation Committee is composed of three non-employee directors, Gerald G. Ermentrout, John C. Hunter, III and Fred C. Leonard, III. Mr. Leonard is the current Chair. The Board has determined that each of the members of the committee is independent within the meaning of the listing standards of the New York Stock Exchange and as defined in applicable SEC rules and regulations. During fiscal year 2015, the Compensation Committee held three meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us, we know of no failure in Section 16(a) beneficial ownership reporting compliance, except that Andrew Lau filed late for one transaction.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) contains the philosophy underlying our compensation strategy and the major elements of compensation paid to the persons included in our Summary Compensation Table. We refer to those persons as named executive officers (“NEOs”). For 2015, our NEOs were:

NEO	Title
Christopher T. Fraser	President and CEO
Malinda G. Passmore	Vice President and CFO
Roger C. Jackson	Vice President, General Counsel and Secretary
Ernest C. Kremling	Vice President, Operations
Andrew C. Lau	Vice President of KMG Electronic Chemicals, Inc.

Executive Summary

In this CD&A, we address the following:

•	the objectives underlying our executive compensation program;
•	what our compensation program is designed to reward;
•	the elements of compensation that make up our compensation program;
•	how we determine executive compensation; and
•	other important compensation policies.

Business Highlights – Financial & Strategic Accomplishments

•	Adjusted EBITDA* increased to $37.1 million, up 21% from $30.6 million last year.
•	Adjusted diluted earnings per share* was $1.21 vs. $0.81 per share reported in the prior year.
•

Long-term debt balance at year-end was $53 million, compared to $60 million at the close of fiscal 2014. During fiscal 2015, the company paid down debt by $30.5 million and borrowed $23.5 million to acquire Val-Tex

*See the discussion on page 20 of our Annual Report on Form 10-K under the caption “Adjusted EBIDTA, Adjusted Net Income and Adjusted Earnings Per Share” for a reconciliation of non-GAAP financial measures.

Compensation Program Highlights

•	NEO base salaries increased an average of 7.0%.
•	Annual incentive awards to our NEOs paid out at 125.7% of target on average.
•	There were no payouts on performance-based long-term incentive awards for the three-year period ending July 31, 2015.

CEO Pay At A Glance

The majority of CEO pay is variable and dependent upon achievement of specific performance goals and in fiscal year 2015 72.9% of his total direct compensation was variable. The chart below shows elements of CEO total direct compensation (base salary, annual incentive bonus, and probable value of annual equity grants) for Mr. Fraser for the past two years.

(1)	The information presented in the chart is derived from the Summary Compensation Table below.

Good Governance Policies

Below we highlight some of our executive compensation practices which we believe enforce alignment with shareholder interests:

What We Do		What We Don’t Do
☑	Majority of NEO compensation is variable	☒	No excise tax gross-ups
☑	Majority of long-term incentives performance-based	☒	No hedging transactions by officers or directors
☑	Share ownership requirements for NEOs	☒	No share recycling under our amended LTI plan
☑	Use an independent compensation consultant	☒	No single trigger change-in-control severance benefits

.

Objectives of Our Compensation Program

We manufacture, formulate and distribute specialty chemicals. Our business strategy includes growing in a manner that increases shareholder value by purchasing additional product lines and businesses. We target for acquisition products and businesses in specialty chemicals that provide an opportunity to obtain a significant leadership position through further acquisition and growth, are of a size that larger industry participants often find too small to be attractive, have products with well-established uses, do not require substantial on-going research and development or capital expenditures, and have strong cash flow and significant barriers to entry. To assist in carrying out this strategy, our Compensation Committee has designed our compensation program to:

•	reward executive officers for long-term strategic management and the enhancement of shareholder value;
•	integrate the compensation program with our short and long-term strategic business plans;
•	ensure the alignment of our NEOs with the interests of our shareholders over the long-term; and
•	attract, motivate, reward and retain experienced and highly qualified executive officers.

What Our Compensation Program Is Designed To Reward

Our compensation program is designed to reward executive officers who are capable of leading us in achieving our business strategy on both a short-term and long-term basis. When making compensation decisions, we consider:

•	overall Company performance;
•	individual performance of our executives;
•	relative internal relationships within the executive pay structure;
•	compensation at our peer companies; and
•	ability to pay.

The Elements of Our Compensation

In fiscal year 2015, we utilized the following elements of compensation to support our compensation program objectives:

•	base salary;
•	annual incentive compensation;
•	long-term incentive compensation;
•	other broad-based employee benefits; and
•	executive benefits and perquisites.

How We Determine Each Element of Compensation And Why We Pay Each Element

The Compensation Committee continues to weight at-risk performance-based incentives compensation of our NEOs more heavily than base salary. We believe that our compensation program will enhance our profitability and increase shareholder value by more closely aligning the financial interests of our executive officers with those of our shareholders. We believe that the achievement of long-term goals increases shareholder value to a greater degree than the achievement of short-term goals. Therefore, to recognize this philosophy, we intend that long-term incentives be weighted more heavily than either base salary or annual incentives. The pie charts below show the mix of actual direct compensation for our executives in fiscal year 2015, demonstrating the emphasis placed upon variable compensation and long-term incentive compensation in particular in our program:

CEO Pay Mix	Other NEO Pay Mix

About Our Executive Compensation Program

Base Salary

Base salary is compensation paid to an executive for performing specific job responsibilities and it represents the minimum income an executive might receive in any given year. Base salary is essential to attracting and retaining experienced and highly qualified executives, including our NEOs. We initially establish base salary based upon the abilities, accomplishments, and prior work experience and performance of the executive officer. Adjustments in base salary are considered on a discretionary basis, taking into account internal pay relationships and consistency, the executive’s historical contributions, and the experience, level of responsibility, changes in responsibilities, retention risk and market survey data.

We intend to pay base salaries that are within the market median range of national survey and peer group data. See “How We Determine Executive Officer Compensation — Benchmarking and Other Market Data.” Increases in base salary in fiscal year 2015 were driven by market adjustments for the compensation of the CEO and the other NEOs. In addition, increases in base salary reflect that our operations have grown substantially in size and in complexity with recent acquisitions in our electronic chemicals business and the industrial lubricants and sealants business.

Annualized Base Salaries of Named Executive Officers

Year	Fraser	Passmore	Jackson	Kremling	Lau
FY 2015	$669,000	$276,000	$260,000	$304,000	$259,000
FY 2014	$625,000	$260,000	$248,000	$276,000	$242,000
% Increase	7.0%	6.2%	4.8%	10.1%	7.0%

Annual Incentive Compensation

General

Our annual incentive compensation is designed to focus and motivate our executives to achieve our strategic objectives.

The Compensation Committee administers our annual incentive awards to executives, but delegates to our CEO the day-to-day responsibility for the program with respect to the other executives. Annual incentive compensation rewards executives based upon achievement of the financial performance objectives and individual performance objectives that are established by the Compensation Committee, based upon the recommendation of the CEO for the other executive officers. The Compensation Committee establishes the financial and individual objectives for the CEO. The Compensation Committee evaluates each particular individual’s achievement or progress toward the objectives, and determines the degree to which the objectives have been achieved. The Compensation Committee may make adjustments to the objectives or weight given to a particular objective to take into account special or unforeseen circumstances.

Annual incentive compensation is paid as a percentage of base salary. The annual incentive is calculated for each performance objective using the formula: Base Salary × Annual Incentive Level at Target × % Objective Weight × Payout % for Objective Achieved. The Compensation Committee intends to set annual incentive compensation at approximately the median of national survey and peer group data.

Award Opportunity

Annual incentive compensation for our CEO and the other NEOs is subject to a potential range from threshold, to target, to maximum. The target level for the CEO is set at 90% of base salary and set for other NEOs at 50% of base salary. Threshold performance is set at 45% of base salary for our CEO and 25% of base salary for the other NEOs. The maximum award level is set for performance at 135% of base salary for our CEO and 75% of base salary for the other NEOs. The annual incentive compensation award is calculated as a percentage of actual base salary rather than annualized base salary. The following table describes the award opportunity, as a percentage of base salary, at the threshold, target and maximum levels (between threshold and target and between target and maximum, the award is interpolated based on the percentage of the objective determined by the Compensation Committee to have been achieved):

Award Opportunity as a Percentage of Base Salary for Objectives

for Fiscal Year 2015 for the NEOs

Name	Threshold	Target	Maximum
Christopher T. Fraser	45%	90%	135%
Malinda G. Passmore	25%	50%	75%
Roger C. Jackson	25%	50%	75%
Ernest C. Kremling	25%	50%	75%
Andrew C. Lau	25%	50%	75%

Financial Performance Objectives

The Board of Directors establishes financial performance objectives based upon one or more of the following performance measures:

•	return on equity, assets, capital or investment;
•	revenue growth;
•	earnings per share growth;
•	earnings before interest, taxes, depreciation and amortization (“EBITDA”);
•	gross margin; and
•	operating cash flow or cash flow from operating activities.

Financial performance metrics may be adjusted for acquisitions, restructuring expenses, CEO transition expenses, foreign exchange translation gains/losses, stock-based compensation and other items as determined to be appropriate by the Compensation Committee. The financial performance objectives may be identical for all executives or may differ among executives to reflect more appropriate measures related to a particular individual’s performance. Performance measures are adopted and weighted by the Compensation Committee annually to give emphasis to performance for which executives have the most direct control.

Each executive’s objectives have a threshold level below which no award will be payable, a target level and a maximum award level. The target level for financial objectives is generally set based on performance at 100% of budget for the fiscal year. Threshold and maximum are generally set at 80% and 120% of target, respectively. Each objective is given a weight relative to the other financial performance and personal objectives.

For fiscal year 2015, the table below lists the objectives and their relative weights used in determining the annual incentive compensation for our NEOs.

Annual Incentive Performance Objectives and Weightings in Fiscal Year 2015

for the Named Executive Officers

Performance Objective	Fraser	Passmore	Jackson	Kremling	Lau
Corporate EBITDA, adjusted	50%	50%	50%	50%	20%
Return on Invested Capital, adjusted	20%	20%	20%	20%	10%
Business Unit EBITDA, adjusted	0%	0%	0%	0%	40%
Personal Objectives	30%	30%	30%	30%	30%

For fiscal year 2015, our adjusted EBITDA performance objective at target was $36.6 million, and the performance objective for return on invested capital was 9.9% at target. For fiscal year 2015, our adjusted EBITDA was $40.2 million, or 110.0% of target (for a payout percentage of 124.8%). Threshold for adjusted EBITDA was $29.2 million, and maximum was $43.9 million. For the purpose of establishing annual incentive compensation for fiscal year 2015, the Compensation Committee determined that the adjusted return on invested capital was 12.8%, or 128.0% of target (for a payout percentage of 150.0%). Threshold for return on invested capital was 8.0%, and maximum was 12.0%. Return on invested capital for fiscal year 2015 was calculated by dividing adjusted operating income by total assets less accounts payable. For fiscal year 2015, adjusted electronic chemicals business unit EBITDA was achieved at 110.4% of target (for a payout percentage of 126.1%). Adjustments to EBITDA and to return on invested capital were made for currency exchange translation loss, stock-based compensation expense in excess of budet, acquisition of the industrial lubricants business and the disposition of the creosote distribution business, and an unused debt facility fee.

Individual Performance Objectives

Personal goals for NEOs are selected by the Compensation Committee based on input from the CEO, as to other executive officers, and the input of other Board members. The personal goals for each individual are generally selected from areas of our business where the executive has the most direct and substantial involvement, and number from four to seven items. They are often very specific, and usually include initiating or completing projects having an important strategic or operational impact.

Although achievement of personal goals is determined by the Compensation Committee most often on the basis of a subjective or qualitative analysis, the committee tries to define the goals in a way that they can readily determine that they have been met. When the goals lend themselves to a quantitative approach, that method is used. In fiscal year 2015, the personal goals of the NEOs were:

Christopher T. Fraser

•	Implementation of our strategy by successfully closing an acquisition, exploring a strategic disposition of our creosote business and evaluating strategic opportunities of regional importance.
•

Lead the successful integration of the UPC business and the restructuring of global manufacturing operations, optimization of supply chain and logistics to achieve operational and commercial synergies per plan.

•	Implement the new ERP system in the US, and then initiate its migration to other business units.
•	Address and relign certain product supply in our EC business.

Malinda G. Passmore

•	Improve the IT department as a foundation of growth and optimization, and improve internal customer satisfaction with its performance.
•	Improve the practices and processes in our treasury function.
•	Improve the financial planning and analysis function for the Company globally.
•	Restructure and improve our internal audit function.

Roger C. Jackson

•	Obtain a positive outcome for pentachlorophenol from the United Nations Persistent Organic Pollutant review process.
•	Upgrade the global records management function.
•	Improve timeliness of availability of certain Board materials.
•	Enhance our global contract management process.
•	Continue with ACC/Responsible Care requirements, including implementing current and next phase of codes.
•	Conduct legal and regulatory compliance training for our managers and key employees.

Ernest C. Kremling

•	Achieve target injury rate of less than 1.0/200,000 hours per year.
•	Achieve target process safety incidents of not more than three.
•	Continue development of executive capabilities in key areas.
•	Broaden key activities associated with Continual Improvement to become a focused effort under the umbrella of Operational Excellence.
•	Enhance supply chain capabilities of a key product to support current and future growth.
•	Support consolidation and organic growth in key areas to ensure accomplishment of plan, and expand geographic breadth of key global processes.

Andrew C. Lau

•	Enhance the EC business’ position in North America with product and supply source initiatives.
•	Continue to integrate successfully the EC business in Europe.
•	Accomplish the business development strategy designed for Asia.
•	Expand the Global Account Management approach to key customers, and achieve key supplier status with identified customers.
•	Continue development of executive capabilities in key areas.

For fiscal year 2015, the Compensation Committee determined that Mr. Fraser achieved his personal goals at 120.0% of target, thus earning a payout percentage of 150.0%. The Compensation Committee determined that the other NEOs achieved personal goals as a percentage of target and as a payout percentage, as follows: Jackson, 100.0%/100.0%; Kremling, 110.0%/125.0%; Lau, 100.0%/100.0%; and Passmore, 95.0%/88.0%.

Annual Incentives Earned

For fiscal year 2015, the annual incentive compensation actually earned by our CEO and CFO was 123.7% and 59.3% of actual base salary, respectively, and annual incentive compensation for the other NEOs ranged from 60.2% to 65.0% of their respective actual base salaries paid in the fiscal year. Mr. Fraser’s annual incentive compensation was $816,500, Ms. Passmore’s was $161,704, Mr. Jackson’s was $157,909, Mr. Kremling’s was $194,137 and Mr. Lau’s was $154.175. The table below indicates the annual incentive award paid to the NEOs as a percentage of base salary by performance objective for fiscal year 2015.

Award Level Paid as a Percentage of Base Salary for Fiscal Year 2015

Performance Objective	Fraser	Passmore	Jackson	Kremling	Lau
EBITDA, adjusted (1)	56.2%	31.2%	31.2%	31.2%	12.5%
Return on Invested Capital, adjusted (1)	27.0%	15.0%	15.0%	15.0%	7.5%
Business Unit EBITDA, adjusted	0.0%	0.0%	0.0%	0.0%	25.2%
Personal Objectives	40.5%	13.0%	15.0%	18.8%	15.0%
Total	123.7%	59.2%	61.2%	65.0%	60.2%

(1)

EBITDA and return on invested capital was adjusted for currency exchange loss, stock-based compensation, acquisition of the industrial lubricants business and disposition of the creosote distribution business, and an unused debt facility fee.

Long-Term Incentive Compensation

General

We provide our NEOs with long-term equity compensation tied to our performance. We believe that this aligns the financial interests of our shareholders and motivates with the interests of our executives, and motivates our executive officers to enhance shareholder value. Additionally, the Compensation Committee believes that long-term equity compensation serves as an important retention tool. Long-term equity compensation should comprise the largest percentage of executive compensation. Long-term equity incentives are targeted above the market median, if performance objectives are achieved. The Compensation Committee currently administers equity incentives under our 2009 Long-Term Incentive Plan.

The Compensation Committee determines long-term incentive award levels and the types of awards from the financial results for the prior fiscal year. Long-term incentive grants vary in amount from year to year based on the performance of the executive, his or her expected role in our future performance and on our financial performance. In setting new long-term equity awards, the Compensation Committee also considers prior equity grants made to the executive officer, which were often made as new hire awards.

In fiscal year 2015, we granted both performance-based and time-based restricted stock awards to certain executives and key employees. Although we may consider grants of stock options in the future, we have not issued any stock options in recent years and there are currently none outstanding.

Performance-Based Restricted Stock Awards

In fiscal year 2015, the Compensation Committee chose to use performance-based restricted stock as one component of long-term incentives. The Compensation Committee has designed the performance-based restricted stock awards to encourage retention of executives by using three year overlapping performance periods.

Performance-based restricted stock awards were granted to each of the NEOs in fiscal year 2015. The awards were granted as Series 1 awards of shares of restricted stock, subject to performance vesting requirements. Performance under the awards is measured over a three-year period beginning August 1, 2014. The awards to the NEOs granted up to an aggregate target amount of 108,747 shares of performance-based restricted stock. Shares for all recipients vest based on satisfaction of performance requirements at the end of the third fiscal year (July 31, 2017).

The fiscal year 2015 Series 1 awards granted to the NEOs up to an aggregate of 103,499 shares of restricted stock at target, subject to performance requirements of earnings per share growth and average return on invested capital (operating income divided by average total assets less payables), for the three year measurement period. The individual awards to particular NEOs are described in the Grants of Plan Based Awards table.

When considering the individual awards, the Compensation Committee determines, based on market survey data, a target award level as a percentage of base pay appropriate for each executive. The value of the restricted stock used to calculate the number of shares then awarded may take into consideration anticipated share appreciation, and in fiscal year 2015 the Compensation Committee assumed a Common Stock price of $16.39 per share when establishing awards (at the beginning of the 3-year performance measurement period for the awards the actual share price was $16.77).The Grants of Plan Based Awards table sets forth the performance-based restricted stock awards made to the NEOs in fiscal year 2015.

In fiscal year 2015, no shares of restricted stock vested for the NEOs from the Series 1 performance-based restricted stock awards granted in fiscal year 2013.

Time-Based Awards

In fiscal year 2015, we granted time-based restricted stock awards to our NEOs that vest over a three-year period ending on July 31, 2017. In fiscal year 2015, we granted 17,347 shares, 3,146 shares, 2,974 shares 4,391 shares and 3,724 shares time-based restricted stock awards to Mr. Fraser, Ms. Passmore, Mr. Jackson, Mr. Kremling and Mr. Lau, respectively.

Broad-Based Employee Benefits

Our employee benefits are designed to allow us to be attractive to current and potential employees and to remain competitive in the market.

Health and Welfare Plans

We offer health and welfare benefits to substantially all employees, including executives. These benefits include medical, dental, life, accidental death, short and long-term disability, and long-term care coverage. Executives make the same contributions for the same type of coverage, and receive the same level of benefits as other employees for each form of coverage or benefit. We provide vacation and paid holidays to all eligible employees, including executives, that is comparable to other similarly sized companies.

Retirement Plans

We offer a defined contribution 401(k) plan to substantially all of our employees in the United States. In calendar years 2015 and 2014, participants may contribute up to $18,000 and $17,500 of their compensation, respectively. We make matching contributions under the plan up to 4% of the participant’s compensation. Employees age 50 or over are entitled to make an additional pre-tax contribution of up to $6,000 per year. Employees are fully vested in employer contributions. The Summary Compensation Table reflects our contributions to the 401(k) Plan for each NEO.

Executive Benefits and Perquisites

Executive benefits or perquisites may be provided on a limited basis to attract and retain key executives. Currently, we do not offer executive benefits or perquisites with a value over $10,000 to any executive other than as set forth below.

Employment Agreements and Severance Plan

We currently have employment agreements with two of our NEOs, Mr. Fraser and Mr. Jackson. Mr. Fraser’s employment agreement continues until terminated. Mr. Jackson’s employment agreement automatically renews for one-year periods, and will continue to do so unless we provide at least 60 days prior written notice of non-renewal.

Mr. Fraser and three other NEOs may become entitled to severance payments under our executive severance plan along with three other employees, while Mr. Jackson would be entitled to severance payments in certain circumstances according to the terms of his employment agreement. Under the terms of Mr. Jackson’s employment agreement, if we terminate his employment (other than for cause or due to death or disability) or elect not to extend his employment for the renewal term, or if he voluntarily terminates his employment for good reason following a change of control, then we must pay him a termination payment equal to a multiple of his base salary at termination. See “Potential Payments upon Termination or Change in Control” for additional information.

The employment agreement and severance plan contain provisions for the assignment to us of any right, title and interest in all works, copyrights, materials, inventions, ideas, discoveries, designs, improvements, trade secrets, patents and trademarks, and any applications related thereto, during their respective employment. In addition, each agreement contains provisions prohibiting the disclosure of confidential information.

Additionally, each executive signed an agreement with non-compete obligations prohibiting the executive from engaging and being financially interested in any business which is competitive with us during his term of employment and for a period of one year after his employment with us terminates, unless he first obtains our prior written consent. In the event an executive breaches any of these provisions, we may terminate any payments then owing to the executive and/or seek specific performance or injunctive relief for such breach or threatened breach.

Executive Severance Plan

The Board of Directors approved an executive severance plan in fiscal year 2009. The plan provides that any regular, full-time employee who is designated by the Compensation Committee may become a participant. Mr. Fraser and three other NEOs, Ms. Passmore and Messrs. Kremling and Lau, have been designated as participants under the plan. The Compensation Committee intends, in appropriate cases, to use the plan to offer severance to eligible employees, including future hires. In anticipation of additional participants, the Compensation Committee has established three participation levels.  Currently, three other employees have been made participants under the plan. The plan may also be used to offer severance payments in lieu of the severance payments under current employment agreement or severance plan to eligible employees wishing to convert to the plan.

The plan is designed to provide an eligible employee with a severance payment in the event of a qualifying termination, which is with respect to an eligible employee who (i) is affirmatively discharged from employment by us, other than a discharge for cause, or (ii) voluntarily terminates for good reason, as defined in the plan. The severance benefit is based on the participation level of the eligible employee as assigned by the Compensation Committee, and is calculated at a multiple of (i) base salary or (ii) base salary and annual incentive award at the target level. The severance benefit is paid in a lump sum.

For a qualifying termination occurring more than 30 days before a change of control, the severance benefit is 2.0x, 1.5x or 1.0x of base salary for the three participation levels. The highest participation level is for a CEO-participant, the second is for other senior executives who are participants and the third level is for all other participants. For a qualifying termination occurring within 30 days before or two years after a change of control, the benefit is 2.5x, 2.0x or 1.5x of base salary plus annual incentive compensation at the target level. If the qualifying termination was not for cause but was instead related to performance issues, the severance benefit is 1.0x, 0.75x or 0.5x of base salary only. In the case of a qualifying termination occurring within 30 days before or two years after a change of control or a qualifying termination occurring for good reason, the eligible employee is also paid a prorated portion of his or her annual incentive compensation.

In order for an eligible employee to receive severance benefits under the executive severance plan, he or she must execute and deliver an acceptable release of all claims.

Other Compensation

As part of his employment agreement, we provide Mr. Fraser an apartment near our headquarters and pay his commuting expenses to and from his permanent home to Houston. In 2015, these housing expenses totaled approximately $66,243 and the commuting expenses totaled approximately $35,454. In 2014, these housing expenses totaled approximately $73,449 and the commuting expenses totaled approximately $20,376. We agreed to provide these benefits to Mr. Fraser because our Board believed it was necessary to retain Mr. Fraser’s services despite the fact that his permanent home is outside the Houston area. The Board considered the value of this additional compensation in evaluating Mr. Fraser’s total compensation package.

How We Determine Executive Officer Compensation

Role of the Compensation Committee

The Compensation Committee is composed of independent, outside members of the Board of Directors in accordance with New York Stock Exchange rules, current SEC rules and regulations, and Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), and is responsible for establishing, reviewing, approving and monitoring the compensation paid to the NEOs.

Role of Executive Officers in Setting Compensation

Our CEO provides input on the Compensation Committee agenda, including background information regarding our strategic objectives, suggestions on annual performance targets and reports on his evaluations of the other executive officers. He makes recommendations with respect to merit increases and annual incentive goals for such other executive officers that are then reviewed by the Compensation Committee prior to final approval. Since our CEO is a member of the Board, he has input on the overall compensation program. The Compensation Committee makes the decision related to the CEO’s compensation.

The Compensation Committee meetings are attended by the committee members, and as needed, by other directors, the CEO, CLO, CFO, and outside advisors, including our compensation consultant. The Compensation Committee regularly meets in executive session without any members of management present.

Role of the Independent Consultant

The Compensation Committee has the sole authority, to the extent deemed necessary and appropriate, to retain and terminate any compensation consultants and has the sole authority to approve related fees and other retention terms. In fiscal year 2015, the Compensation Committee engaged Pearl Meyer & Partners (“Pearl Meyer”) to advise it on executive compensation for fiscal year 2015 and for fiscal year 2016. Pearl Meyer is independent of us, reports directly to the Compensation Committee, and has no other business relationship with us other than assisting the committee with its executive compensation and board compensation practices. The independence of the consultant is considered annually by the committee. In fiscal year 2015, we incurred expense of approximately $53,378 with Pearl Meyer. The Compensation Committee and Pearl Meyer review salaries based on our current and projected company size and annual and long-term incentive programs established for each executive’s position based on data from general industry surveys and our peer companies relating to our current and projected company size.

Benchmarking and Other Market Data

Pearl Meyer analyzed comparative data from the national surveys and data from a peer group of publicly-traded chemical companies of base salaries, annual and long-term incentive targets. We collectively refer to the national surveys and peer group information as “market survey data” in this discussion. The composition and performance of the peer group is reviewed each year. For fiscal year 2015, three new companies were added for a peer group of fifteen publicly-traded chemical companies having comparable annual revenues and a comparable value for ongoing operations: Aceto Corp., American Vanguard Corporation, Balchem Corporation, Cabot Microelectronics Corp., Cambrex Corportion, Entegris, Inc., Hawkins Inc., Innophos Holdings, Inc., Innospec, Inc., Landec Corporation, Oil-Dri Corporation, Omnova Solutions, Inc., Park Electrochemical Corp., Quaker Chemical Corp., and Rogers Corp. The 25th, 50th and 75th percentiles for the data sources were analyzed to gain an understanding of the range of competitive pay practices. Although the 50th percentile of the combined data was used by the Compensation Committee as a reference point for establishing base salary, annual incentive targets and total direct compensation, the compensation of individual executives may vary above or below the reference point because of the background, personal performance, skills and experience, the comparative compensation of our executives and our ability to provide certain compensation within our budgetary constraints.

Other Important Compensation Policies

Stock Ownership Requirements for Named Executive Officers

We have adopted a stock ownership requirement for certain executives that is measured as of the end of each fiscal year. The requirement calls for stock ownership related to base salary to equal three times base salary for the CEO, two times base salary for the VP-Operations, CFO and Chief Legal Officer and one time base salary for other designated executives. Executives covered by the requirement must achieve the stock ownership within five years of becoming an executive. Among the measures the Compensation Committee may consider if the required stock ownership level is not met by an executive, the after-tax portion of a cash bonus due to that executive may be paid in shares of our Common Stock. As of July 31, 2015, all of our executives had satisfied the stock ownership requirement as it applies to them.

Consideration of Risk

The Compensation Committee, with assistance of its independent compensation consultant, reviewed the elements of our executive compensation during fiscal year 2015 to determine whether any portion of executive compensation encouraged excessive risk taking. Management assessed risk with respect to the compensation of other employees. Management and the Compensation Committee believe that risks arising from our compensation policies and practices for our executive officers and other employees are not reasonably likely to have a material adverse effect on us. In addition, we believe that the mix and design of the elements of compensation do not encourage management to assume excessive risks.

Financial Restatement

The Compensation Committee does not have a policy in place governing modifications to compensation where the payment of such compensation was based upon the achievement of specific results that were subsequently subject to restatement. If the Compensation Committee deems it appropriate, however, to the extent permitted by governing law, we will seek to recoup amounts determined by a financial restatement to have been inappropriately paid to an executive officer. Our performance-based restricted stock awards include a provision authorizing recoupment.

Trading in Our Stock Derivatives

Our Insider Trading Policy prohibits directors and employees from purchasing or selling options on our Common Stock, engaging in short sales with respect to our Common Stock, or trading in puts, calls, straddles, equity swaps or other derivative securities that are directly linked to our Common Stock.

Tax and Accounting Implications of our Forms of Compensation

Section 162(m) of the Code limits the deductibility of certain compensation to $1 million per year for our CEO and our three other most highly compensated executive officers. There is an exception to the $1 million limit for compensation meeting certain requirements. With the exception of Mr. Fraser, none of our executive officers currently receives compensation exceeding the limits imposed by the Code. While the Compensation Committee cannot predict with certainty how our executive compensation might be affected in the future by the Code, the committee intends to try to preserve the tax deductibility of executive compensation while maintaining an executive compensation program consistent with our compensation philosophy.

Our compensation program contains the following tax and accounting implications:

•	Salary is expensed when earned, but it is not deductible over $1 million for our covered employees (our CEO and our three other highest paid executives).
•

Annual incentives paid under our shareholder-approved 2009 Long-Term Incentive Plan prior to December 8, 2014 in which the aggregate compensation was less than $1.0 million for covered employees met the requirements of Section 162(m) of the Code and are deductible. Any portion paid under non-objectively verifiable criteria is not deductible over $1 million under Section 162(m) of the Code for covered employees.

•	Our 2009 Long-Term Incentive Plan has been approved by shareholders, and performance-based awards are deductible under Section 162(m) of the Code.
•

Performance-based restricted share awards are expensed over the performance and service period when payout is probable. Our plan has been approved by shareholders and compensation is deductible under Section 162(m) of the Code. No dividends are paid on performance restricted stock until shares are actually issued.

•	Our 401(k) contributions are accrued and expensed in the year of service.

2014 Advisory Vote on Executive Compensation

The Compensation Committee considered the results of the 2014 advisory, non-binding “say-on-pay” proposal in connection with the discharge of its responsibilities. Because 98.1% of our shareholders voting on the “say on pay” proposal approved the compensation of the NEOs described in our proxy statement for our 2014 Annual Meeting of Shareholders, the Compensation Committee did not implement significant changes to our executive compensation program as a result of the shareholder advisory vote. The Board currently intends to ask for an advisory, non-binding vote on compensation each year.

The following table presents information for the three fiscal years ended July 31, 2015, 2014 and 2013 for our President and CEO, our Vice President and CFO, our former Vice President and CFO, and our other three NEOs.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Christopher T. Fraser (5)	2015	660,336	—	1,809,562	816,500	116,099	3,402,497
Director, President and CEO	2014	596,171	—	2,507,800	512,156	117,383	3,733,510
	2013	28,642	—	—	—	1,146	29,788
Malinda G. Passmore	2015	272,600	—	282,953	161,704	10,480	727,737
Vice President and CFO	2014	125,000	—	184,229	98,865	44,800	452,894
Roger C. Jackson	2015	258,047	—	267,507	157,909	3,205	686,668
Vice President, General	2014	246,642	—	118,951	89,149	9,866	464,608
Counsel and Secretary	2013	239,462	500	—	42,142	8,724	290,828
Ernest C. Kremling	2015	298,930	—	394,905	194,137	11,921	899,893
Vice President — Operations	2014	272,650	500	317,837	113,899	10,096	714,982
	2013	253,888	500	—	73,245	9,251	336,884
Andrew C. Lau	2015	256,105	—	334,938	154,175	9,427	754,645
Vice President — Electronic Chemicals	2014	241,939	500	191,148	119,825	30,082	583,494
	2013	35,077	—	—	—	31,403	66,480

(1)	A holiday bonus given to employees.
(2)

Stock awards reflect the grant date fair value of awards granted in each of the respective fiscal years calculated in accordance with accounting principles generally accepted in the United States. Performance-based stock awards represent the fair value of the award on the date of grant based on the probable outcome of the performance conditions for performance awards. Amounts included here reflect the expected vesting for each of the Series 1 performance awards of 135%, 100%, and 0% of the target award for Series 1 for fiscal years 2015, 2014, and 2013, respectively, based in each case on performance through July 31, 2015. The assumptions used in calculating those amounts are set forth in note 11 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2015. See also the table respecting Grants of Plan-Based Awards for the fiscal year 2015 award. When Mr. Fraser became the permanent CEO in fiscal year 2014, he was issued 50,000 shares of Common Stock and the grant date value of that award is included in the table. It was also agreed at that time that Mr. Fraser would be granted Series 3 performance-based restricted stock awards for 50,000 shares to be based on achieving financial goals to be established, and be granted Series 3 awards for 20,000 shares to be based on achieving organizational goals to be established. One-fifth of each of these performance-based awards was granted in fiscal years 2015 and 2014, and an equal amount will be granted in each of the succeeding three fiscal years. The fiscal year 2014 award for financial metrics did not vest, but the fiscal year 2014 award for organizational metrics vested at 100%. Based on the probable outcome of the financial and organizational objectives for Mr. Fraser’s fiscal year 2015 awards, we assumed that 100% of the fiscal year 2015 award for financial objectives will vest and assumed that 100% of the fiscal year 2015 award for organizational metrics will vest. We granted time-based awards in fiscal year 2015 of 17,347, 3,146, 2,974, 4,391 and 3,724 shares to Mr. Fraser, Ms. Passmore, Mr. Jackson, Mr. Kremling and Mr. Lau, respectively. We granted time-based awards in fiscal year 2014 of 30,000, 4,000, 6,600 and 3,000 shares to Mr. Fraser, Ms. Passmore, Mr. Kremling and Mr. Lau, respectively. In addition, Mr. Kremling received a one-time grant of 3,400 fully vested shares as additional incentive compensation.

(3)

Non-equity incentive plan compensation represents payments under our annual incentive plan. See the discussion of our incentive plan under the Compensation Discussion and Analysis section of this Amendment.

(4)

Under our 401(k) plan for United States based employees, we match up to 4% of participant’s compensation. Matching contributions to our 401(k) plan are included in all other compensation. All other compensation for Mr. Fraser includes $101,697 in fiscal year 2015 for commuting to our corporate office in Houston and for housing in Houston, including a tax gross up of approximately $14,295 for housing expenses. Ms. Passmore became the CFO in January 2014. She received a signing bonus of $40,000 which is included in all other compensation. All other compensation for Mr. Lau includes $30,000 for relocation in fiscal year 2013 and $20,405 for relocation in fiscal year 2014.

(5)

Mr. Fraser served as interim CEO beginning in July 2013 until September 2014 when he became the permanent CEO, and the amounts included in this table for fiscal year 2014 and 2013 reflect compensation to him as interim CEO. Compensation to him as a director in fiscal year 2013 is reflected in the Director Compensation table in this Amendment.

The following table presents information respecting grants of plan based awards for fiscal year 2015.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plans (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (1)(2)(3)			All Other Stock	Grant Date Fair Value of Stock
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards	Awards (4)
Christopher T. Fraser	—	294,880	589,759	884,639
	12/9/2014				18,215	52,042	86,911		1,547,885
	12/9/2014				17,347	17,347	17,347		308,950
	12/9/2014				5,000	10,000	10,000		178,100
	12/9/2014				4,000	4,000	4,000		71,240
Malinda G. Passmore	—	67,700	135,400	203,100
	12/9/2014				3,303	9,438	15,761		280,703
	12/9/2014				3,146	3,146	3,146		56,030
Roger C. Jackson	—	64,154	128,308	192,462
	12/9/2014				3,123	8,923	14,902		265,405
	12/9/2014				2,974	2,974	2,974		52,967
Ernest C. Kremling	—	73,935	147,869	221,804
	12/9/2014				4,610	13,172	21,997		391,767
	12/9/2014				4,391	4,391	4,391		78,204
Andrew C. Lau	—	63,537	127,074	190,610
	12/9/2014				3,910	11,172	18,658		332,299
	12/9/2014				3,724	3,724	3,724		66,324

(1)	See the discussion of our incentive plan under the Compensation Discussion and Analysis section of this Amendment.
(2)

On December 9, 2014, the NEOs in the above table were granted Series 1 performance-based restricted stock awards. The Series 1 awards are subject to a performance requirement composed of adjusted annual compound earnings per share (diluted) growth with annual return on invested capital measured across a three-year period beginning August 1, 2014. A threshold of 15.0% of the award vests, if the adjusted earnings per share growth rate over the measuring period is at least 5.0%. If adjusted return on invested capital is at least 8.0% a threshold award of 20.0% vests. The maximum award of 167.0% vests, if the earnings per share growth rate over the measuring period is at least 20.0% and the average annual return on invested capital is at least 15.0%.

(3)

On December 9, 2014, Mr. Fraser was granted Series 3 performance-based restricted stock awards: 10,000 shares of the Series 3 awards are subject to a performance requirement for net debt repayments with a threshold vesting of 50% at not less than $10.0 million repaid and a maximum award vesting at $14.0 million repaid; and 4,000 of the Series 3 awards are subject to a requirement to meet organizational goals.

(4)

This amount represents the aggregate grant date fair value at December 9, 2014 of $17.81 per share at the maximum award. See note 11 to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2015.

The following table presents information respecting outstanding equity awards at July 31, 2015. As of July 31, 2015, we did not have any outstanding stock option awards.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards (1)
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Christopher T. Fraser	70,257	(3)	1,533,710
	17,347	(4)	378,685
	45,879	(5)	1,001,539
	24,000	(6)	523,920
Malinda G. Passmore	12,741	(3)	278,136
	3,146	(4)	68,677
	8,381	(5)	182,957
	2,000	(6)	43,660
Roger C. Jackson	12,046	(3)	262,964
	2,974	(4)	64,922
	7,994	(5)	174,509
Ernest C. Kremling	17,782	(3)	388,181
	4,391	(4)	95,856
	11,360	(5)	247,989
	3,300	(6)	72,039
Andrew C. Lau	15,082	(3)	329,240
	3,724	(4)	81,295
	9,846	(5)	214,938

(1)

Stock awards reflect grants of performance-based restricted stock awards and time-based restricted stock awards under our 2009 Long-Term Incentive Plan. See the Compensation Discussion and Analysis section of this Amendment and note 11 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2015.

(2)	Market value is calculated based on our closing stock price on July 31, 2015 of $21.83.
(3)

Represents fiscal year 2015 awards under our 2009 Long-Term Incentive Plan of Series 1 performance-based restricted stock. Awards vest July 31, 2017 if performance requirements are satisfied. The table reflects our estimate that 135.0% of the Series 1 awards will vest. See note 11 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2015. See the table “Grants of Plan Based Awards.”

(4)

Represents fiscal year 2015 awards under our 2009 Long-Term Incentive Plan of time-based restricted stock. Awards vest July 31, 2017. The table reflects our estimate that 100.0% of the time awards will vest. See note 11 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2014. See the table “Grants of Plan Based Awards.”

(5)

Represents fiscal year 2014 awards under our 2009 Long-Term Incentive Plan of Series 1 performance-based restricted stock. Awards vest July 31, 2016, if performance requirements are satisfied. The table reflects our estimate that 100.0% of the Series 1 awards will vest. See note 11 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2014.

(6)

Represents fiscal year 2014 awards under our 2009 Long-Term Incentive Plan of time-based restricted stock. Awards vest generally on anniversary of hire date. The table reflects our estimate that 100.0% of the time awards will vest. See note 11 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2014. See the table “Grants of Plan Based Awards.”

The following table presents information respecting options exercised and stock vested by NEOs during fiscal year 2015.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Christopher T. Fraser	—	—	20,000	399,920
Malinda G. Passmore	—	—	2,000	41,340
Roger C. Jackson	—	—	—	—
Ernest C. Kremling	—	—	3,300	70,620
Andrew C. Lau	—	—	1,500	44,565

Potential Payments upon Termination or Change in Control

The following describes the payments and benefits that would be provided to each NEO in the event that this employment is terminated with us for any reason, including death, disability, retirement, voluntary termination, termination for cause and termination without cause, with and without a change in control.

We have an employment agreement that contains severance provisions with Mr. Jackson, one of our NEOs. In fiscal year 2015, four NEOs, Mr. Fraser, Ms. Passmore, Mr. Kremling and Mr. Lau are participants in our Executive Severance Plan (the “ESP”) along with one other employee. Under the terms of Mr. Jackson’s employment agreement, if we terminate his employment (other than for cause or due to death or disability) or elect not to extend his term of employment for the renewal term, or if he voluntarily terminates his employment for good reason due to a change of control, then we must pay Mr. Jackson a termination payment equal to three times base salary. The termination payments are paid in equal annual payments, if the termination is not within one year of a change of control. If the termination or election not to extend the employment agreement by us or voluntary resignation for good reason by the executive occurs within one year of a change of control, then any option to acquire shares of our Common Stock held by the executive becomes fully vested as of the date of termination, and are exercisable for a period of two years. Under the ESP, participants are paid severance equal to a pro-rated portion of annual incentive compensation. Ms. Passmore, Mr. Kremling and Mr. Lau also would be paid a lump sum payment of 1.5 times base salary if the termination of employment was not in connection with a change of control, or 2.0 times the sum of base salary and target annual incentive, if it was in connection with a change of control. For Mr. Fraser, the multiples were 2.0 times base salary, or 2.5 times the sum of base salary and target annual incentive. Performance-based restricted awards do not vest on termination, except upon death, total and permanent disability or retirement. On death and total and permanent disability, performance-based restricted awards vest proportionally based on months of service in the three year performance measurement period, but based on performance achieved as of the termination. On retirement, the awards vest 100%, subject to satisfaction of the performance criteria at the end of the performance measurement period. Resignation by the executive for “good reason” includes failure to pay any amount due to such executive, demotion, relocation or an uncured breach of the employment agreement by us. Performance-based awards to vest on a change of control. A “change of control” includes, among other events, the acquisition by an individual or group of beneficial ownership of more than 50% of the combined voting power of our then-outstanding Common Stock.

The table below presents information respecting amounts payable upon a death, disability, or termination of NEOs, or a change of control, as of July 31, 2015. See “Executive Benefits and Perquisites-Executive Severance Plan.”

Name	Death ($)	Disability ($)	Voluntary Termination ($) (1)	Termination For Cause ($)	Termination Without Cause But No Change of Control ($)	Termination Without Cause but with a Change of Control ($)	Change of Control
Christopher T. Fraser
Incentive Bonus (2)	—	—	—	—	816,500	816,500	—
Cash Severance (3)	—	—	—	—	1,320,672	3,136,596	—
Value of Unvested Stock Awards (4)	1,613,322	1,613,322	—	—	—	4,302,191	4,302,191

Malinda G. Passmore
Incentive Bonus (2)	—	—	—	—	161,704	161,704	—
Cash Severance (3)	—	—	—	—	408,900	817,800	—
Value of Unvested Stock Awards (4)	270,323	270,323	—	—	—	730,825	730,825

Roger C. Jackson
Incentive Bonus (2)	—	—	—	—	157,909	157,909	—
Cash Severance (3)	—	—	—	—	774,141	774,141	—
Value of Unvested Stock Awards (4)	225,635	225,635	—	—	—	651,997	651,997

Ernest C. Kremling
Incentive Bonus (2)	—	—	—	—	194,137	194,137	—
Cash Severance (3)	—	—	—	—	448,395	896,790	—
Value of Unvested Stock Awards (4)	377,700	377,700	—	—	—	1,020,072	1,020,072

Andrew C. Lau
Incentive Bonus (2)	—	—	—	—	154,175	154,175	—
Cash Severance (3)	—	—	—	—	384,158	768,315	—
Value of Unvested Stock Awards (4)	280,139	280,139	—	—	—	811,006	811,006

(1)	Any retirement would be treated as a voluntary termination, except for performance-based awards as described above.
(2)	The amount is the actual incentive award for fiscal year 2015.
(3)

Multiple of base salary or the sum of base salary and target incentive bonus for the year in which the termination occurs for Mr. Fraser, Ms. Passmore, Mr. Kremling and Mr. Lau, and a multiple of base salary for Mr. Jackson.

(4)

For unvested stock awards, the service period requirement is prorated as of July 31, 2015 for death and disability, and the performance objectives are estimated as described in notes 2 and 3 to the Outstanding Equity Awards at Fiscal Year — End table. Performance-based and time-based awards vest at maximum on a change of control, and the amount is is calculating based on our closing stock price on July 31, 2015 of $21.83.

The table below presents information respecting compensation paid to directors in fiscal year 2015 who, except for Mr. Fraser, were not NEOs. We also reimburse our directors for travel, lodging and related expenses incurred in attending Board, committee or other business meetings.

Director Compensation

Name	Fees Earned Or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gerald G. Ermentrout	71,800	64,956	—	—	—	136,756
James F. Gentilcore	50,900	64,956	—	—	—	115,856
George W. Gilman	59,300	64,956	—	—	—	124,256
John C. Hunter, III	42,400	64,956	—	—	—	107,356
Fred C. Leonard, III	61,200	64,956	—	—	—	126,156
Stephen A. Thorington (3)	24,800	27,046	—	—	—	51,846
Karen A. Twitchell	62,200	64,956	—	—	—	127,156

(1)

Each director is paid a fee of $2,000 for each regular or special meeting of the Board of Directors, and paid an annual retainer of $30,000 per year. Directors are also paid $1,500 for attending committee meetings and business meetings, and the Chair of each committee is paid a retainer of $6,000 per year, except for the Chair of the Audit Committee who is paid a retainer of $11,000 per year and the Chair of the Compensation Committee who is paid a retainer of $7,500 per year. Mr. Ermentrout was selected as Lead Director in fiscal year 2014. The Lead Director is paid an annual retainer of $15,000. Annual retainers are paid quarterly. Directors are reimbursed for out-of-pocket expenses incurred in attending meetings and for other expenses incurred in performing in their capacity as directors.

(2)

This amount represents the aggregate grant date fair value, which we expense in our financial statements. See note 11 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended July 31, 2015.

(3)	Mr. Thorington left the Board of Directors at the conclusion of his term in December 2014.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2015, none of the members of the Compensation Committee have served as officers or employees of the Company or of any of our subsidiaries or had a relationship requiring disclosure under this caption.

During fiscal year 2015, none of our executive officers served as a member of a compensation committee or board of directors of any other entity that has an executive officer serving as a member of our Compensation Committee or Board of Directors.

Mr. Leonard, the Chair of the Compensation Committee, was a party to the transaction described in “Transactions with Related Persons” below.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2015 Proxy Statement.

The Compensation Committee:

Gerald G. Ermentrout

John C. Hunter, III

Fred C. Leonard, III, Chair

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of November 30, 2015 with regard to the beneficial ownership of Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) our named executive officers and the directors individually and (iii) our officers and directors as a group. All addresses are in care of KMG Chemicals, Inc., 9555 W. Sam Houston Parkway S., Suite 600, Houston, Texas 77099.

Name	Common Stock Beneficially Owned Excluding Options	Shares Including Options Exercisable Within 60 Days	Percent of Total Beneficial Shares (%) (1)
Directors and Named Executive Officers
Gerald G. Ermentrout	26,293	26,293	*
Christopher T. Fraser	94,576	94,576	*
James F. Gentilcore	8,658	8,658	*
George W. Gilman	63,689	63,689	*
Robert Harrer	515	515	*
John C. Hunter, III	14,356	14,356	*
Roger C. Jackson	72,553	72,553	*
Ernest C. Kremling	22,771	22,771	*
Andrew C. Lau	2,058	2,058	*
Fred C. Leonard, III	483,131	483,131	4.1%
Malinda G. Passmore	5,138	5,138	*
Karen A. Twitchell	18,340	18,340	*
Directors and Named Executive Officers as a Group (12 persons)	812,078	812,078	6.9%

Five Percent Shareholders
David L. Hatcher (2) 19 Briar Hollow Lane, Suite 290, Houston, TX 77027	2,007,497	2,007,497	17.1%
Trigran Investments, Inc. Douglas Granat, Lawrence Oberman and Steven Simon (3) 630 Dundee Road, Suite 230, Northbrook, IL 60062	1,429,484	1,429,484	12.2%
T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street, Baltimore, MD 20202	1,325,782	1,325,782	11.3%

*	Less than 1%.
(1)

This table is calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the number and percentage owned by any other person listed. As of November 30, 2015, we had 11,715,586 shares of Common Stock outstanding.

(2)	Based on the Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015 by David L. Hatcher.
(3)

Based on the Schedule 13G/A filed with the SEC on February 13, 2015 by Trigran Investments, Inc., Douglas Granat, Lawrence Oberman and Steven Simon, which indicated that the reporting persons share dispositive and voting power over the indicated number of shares, and the Schedule 13G/A filed with the SEC on February 13, 2015 by Trigran Investments, L.P. (which owns 714,839 shares representing 6.1% of the shares outstanding), to which Trigran Investments, Inc. serves as investment advisor with power to direct investments and/or sole power to vote the shares.

(4)

Based on the Schedule 13G/A filed with the SEC on October 31, 2015 jointly by T. Rowe Price Associates, Inc. (“Price Associate”) and T. Rowe Price Small-Cap Value Fund, Inc. (“Price Small-Cap”).  These shares are owned by various individual and institutional investors including Price Small-Cap (which owns 1,194,312 shares representing 10.2% of the shares outstanding), to which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the shares.  For purposes of the reporting requirements of the Exchange Act, as amended, Price Associates is deemed to be a beneficial owner of such shares; however Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

Our Code of Business Conduct prohibits employees, officers and directors from having a personal, financial or family interest that could in any way prevent the individual from acting in our best interests (a “conflict of interest”) and provides that any conflict of interest waiver relating to Board members or executive officers may only be made after review and approval by the Board.  In addition, the Board reviews certain relationships and related party transactions with respect to directors, as part of its assessment of each director’s independence.  The related party transaction described below was reviewed and approved by the Board in accordance with these policies.

Transactions with Related Persons

On May 1, 2015, we completed the acquisition of Val-Tex, a privately held Texas corporation. Fred C. Leonard III was the majority shareholder, president and chief executive officer of Val-Tex. He is also a director on our Board. The aggregate merger consideration paid to the former shareholders of Val-Tex consisted of $23.7 million in cash plus 606,875 shares of our Common Stock that were exchanged for an equivalent number of shares held by Val-Tex (no additional net shares were issued). Mr. Leonard received 401,465 shares of our Common Stock and approximately $13.4 million in cash in the transaction. In addition, George W. Gilman, a director on our Board, is an indirect owner, through a family trust, of equity interests in Aeneas, L.C., a former shareholder of Val-Tex. Aeneas, L.C. received 12,091 shares of our Common Stock and approximately $402,000 in cash in the transaction.

Director Independence

The Board of Directors is currently composed of seven non-employee directors and one employee director. The Board of Directors has established that eight directors will be the number of directors that will constitute the full Board of Directors at the time of the 2015 Annual Meeting. Under our guidelines and the listing requirements of the New York Stock Exchange, at least a majority of our Board of Directors must be independent. The Board of Directors has determined that all seven of its current non-employee directors meet the New York Stock Exchange requirement of independence. The Board of Directors has also determined that all non-employee directors who served during fiscal year 2015 met the New York Stock Exchange independence requirement.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed by our independent registered public accounting firm and auditor, KPMG LLP, for professional services rendered to us for the two fiscal years ended July 31, 2015 were as follows:

	2015	2014
Audit Fees (1)	$1,460,935	$1,368,000
Tax Fees (2)	34,600	23,000
All Other Fees (3)	50,000	58,655
Total	$1,545,535	$1,449,655

(1)

Includes fees and reimbursable expenses for professional services rendered for the audits of our consolidated financial statements, quarterly reviews of the consolidated financial statements included in quarterly reports on Form 10-Q, and audit of internal control over financial reporting and issuance of consents related to registration statements.

(2)	Includes fees and reimbursable expenses for international tax consulting services rendered during fiscal years 2015 and 2014.
(3)	Includes fees and reimbursable expenses for certain consulting services rendered during fiscal years 2015 and 2014.

The policy of the Audit Committee is to pre-approve all audit and non-audit services conducted by our independent registered public accounting firm and auditors. Under the policy, pre-approval is required before the independent accountants are engaged for the particular services. The Audit Committee has considered whether the provision of the services included in other fees is compatible with maintaining the independence of our independent registered accounting firm and auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

The following documents are filed as exhibits:

31.1	Certificate under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificate under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ Christopher T. Fraser	Date: December 15, 2015
Christopher T. Fraser President, Chief Executive Officer and Director