Form 10-K/A
period 2015-07-31
KMG CHEMICALS INC
filed 2016-01-27
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

300 Throckmorton Street

Fort Worth, Texas 76102

(Address of principal executive offices, including zip code)

(817) 761-6100

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2015 (the “Original Filing”) and amended by Amendment No. 1 filed with the SEC on December 15, 2015 (“Amendment No. 1”). The purpose of this Amendment No. 2 is to amend and replace the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing (the “Consent”), which inadvertently omitted a paragraph in the Consent. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosures therein in any way other than as described in this paragraph. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, as amended by Amendment No. 1, and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

The following documents are filed as exhibits:

23.1	Consent of KPMG LLP.

31.1	Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificate under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ Christopher T. Fraser	Date: January 27, 2016
Christopher T. Fraser President, Chief Executive Officer and Director

By:	/s/ Malinda G. Passmore	Date: January 27, 2016
Malinda G. Passmore, Vice President and Chief Financial Officer

3