Form 10-Q
period 2016-01-31
KMG CHEMICALS INC
filed 2016-03-11
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 001-35577

KMG CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2640529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Throckmorton Street, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817)-761-6100

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of March 9, 2016, there were 11,730,498 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	January 31,	July 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,900	$7,517
Accounts receivable
Trade, net of allowances of $138 at January 31, 2016 and $144 at July 31, 2015	35,397	36,887
Other	5,473	3,668
Inventories, net	40,391	42,082
Current deferred tax assets	—	2,953
Prepaid expenses and other	2,295	3,738
Total current assets	92,456	96,845
Property, plant and equipment, net	81,294	80,589
Deferred tax assets	781	131
Goodwill	22,183	22,408
Intangible assets, net	35,026	36,560
Restricted cash	1,000	1,000
Other assets, net	4,789	4,826
Total assets	$237,529	$242,359
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$31,426	$35,980
Accrued liabilities	11,277	9,602
Employee incentive accrual	3,019	4,852
Total current liabilities	45,722	50,434
Long-term debt, net of current maturities	47,000	53,000
Deferred tax liabilities	9,370	13,075
Other long-term liabilities	4,236	2,429
Total liabilities	106,328	118,938
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,723,019 shares issued and outstanding at January 31, 2016 and 11,690,439 shares issued and outstanding at July 31, 2015	117	117
Additional paid-in capital	33,987	31,676
Accumulated other comprehensive loss	(12,065)	(9,667)
Retained earnings	109,162	101,295
Total stockholders’ equity	131,201	123,421
Total liabilities and stockholders’ equity	$237,529	$242,359

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net sales	$70,859	$79,762	$147,509	$170,541
Cost of sales	42,626	51,207	90,016	114,395
Gross profit	28,233	28,555	57,493	56,146
Distribution expenses	8,819	13,022	18,948	26,021
Selling, general and administrative expenses	12,722	9,707	23,937	18,907
Restructuring charges	555	296	1,021	873
Realignment charges	—	2,363	130	4,359
Operating income	6,137	3,167	13,457	5,986
Other (expense) income
Interest expense, net	(252)	(184)	(404)	(987)
Gain on sale of creosote distribution business, net	—	5,682	—	5,682
Other, net	149	(131)	132	(159)
Total other (expense) income, net	(103)	5,367	(272)	4,536
Income before income taxes	6,034	8,534	13,185	10,522
Provision for income taxes	(2,055)	(3,044)	(4,615)	(3,847)
Net income	$3,979	$5,490	$8,570	$6,675
Earnings per share
Net income per common share basic	$0.34	$0.47	$0.73	$0.57
Net income per common share diluted	$0.33	$0.47	$0.72	$0.57
Weighted average shares outstanding
Basic	11,717	11,669	11,707	11,664
Diluted	11,915	11,759	11,890	11,728

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Net income	$3,979	$5,490	$8,570	$6,675
Other comprehensive income
Foreign currency translation loss	(1,914)	(5,428)	(2,398)	(9,402)
Total other comprehensive loss	(1,914)	(5,428)	(2,398)	(9,402)
Total comprehensive income (loss)	$2,065	$62	$6,172	$(2,727)

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	January 31
	2016	2015
Cash flows from operating activities
Net income	$8,570	$6,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,024	6,767
Non-cash restructuring and realignment charges	105	4,930
Amortization of loan costs	84	69
Stock-based compensation expense	2,297	1,138
Allowance for excess and obsolete inventory	109	431
Gain on sale of creosote distribution business	—	(5,682)
Deferred income tax benefit	(1,334)	(2,272)
Other	11	(9)
Changes in operating assets and liabilities
Accounts receivable — trade	894	1,057
Accounts receivable — other	(1,816)	(615)
Inventories	1,159	(319)
Other current and noncurrent assets	3,291	276
Accounts payable	(5,805)	(6,357)
Accrued liabilities and other	(492)	367
Net cash provided by operating activities	14,097	6,456
Cash flows from investing activities
Additions to property, plant and equipment	(6,001)	(7,036)
Disposals of property, plant and equipment	—	91
Proceeds from sale of creosote distribution business	—	15,062
Net cash provided by (used in) investing activities	(6,001)	8,117
Cash flows from financing activities
Net payments under revolving credit agreement	—	(41,100)
Principal payments on term loan	—	(20,000)
Borrowings under New Credit Facility	—	59,100
Payments under New Credit Facility	(6,000)	(19,000)
Tax benefit from stock-based awards	15	9
Payment of dividends	(703)	(700)
Net cash used in financing activities	(6,688)	(21,691)
Effect of exchange rate changes on cash	(25)	(1,644)
Net increase (decrease) in cash and cash equivalents	1,383	(8,762)
Cash and cash equivalents at beginning of period	7,517	19,252
Cash and cash equivalents at end of period	$8,900	$10,490
Supplemental disclosures of cash flow information
Cash paid for interest	$321	$983
Cash paid for income taxes, net	$4,797	$3,076
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$2,525	$1,279

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU on a prospective basis in the second quarter of fiscal year 2016. The change in accounting principles does not have an impact on the Company’s results of operations, cash flow or stockholders’ equity.

2. Acquisitions

On May 1, 2015, the Company completed the acquisition of Valves Incorporated of Texas, a privately held Texas corporation, pursuant to the terms of a previously announced Agreement and Plan of Merger. The acquired company manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas, storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. As of January 31, 2016, the valuation of the assets acquired and the liabilities assumed is not final. The pro forma impact on consolidated results is immaterial.

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
$8,516

The Company allocated goodwill of approximately $662,000 within the wood treating segment to the sale of the creosote distribution business. The Company recognized a gain of $5.4 million on the sale of the creosote distribution business, net of closing and other transaction expenses

4. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 198,000 and 183,000 dilutive shares related to stock-based awards for the three and six months ended January 31, 2016, respectively. There were approximately 90,000 and 64,000 dilutive shares related to stock-based awards for the three and six months ended January 31, 2015, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if including them would be anti-dilutive. There were 14,000 potentially dilutive securities that were not included for the three months and six months ended January 31, 2016. There were no shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and six months ended January 31, 2015.

5. Inventories

Inventories are summarized in the following table (in thousands):

	January 31,	July 31,
	2016	2015
Raw materials	$7,448	$8,723
Work in process	1,155	780
Supplies	580	525
Finished products	31,839	32,535
Less: reserve for inventory obsolescence	(631)	(481)
Inventories, net	$40,391	$42,082

6. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31,	July 31,
	2016	2015
Land	$13,210	$13,257
Buildings and improvements	37,948	38,036
Equipment	84,701	84,273
Leasehold improvements	193	193
	136,052	135,759
Less: accumulated depreciation and amortization	(66,900)	(61,936)
	69,152	73,823
Construction-in-progress	12,142	6,766
Property, plant and equipment, net	$81,294	$80,589

7. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2015. The Company recognized stock-based compensation costs of approximately $1.4 million and $702,000 for the three months ended January 31, 2016 and 2015, respectively, and $2.3 million and $1.1 million for the six months ended January 31, 2016 and 2015, respectively. The Company also recognized the related tax benefits of $482,000 and $272,000 for the three months ended January 31, 2016 and 2015, respectively, and $816,000 and $433,000 for the six months ended January 31, 2016 and 2015, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of January 31, 2016, the unrecognized compensation costs related to stock-based awards was approximately $8.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance Shares

On August 1, 2015, there were 244,790 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. No performance share awards vested during the six months ended January 31, 2016. As of January 31, 2016, the non-vested performance-based stock awards consisted of Series 1 awards granted to certain executives and employees in fiscal years 2016, 2015 and 2014 as summarized below reflecting the target number of shares under the awards.

		Target			Expected	Shares
	Series	Award	Grant Date	Measurement	Percentage of	Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2016 Awards
1/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	—
	Total Series 1	57,163			100%	57,163

1/19/2016	Series 3	82,938	$20.89	7/31/2020	100%	82,938
12/11/2015	Series 3	10,000	$19.03	7/31/2016	100%	10,000
12/11/2015	Series 3	4,000	$19.03	7/31/2016	100%	4,000

Fiscal Year 2015 Awards
3/26/2015	Series 1	21,173	$25.85	7/31/2017
12/9/2014	Series 1	103,499	$17.81	7/31/2017
	Forfeitures(2)	(1,872)
	Total Series 1	122,800			138%	168,934

Fiscal Year 2014 Awards
2/25/2014	Series 1	127,315	$14.88	7/31/2016
	Forfeitures(2)	(7,372)
	Total Series 1	119,943			100%	119,943

(1)

The percentage vesting for Series 1 performance share awards is currently estimated at 100%, 138% and 100% of the target award for the fiscal year 2016, 2015 and 2014 awards, respectively. The percentage vesting for Series 3 performance share awards is currently estimated at 100% for the fiscal year 2016 awards.

(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2016, 2015 and 2014 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2016, 2015 and 2014 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through January 31, 2016, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2016, 2015 and 2014 awards, shares vested may increase to a maximum of 200%, 167% and 150%, respectively, of the target award on achievement of maximum performance objectives.

Series 2: None outstanding.

Series 3: The table includes certain performance-based awards that are granted to Christopher T. Fraser according to his employment agreement. In fiscal year 2016, Mr. Fraser was awarded (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. In fiscal year 2016 Mr. Fraser was also awarded a performance-based Series 3 award for 82,938 shares of common stock (at target) having performance requirements related to cumulative revenue and total stockholder return. The measurement period for the fiscal year 2016 award begins on November 1, 2015 and the award vests one-third (1/3) at July 31, 2018, 2019 and 2020. The shares vested may increase to a maximum of 200% of the target award on achievement of maximum performance objectives. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. The award for fiscal year 2015 was fully vested and 14,000 shares were issued on October 1, 2015

The weighted-average per share grant-date fair value of the target award shares for performance-based awards outstanding was $18.63 and $17.36 at January 31, 2016 and August 1, 2015, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the six months ended January 31, 2016 and 2015 was $21.06 and $17.67, respectively.

The weighted-average per share grant-date fair value of awards forfeited during the six months ended January 31, 2016 and 2015 was $21.90 and $14.88, respectively.

Time Based Shares

A summary of activity for time-based stock awards for the six months ended January 31, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2015	82,688	$19.66
Granted (1)	153,742	21.74
Vested(2)	(22,575)	20.41
Forfeited(3)	(940)	25.85
Non-vested on January 31, 2016	212,915	21.07

(1)

Includes 10,075 shares granted to non-employee directors for service during the six month period ended January 31, 2016. Includes 6,500 share awards granted to certain employees vesting over one or two years from the date of grant. Includes 57,167 share awards granted to certain employees and executives which are expected to vest on October 31, 2018. Also includes 80,000 shares granted to Mr. Fraser which vest over a service period of five years beginning on August 1, 2015. The shares are to vest one third (1/3) at the end of years three, four and five of the service period.

(2)

Includes 10,080 shares granted to non-employee directors for service for the six months ended January 31, 2016. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 6,500 shares granted to certain employees and executives. The vested amount includes 6,000 shares granted to Mr. Fraser.

(3)	Forfeitures include Series 1 awards that were granted in fiscal year 2015 to certain employees that were forfeited at the termination of their employment.

The total fair value of shares vested during the six months ended January 31, 2016 and 2015 was approximately $694,000 and $414,000, respectively.

8. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	January 31, 2016
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(971)	$(126)	$1,107
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(83)	—	34
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,147)	(431)	9,522
Other chemicals-customer relationships (15 years)	15.0	10,291	(515)	—	9,776
Other chemicals-Other related contracts (5 years)	5.0	152	(23)	—	129
Total intangible assets subject to amortization	13.8	$26,864	$(5,739)	$(557)	$20,568
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$35,026

	Number of Years	July 31, 2015
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization: (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(839)	$(87)	$1,278
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(77)	—	40
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(3,649)	70	10,521
Other chemicals-customer relationships (15 years)	15.0	10,291	(172)	—	10,119
Other chemicals-Other related contracts (5 years)	5.0	152	(8)	—	144
Total intangible assets subject to amortization	13.8	$26,864	$(4,745)	$(17)	22,102
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$36,560

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $496,000 and $401,000 for the three month periods ended January 31, 2016 and 2015, respectively, and $995,000 and $815,000 for the six month periods ended January 31, 2016 and 2015, respectively.

9. Dividends

Dividends of approximately $352,000 ($0.03 per share) and $351,000 ($0.03 per share) were declared and paid in the second quarter of fiscal years 2016 and 2015, respectively. Dividends of approximately $703,000 ($0.03 per share) and $700,000 ($0.03 per share) were declared and paid in the first six months of fiscal years 2016 and 2015, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on February 23, 2016 to be paid on March 18, 2016 to shareholders of record on March 11, 2016.

10. Segment Information

The Company has two reportable segments — electronic chemicals and other chemicals.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
	(Amounts in thousands)
Sales
Electronic chemicals	$62,521	$66,595	$128,603	$132,918
Other chemicals	8,338	13,136	18,906	37,563
Total sales for reportable segments	$70,859	$79,731	$147,509	$170,481
Depreciation and amortization (1)
Electronic chemicals	$2,849	$3,126	$5,764	$6,328
Other chemicals	286	97	583	193
Other	344	114	677	246
Total consolidated depreciation and amortization	$3,479	$3,337	$7,024	$6,767
Segment income from operations (2)
Electronic chemicals	$8,470	$5,570	$15,744	$9,691
Other chemicals	2,804	1,595	6,568	4,180
Total segment income from operations	$11,274	$7,165	$22,312	$13,871

(1)	Depreciation and amortization excludes restructuring related depreciation.
(2)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and six months ended January 31, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
	(Amounts in thousands)
Electronic chemicals	$2,480	$2,999	$4,961	$5,390
Other chemicals	791	1,173	1,581	2,107
Total corporate overhead expense allocation	$3,271	$4,172	$6,542	$7,497

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
	(Amounts in thousands)
Sales
Total sales for reportable segments	$70,859	$79,731	$147,509	$170,481
Other	—	31	—	60
Net sales	$70,859	$79,762	$147,509	$170,541
Segment income from operations
Total segment income from operations	$11,274	$7,165	$22,312	$13,871
Other corporate expense (1)	(4,582)	(1,339)	(7,704)	(2,653)
Restructuring and realignment charges	(555)	(2,659)	(1,151)	(5,232)
Operating income	6,137	3,167	13,457	5,986
Interest expense, net	(252)	(184)	(404)	(987)
Other income (expense), net (Including gain on sale of creosote distribution business)	149	5,551	132	5,523
Income before income taxes	$6,034	$8,534	$13,185	$10,522

(1)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public company, such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities.

11. Long-Term Debt

The Company’s debt as of January 31, 2016 and July 31, 2015 consisted of the following:

	January 31,	July 31,
	2016	2015
	(Amounts in thousands)
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at January 31, 2016	$47,000	$53,000
Total debt	47,000	53,000
Current maturities of long-term debt	—	—
Long-term debt, net of current maturities	$47,000	$53,000

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

The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. At January 31, 2016, the Company had $47.0 million outstanding under the revolving facility, and an additional $2.7 million was reserved for outstanding letters of credit, with up to an additional $100.3 million of additional borrowing capacity. The amount available under the Second Restated Credit Facility at January 31, 2016 was limited, however, by a loan covenant restriction related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Taking that restriction into account, at January 31, 2016 the Company could draw approximately an additional $96.2 million on its revolving loan. The maturity date for the Second Restated Credit Facility is October 9, 2019.

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

Advances under the revolving loan bear interest at 1.428% as of January 31, 2016. The Company will also incur an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of January 31, 2016, the Company was in compliance with all covenants of the Second Restated Credit Facility.

12. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and six month periods ended January 31, 2016 is 34.1% and 35.0%, respectively, including the valuation allowances recorded against the Company’s current operating losses for its Italian subsidiary. For the three and six month periods ended January 31, 2015, the overall effective income tax rate was 35.7% and 36.6%, respectively.

Excluding the Italian results and discrete benefits, the estimated annual effective tax rate on ordinary income is 34.5% and 34.3%, respectively, for the three and six month periods ended January 31, 2016. Excluding the Italian results and discrete benefits, for the three and six month periods ended January 31, 2015 the overall effective rate was 35.4% and 35.0%, respectively.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.0 million, including interest and penalties through January 31, 2016 (at an exchange rate of 1.083 $/€). The Company had a liability for an uncertain tax position for items in the amount of $99,000 and $57,000 as of January 31, 2016 and July 31, 2015, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through January 31, 2016, is €809,000 (or approximately $877,000 at an exchange rate of 1.083 $/€). The Provincial Tax Court issued a ruling in October 2014 agreeing with the Company’s position in the income tax assessment case. In April 2015, the taxing authority appealed that ruling. The hearing date has not been set. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

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

14. Restructuring and Realignment Events

As part of the Company’s global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group has been closed, and production has been shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company has closed one of its facilities in Milan, Italy, and shifted some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed.

At January 31, 2016, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2015	$716	$169	$17	$902
Charges	—	—	—	0
Payments	(4)	(38)	(6)	(48)
Adjustment	(3)	(1)	—	(4)
Accrued liability at January 31, 2016	$709	$130	$11	$850

Total accelerated depreciation related to the closure of the Milan facility for the three months ended October 31, 2015 was approximately $105,000. There was no additional accelerated depreciation in the three months ended January 31, 2016. Total accelerated depreciation related to the closure of the Freemont and Milan facilities was approximately $227,000 and $858,000 for the three and six months ended January 31, 2015, respectively.

In October 2014, the Company announced a realignment of its hydrofluoric acid business and subsequently exited the facility operated for the Company by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The asset retirement obligation was initially established in the amount of $3.7 million for decontamination, decommissioning and dismantling at Bay Point. Operations ceased in the third quarter of fiscal year 2015. The changes to the asset retirement obligation associated with realignment during the six months ended January 31, 2016 are as follows:

Asset retirement obligation at August 1, 2015	$811
Charges	130
Payments	(617)
Asset retirement obligation at January 31, 2016	$324

The Company incurred no charges for accelerated depreciation during the three and six month periods ended January 31, 2016. For the three and six month periods ended January 31, 2015, the Company recorded $2.2 million and $4.1 million of accelerated depreciation, respectively. All assets related to Bay Point have been fully depreciated as of July 31, 2015. Additionally, the Company incurred certain employee costs of $130,000 during the three and six months ended January 31, 2016, and $195,000 and $233,000 in employee costs during the three and six months ended January 31, 2015, respectively.

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

Restructuring and Realignment

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. and production has been shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We have also closed one of our facilities in Milan, Italy, and shifted some production to our facilities in France and the United Kingdom. We are decommissioning certain manufacturing equipment in Milan. That effort will be completed in fiscal year 2016. Decommissioning charges incurred during the three and six months ended January 31, 2016 were $0.6 million and $0.9 million, respectively. There were no such decommissioning charges incurred during the three and six months ended January 31, 2015. However, during the three and six months ended January 31, 2015, we incurred $0.3 million and $0.9 million in restructuring costs, primarily due to accelerated depreciation.

In October, 2014, we announced a realignment of our hydrofluoric acid business and subsequently exited the facility operated for us by Chemtrade Logistics in Bay Point, California. Operations ceased in the third quarter of fiscal year 2015. We incurred certain employee costs of $0.1 million in the first quarter of fiscal year 2016, and a total of $2.2 million and $4.1 million in accelerated depreciation during the three and six months ended January 31, 2015, respectively.

See Note 14 to the financial statements included in this report.

Results of Operations

Three and Six Month Periods Ended January 31, 2016 compared with the Three and Six Month Periods Ended January 31, 2015

Segment Net Sales

Segment data is presented for our two reportable segments for the three and six month periods ended January 31, 2016. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
	(Amounts in thousands)
Sales
Electronic chemicals	$62,521	$66,595	$128,603	$132,918
Other chemicals	8,338	13,136	18,906	37,563
Total sales for reportable segments	$70,859	$79,731	$147,509	$170,481

Net Sales

Net sales for reportable segments decreased $8.8 million, or 11.1%, to $70.9 million in the second quarter of fiscal year 2016 from $79.7 million for the same period of the prior year. For the six months ended January 31, 2016, net sales for reportable segments decreased $23.0 million, or 13.5%, to $147.5 million from $170.5 million for the same period of the prior year. For the second quarter and the six month periods, the decline in net sales was due primarily to the divestiture of the creosote business in January 2015.

In the second quarter of fiscal year 2016, the electronic chemicals segment had net sales of $62.5 million, a decrease of $4.1 million, or 6.1%, as compared to $66.6 million for the same period of the prior year. For the six month period ended January 31, 2016, net sales in the electronic chemicals segment decreased $4.3 million, or 3.2%, to $128.6 million from $132.9 million for the same period of the prior year. For the quarterly and six month periods, net sales declined compared to the prior year periods because of the impact from the strong U.S. dollar, which reduced sales by $2.1 million and $5.1 million during the second quarter and six month period ended January 31, 2016, respectively, compared to the prior year periods. The balance of the decrease in the second quarter of fiscal year 2016 sales was substantially due to decreased volume in Asia upon the cessation of certain chemical service relationships. On a year-to-date basis, the impact of the strong U.S. dollar and the lesser chemical service business was partially offset by volume growth in North America.

Net sales of other chemicals decreased $4.8 million, or 36.6%, to $8.3 million in the second quarter of fiscal year 2016 as compared to $13.1 million for the same period of the prior year. For the six month period ended January 31, 2016, net sales of other chemicals decreased $18.7 million, or 49.7%, to $18.9 million from $37.6 million for the same period of the prior year. For the quarterly and six month periods, the decline in net sales was from lesser volume on the divestiture of the creosote business in January 2015, though partially offset by increased volume in the industrial valve lubricants and sealants business acquired in May 2015, and modest increased sales volume of our penta products.

Gross Profit

Gross profit decreased by $0.4 million, or 1.4%, to $28.2 million in the second quarter of fiscal year 2016 from $28.6 million in the same quarter of the prior year. For the six month period ended January 31, 2016, gross profit increased $1.4 million, or 2.5%, to $57.5 million from $56.1 million in the same period of the prior year. The decrease in aggregate gross profit in the second quarter was primarily due to lower sales. The increase during the six month period ended January 31, 2016 was primarily due to changes in sales mix, cost improvements and sales in our industrial valve lubricants and sealants business acquired in May 2015. Gross profit as a percentage of sales improved to 39.8% in the second quarter of fiscal year 2016 from 35.8% in the second quarter of fiscal year 2015. For the six month period ended January 31, 2016, gross profit as a percentage of sales improved to 39.0% from 32.9% for the six month period ended January 31, 2015. The improvement in gross profit as a percentage of sales during the second quarter of fiscal year 2016 and the six month period ended January 31, 2016 was due primarily to higher sales volume in electronic chemicals in North America, a higher proportion of our electronic chemicals sales being in North America, which has regionally higher profit margins, operating efficiencies realized from the consolidation of our electronic chemicals operations, improved penta sales and margins, the sale of our creosote distribution business, which included products with lower profit margins, and sales in our industrial valve lubricants and sealants business acquired in May 2015.

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

Distribution Expenses

Distribution expenses were down in the second quarter of fiscal year 2016 by $4.2 million, or 32.3%, to $8.8 million as compared to $13.0 million in the second quarter of fiscal year 2015. Distribution expenses were approximately 12.0% and 16.3% of net sales for the second quarter of fiscal years 2016 and 2015, respectively. Distribution expenses for the six month periods ended January 31, 2016 and 2015 were $18.9 million and $26.0 million, respectively, a decrease of $7.1 million, or 27.1%, from the same period in the prior year. Distribution expenses as a percentage of sales for the six month periods ended January 31, 2016 and 2015 were 12.8% and 15.3%, respectively. The electronic chemicals segment represents more than 90% of distribution expenses. Distribution expense decreased in the second quarter of fiscal year 2016 and the six month period ended January 31, 2016, primarily because of lower freight costs and a decrease in Asia from improved cost controls. In addition, distribution expense decreased in the second quarter of fiscal year 2016 and six month period ended January 31, 2016 due to the absence of creosote sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $3.0 million, or 30.9%, to $12.7 million in the second quarter of fiscal year 2016 from $9.7 million in the same quarter of fiscal year 2015. Those expenses were 17.9% and 12.2% of net sales in the second quarter of fiscal years 2016 and 2015, respectively. The increase in the second quarter of fiscal year 2016 over the same period of the prior year is primarily the result of $0.7 million in relocation expenses for the move of our corporate office from Houston, Texas to Fort Worth, Texas, $0.7 million in stock-based compensation and $0.5 million in professional services related to Sarbanes-Oxley compliance and the audit. For the six month period ended January 31, 2016, those expenses increased $5.0 million, or 26.5%, to $23.9 million from $18.9 million in the same period of the prior year. Those expenses were 16.2% and 11.1% of net sales in the six month periods ended January 31, 2016 and 2015, respectively. The increase in the comparable six month period is primarily the result of increases over the prior year period of $1.1 million in professional service expenses related to Sarbanes-Oxley compliance and the audit, $1.2 million in stock-based compensation, $1.0 million in additional depreciation and amortization, $0.7 million in relocation expenses related to the move of our corporate office and $0.6 million of additional general and administrative expenses due to the acquisition of our industrial lubricants and sealants business.

Segment Income from Operations

In the second quarter of fiscal year 2016, operating income in the electronic chemicals segment (excluding restructuring charges) was $8.5 million, an increase of $2.9 million, or 51.8%, as compared to $5.6 million for the same period of the prior year. For the six month period ended January 31, 2016, operating income in the electronic chemicals segment increased $6.0 million, or 61.9%, to $15.7 million from $9.7 million in the same period of the prior year. The improvement in the quarterly comparison was primarily due to favorable changes in regional product mix of sales, operating efficiencies realized from our manufacturing consolidation and lower distribution costs. The improvement in the six month comparison was primarily due to increased sales volume in North America, a higher proportion of sales being in North America, which has regionally higher margins, operating efficiencies realized from our manufacturing consolidation and lower distribution costs.

In our other chemicals segment, operating income increased approximately $1.2 million, or 75.0%, to $2.8 million in the second quarter of fiscal year 2016 as compared to $1.6 million for the same period of the prior year. For the six month period ended January 31, 2016, operating income in the other chemicals segment increased $2.4 million, or 57.1%, to $6.6 million from $4.2 million in the same period of the prior year. Operating income in other chemicals increased in the second quarter of fiscal year 2016 and six month period ended January 31, 2016 because of sales in our industrial valve lubricants and sealants business acquired in May 2015 and increased sales volume and lower raw material costs of our penta products.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expense primarily represents employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense and fees related to the listing of our stock. See Note 10 to the financial statements included in this report. For the three months ended January 31, 2016 and 2015, other corporate expenses were $4.6 million and $1.3 million, respectively. The increase in other corporate expense was due to increases in expenses over the prior year period of $0.5 million for professional services, $0.7 million for stock-based compensation, $0.7 million in relocation expenses related to the move of our corporate office and $0.2 million for other employee related costs.

Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share

In the second quarter of fiscal year 2016 adjusted EBITDA, which excludes costs associated with the restructuring of our manufacturing operations in Europe and expenses incurred related to the relocation of our corporate headquarters from Houston, Texas to Fort Worth,Texas, was $11.0 million, an increase of $2.0 million, or 22.2%, as compared to $9.0 million in the second quarter of fiscal year 2015. For the six month period ended January 31, 2016, adjusted EBITDA was $22.5 million, an increase of $4.7 million, or 26.4% as compared to $17.8 million for the same period of the prior year. In the second quarter of fiscal year 2016 diluted adjusted earnings per share was $0.40, compared to $0.30 in the second quarter of fiscal year 2015. For the six month period ended January 31, 2016, adjusted earnings per share was $0.82, compared to $0.54 for the six month period ended January 31, 2015. The increase in adjusted EBITDA and adjusted earnings per share in the second quarter of fiscal year 2016 and the six months ended January 31, 2016 came from a favorable product and regional sales mix in electronic chemicals, lower distribution costs, increased gross profit margins in electronic chemicals due primarily to operating efficiencies realized from our manufacturing consolidation in North America, increased sales volume and lower raw material costs for our penta products and sales in our industrial lubricants and sealants business acquired in May 2015.

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

The table below provides a reconciliation of operating income to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
	(Amounts in thousands)
Operating Income	$6,137	$3,167	$13,457	$5,986
Other expense	149	(131)	132	(159)
Depreciation and amortization	3,479	5,678	7,129	11,697
EBITDA	9,765	8,714	20,718	17,524
Restructuring and realignment charges, excluding accelerated depreciation	555	317	1,046	301
Corporate relocation expense	729	—	729	—
Adjusted EBITDA	$11,049	$9,031	$22,493	$17,825

The table below provides a reconciliation of net income to adjusted net income and diluted adjusted earnings per share.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
	(Amounts in thousands)
Net income	$3,979	$5,490	$8,570	$6,675
Items impacting pre-tax income, net of tax:
Restructuring and realignment charges	361	1,729	748	3,401
Corporate relocation expense	474	—	474	—
Gain on sale of creosote business	—	(3,693)	—	(3,693)
Adjusted net income	$4,814	$3,526	$9,792	$6,383
Diluted adjusted earnings per share	$0.40	$0.30	$0.82	$0.54
Weighted average diluted shares outstanding	11,915	11,759	11,890	11,728

Interest Expense, net

Interest expense was $0.3 million and $0.2 million in the second quarter of fiscal years 2016 and 2015, respectively, and was $0.4 million and $1.0 million in the first six months ended January 31, 2016 and 2015, respectively. Interest expense increased in the second quarter over the prior year because the amount of outstanding indebtedness was higher in the second quarter of fiscal year 2016 compared to the prior year period and because of higher interest rates following the Federal Reserve’s recent rate increase. For the six month period comparison, interest expense declined because of lower interest rates from the refinancing of our credit facility on October 9, 2014. Also, we incurred an early payment penalty of $0.3 million in connection with our refinancing in October 2014.

Income Taxes

The overall effective income tax rate for the three and six month periods ended January 31, 2016 was 34.1% and 35.0%, respectively, including restructuring charges and operational results in Italy for which we do not expect to realize a tax benefit. For the three and six month periods ended January 31, 2015, the overall effective tax rate was 35.7% and 36.6%, respectively. With the consolidation of our European manufacturing facilities, we expect that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. Excluding the Italian results and other discrete items, the estimated annual effective tax rate was 34.5% and 34.3% for the three and six months ended January 31, 2016. The overall effective rate on ordinary income was 35.4% and 35.0% for the three and six months ended January 31, 2015.

Liquidity and Capital Resources

Cash Flows

For the six months ended January 31, 2016, operating cash flows were favorably impacted by higher net income as compared to the prior year period. Accounts payable and accrued liabilities decreased by $6.3 million in the six months ended January 31, 2016, primarily related to payments of fiscal year 2016 short-term incentives and non-recurring payments related to the Bay Point facility.

During the six months ended January 31, 2016, we repaid $6.0 million on our revolving credit facility.

Working Capital

On October 9, 2014, we entered into a new amended and restated credit agreement (the “Second Restated Credit Facility”) under which we have a revolving line of credit of $150.0 million. At January 31, 2016, we had $47.0 million outstanding under the revolving facility, and an additional $2.7 million was reserved for outstanding letters of credit, with up to an additional $100.3 million of additional borrowing capacity. However, the amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro‑forma earnings before interest, taxes and depreciation (“EBITDA”), and at January 31, 2016, that covenant limited our additional borrowing capacity to $96.2 million.

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

Advances under the revolving loan bear interest at 1.428% and 1.189% as of January 31, 2016 and July 31, 2015, respectively. At January 31, 2016, $47.0 million was outstanding on the revolving loan under the Second Restated Credit Facility, and an additional $2.7 million was reserved for outstanding letters of credit.

Loans under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On January 31, 2016, we were in compliance with all of our debt covenants.

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
●

volatility in oil and natural gas prices, which may impact our customers’ activity levels and spending for our products and services and which could impact goodwill impairment testing for our industrial valve lubricants and sealants business;

●	increases in the price of energy, affecting our primary raw materials and active ingredients;
●	the timing of planned capital expenditures;
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
●

the impact of penta being banned or restricted as a persistent organic pollutant under the Stockholm Convention Treaty and the ability to obtain registration and re-registration of our products under applicable law;

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

As reported in our Annual Report on Form 10-K for the year ended July 31, 2015, management identified material weaknesses in internal controls over financial reporting. The identified material weaknesses resulted from our personnel not having sufficient knowledge, experience and skills to handle both the demands of financial reporting in the fourth quarter of fiscal year 2015 and the added burden of the implementation and stabilization of our new ERP system in that quarter, and also resulted from failures in the control environment and monitoring activities over our operations in France. During the six months ended January 31, 2016, the Company took the following remedial actions to address the material weaknesses in internal controls over financial reporting:

•

The Company hired new team members with significant prior experience with systems like the Company’s new ERP system to provide additional capacity, analytical and functional capabilities, and cross-training.

•	The Company implemented business process improvements in its order-to-cash, procurement and inventory processes that enabled a faster month-end close and fewer journal entries for quarter-end.
•

A complete review of the appropriateness of all personnel performing all transactions in the Company’s ERP system was performed in both the first and second quarters of fiscal year 2016, and all information system access was determined to have been appropriate. New protocols for ERP access were implemented.

•	Sarbanes-Oxley training sessions are in process.
•	Management added Sarbanes-Oxley compliance requirements as part its annual performance review guidelines.
•	Management and internal audit established a Sarbanes-Oxley steering committee to oversee the remediation process.
•	Management obtained positive confirmation from control owners that controls were performed, and continues to monitor the performance of controls on an on-going basis.
•	Management streamlined and simplified its consolidation process enabling greater transparency and reviews.

Regarding the Company’s operations in France, additional actions included the following:

•	The Company hired a new Sarbanes-Oxley Coordinator in June 2015 who was fully involved in the financial close process by the end of the first fiscal quarter.
•

The Company established ongoing, regular and frequent communication and education sessions between the Company’s corporate controllers and its French accounting leadership team (including multiple on-site visits) relating to the control deficiencies, reporting and disclosure requirements.

•	The Company reemphasized the importance of disclosures and reporting with key members of its senior leadership and European leadership teams.
•	Management received positive confirmation that key controls related to disclosure were performed, and continues to monitor the performance of disclosure controls on an on-going basis.

Management has made significant progress in remediating the material weaknesses identified at July 31, 2015. Our remediation of the material weaknesses in our internal control over financial reporting is ongoing.

Except for the items identified above, there were no changes to our internal control over financial reporting during the quarterly period covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 13 to the condensed consolidated financial statements is incorporated herein by reference.

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

10.36*	2016 Long Term Incentive Plan of the Company, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2016, and incorporated herein by reference.

31.1	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificates under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificates under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	March 11, 2016
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date:	March 11, 2016
Malinda G. Passmore
Chief Financial Officer