Form 10-Q
period 2016-04-30
KMG CHEMICALS INC
filed 2016-06-09
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 7, 2016, there were 11,735,793 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	April 30,	July 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,546	$7,517
Accounts receivable
Trade, net of allowances of $154 at April 30, 2016 and $144 at July 31, 2015	33,952	36,887
Other	6,242	3,668
Inventories, net	39,345	42,082
Current deferred tax assets	—	2,953
Prepaid expenses and other	3,151	3,738
Total current assets	93,236	96,845
Property, plant and equipment, net	85,582	80,589
Deferred tax assets	707	131
Goodwill	22,403	22,408
Intangible assets, net	35,062	36,560
Restricted cash	1,000	1,000
Other assets, net	4,843	4,826
Total assets	$242,833	$242,359
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,789	$35,980
Accrued liabilities	11,571	9,602
Employee incentive accrual	4,714	4,852
Total current liabilities	45,074	50,434
Long-term debt	41,800	53,000
Deferred tax liabilities	10,188	13,075
Other long-term liabilities	4,628	2,429
Total liabilities	101,690	118,938
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,735,793 shares issued and outstanding at April 30, 2016 and 11,690,439 shares issued and outstanding at July 31, 2015	117	117
Additional paid-in capital	35,349	31,676
Accumulated other comprehensive loss	(9,497)	(9,667)
Retained earnings	115,174	101,295
Total stockholders’ equity	141,143	123,421
Total liabilities and stockholders’ equity	$242,833	$242,359

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net sales	$75,168	$73,964	$222,677	$244,505
Cost of sales	46,010	47,149	136,026	161,544
Gross profit	29,158	26,815	86,651	82,961
Distribution expenses	9,177	11,700	28,125	37,721
Selling, general and administrative expenses	12,575	9,257	36,512	28,164
Restructuring charges	377	27	1,398	900
Realignment charges	—	1,070	130	5,429
Operating income	7,029	4,761	20,486	10,747
Other (expense) income
Interest expense, net	(201)	(111)	(605)	(1,098)
Gain on purchase of NFC	2,069	—	2,069	—
Gain (loss) on sale of creosote distribution business, net	—	(234)	—	5,448
Other, non-operating expense	—	(1,250)	—	(1,250)
Other, net	(375)	(339)	(243)	(498)
Total other (expense) income, net	1,493	(1,934)	1,221	2,602
Income before income taxes	8,522	2,827	21,707	13,349
Provision for income taxes	(2,160)	(692)	(6,775)	(4,539)
Net income	$6,362	$2,135	$14,932	$8,810
Earnings per share
Net income per common share basic	$0.54	$0.18	$1.27	$0.75
Net income per common share diluted	$0.53	$0.18	$1.25	$0.75
Weighted average shares outstanding
Basic	11,729	11,680	11,714	11,669
Diluted	11,990	11,819	11,923	11,758

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
Net income	$6,362	$2,135	$14,932	$8,810
Other comprehensive income
Foreign currency translation income (loss)	2,569	650	170	(8,752)
Total comprehensive income	$8,931	$2,785	$15,102	$58

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	April 30,
	2016	2015
Cash flows from operating activities
Net income	$14,932	$8,810
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,606	9,951
Non-cash restructuring and realignment charges	295	5,640
Amortization of loan costs	125	111
Stock-based compensation expense	3,659	1,970
Allowance for excess and obsolete inventory	173	760
Gain on sale of creosote distribution business	—	(5,448)
Gain on purchase of NFC	(2,069)	—
Deferred income tax expense (benefit)	(219)	(4,374)
Other	28	(10)
Changes in operating assets and liabilities
Accounts receivable — trade	5,022	95
Accounts receivable — other	(2,515)	(1,756)
Inventories	2,798	965
Other current and noncurrent assets	541	(1,386)
Accounts payable	(7,257)	(4,897)
Accrued liabilities and other	3,234	(2,219)
Net cash provided by operating activities	29,353	8,212
Cash flows from investing activities
Additions to property, plant and equipment	(11,377)	(10,751)
Purchase of NFC, net of cash acquired	(2,572)	—
Disposals of property, plant and equipment	—	2,561
Proceeds from sale of creosote distribution business	—	14,899
Net cash (used in) provided by investing activities	(13,949)	6,709
Cash flows from financing activities
Net payments under revolving credit agreement	—	(41,100)
Principal payments on term loan	—	(20,000)
Borrowings under credit facility	2,800	59,100
Payments under credit facility	(14,000)	(23,000)
Tax benefit from stock-based awards	38	10
Payment of dividends	(1,053)	(1,050)
Net cash used in financing activities	(12,215)	(26,040)
Effect of exchange rate changes on cash	(160)	(1,293)
Net increase (decrease) in cash and cash equivalents	3,029	(12,412)
Cash and cash equivalents at beginning of period	7,517	19,252
Cash and cash equivalents at end of period	$10,546	$6,840
Supplemental disclosures of cash flow information
Cash paid for interest	$482	$1,097
Cash paid for income taxes, net	$8,162	$7,289
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$256	$868

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases with lease terms exceeding one year to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company is evaluating whether to early adopt and the effect that ASU 2016-02 will have on its consolidated financial statements, and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU on a prospective basis in the second quarter of fiscal year 2016. The change in accounting principles does not have an impact on the Company’s results of operations, cash flow or stockholders’ equity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact that these new standards will have on its consolidated financial statements and footnote disclosures.

2. Acquisitions

On April 4, 2016, the Company completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore‑based manufacturer of electronic chemicals, for a cash purchase price of $2.8 million, including $1.1 million of estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the liquid crystal display, electronics and semiconductor markets, and provides recycling and refining services for certain customers. The Company completed the acquisition by borrowing $2.8 million on the revolving loan under its revolving credit facility. See Note 11 for further discussion of the Company’s revolving credit facility. The Company expensed transaction and acquisition-related costs of approximately $0.2 million in the fiscal quarter ended April 30, 2016, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at the acquisition date (in thousands):

Cash	$228
Accounts receivable	1,862
Other assets	283
Property, plant and equipment, net	3,242
Intangible assets
Licensing agreement	73
Toll manufacturing agreement	255
Total assets acquired	$5,943
Total current liabilities assumed	1,086
Fair value of net assets acquired	$4,857

The preliminary aggregate fair value of the working capital (assets and liabilities), property, plant and equipment and intangible assets acquired were determined by management to exceed the consideration paid for the acquisition, resulting in a bargain purchase gain under GAAP. In reaching that conclusion, management noted that there were no other liabilities being assumed in connection with the acquisition, including no environmental liabilities. Management believes the seller had determined to perform the transaction as part of an overall repositioning of its business. Based on these considerations, the Company has recorded a gain of $2.1 million in connection with the bargain purchase during the three months ended April 30, 2016. This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis and calculation of acquired asset retirement obligations associated with certain leased property. Any subsequent adjustments to the preliminary purchase price allocation will result in a corresponding change in the amount of the bargain purchase gain recorded in earnings. The pro forma impact on consolidated results is immaterial for the three and nine month periods ended April 30, 2016.

On May 1, 2015, the Company completed the acquisition of Valves Incorporated of Texas, a privately held Texas corporation, pursuant to the terms of a previously announced Agreement and Plan of Merger. The acquired company manufactures and distributes industrial sealants and lubricants, primarily to the oil and gas, storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. The pro forma impact on consolidated results for the fiscal year ended July 31, 2015 is immaterial.

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
$8,516

The Company allocated goodwill of approximately $662,000 within the wood treating reporting unit to the sale of the creosote distribution business. The Company recognized a gain of $5.4 million on the sale of the creosote distribution business, net of closing and other transaction expenses.

4. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 261,000 and 209,000 dilutive shares related to stock-based awards for the three and nine months ended April 30, 2016, respectively. There were approximately 139,000 and 89,000 dilutive shares related to stock-based awards for the three and nine months ended April 30, 2015, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if including them would be anti-dilutive. There were 16,000 and 15,000 potentially dilutive securities that were not included for the three months and nine months ended April 30, 2016. There were no such shares of potentially dilutive securities not included in the computation of diluted earnings per share for the three and nine months ended April 30, 2015.

5. Inventories

Inventories are summarized in the following table (in thousands):

	April 30,	July 31,
	2016	2015
Raw materials	$7,547	$8,723
Work in process	1,254	780
Supplies	1,078	525
Finished products	30,121	32,535
Less: reserve for inventory obsolescence	(655)	(481)
Inventories, net	$39,345	$42,082

6. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30,	July 31,
	2016	2015
Land	$13,688	$13,257
Buildings and improvements	40,543	38,036
Equipment	87,750	84,273
Leasehold improvements	2,414	193
	144,395	135,759
Less: accumulated depreciation and amortization	(64,171)	(61,936)
	80,224	73,823
Construction-in-progress	5,358	6,766
Property, plant and equipment, net	$85,582	$80,589

7. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2015. The Company recognized stock-based compensation costs of approximately $1.4 million and $832,000 for the three months ended April 30, 2016 and 2015, respectively, and $3.7 million and $2.0 million for the nine months ended April 30, 2016 and 2015, respectively. The Company also recognized the related tax benefits of $467,000 and $310,000 for the three months ended April 30, 2016 and 2015, respectively, and $1.3 million and $743,000 for the nine months ended April 30, 2016 and 2015, respectively. Stock-based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of April 30, 2016, the unrecognized compensation costs related to stock-based awards was approximately $8.0 million, which is expected to be recognized over a weighted-average period of 2.35 years.

Performance Shares

On August 1, 2015, there were 244,790 non-vested performance shares outstanding which reflected the maximum number of shares under the awards. No performance share awards vested during the nine months ended April 30, 2016. As of April 30, 2016, the non-vested performance-based stock awards consisted of Series 1 awards granted to certain executives and employees in fiscal years 2016, 2015 and 2014 as summarized below reflecting the target number of shares under the awards.

		Target			Expected	Shares
	Series	Award	Grant Date	Measurement	Percentage of	Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2016 Awards
3/10/2016	Series 1	14,500	$21.89	10/31/2018
1/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(250)
	Total Series 1	71,413			100%	71,413

1/19/2016	Series 3	82,938	$20.89	7/31/2020	100%	82,938
12/11/2015	Series 3	10,000	$19.03	7/31/2016	100%	10,000
12/11/2015	Series 3	4,000	$19.03	7/31/2016	100%	4,000

Fiscal Year 2015 Awards
3/26/2015	Series 1	21,173	$25.85	7/31/2017
12/9/2014	Series 1	103,499	$17.81	7/31/2017
	Forfeitures(2)	(1,872)
	Total Series 1	122,800			136%	166,648

Fiscal Year 2014 Awards
2/25/2014	Series 1	127,315	$14.88	7/31/2016
	Forfeitures(2)	(8,109)
	Total Series 1	119,206			110%	131,127

(1)

The percentage vesting for Series 1 performance share awards is currently estimated at 100%, 136% and 110% of the target award for the fiscal year 2016, 2015 and 2014 awards, respectively. The percentage vesting for Series 3 performance share awards is currently estimated at 100% for the fiscal year 2016 awards.

(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2016, 2015 and 2014 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2016, 2015 and 2014 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through April 30, 2016, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2016, 2015 and 2014 awards, shares vested may increase to a maximum of 200%, 167% and 150%, respectively, of the target award on achievement of maximum performance objectives.

Series 2: None outstanding.

Series 3: The table includes certain performance-based awards that are granted to Christopher T. Fraser according to his employment agreement. In fiscal year 2016, Mr. Fraser was awarded (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. In fiscal year 2016 Mr. Fraser was also awarded a performance-based Series 3 award for 82,938 shares of common stock (at target) having performance requirements related to cumulative revenue and total stockholder return. The measurement period for the fiscal year 2016 award begins on November 1, 2015 and the award vests one-third (1/3) at July 31, 2018, 2019 and 2020. The shares vested may increase to a maximum of 200% of the target award on achievement of maximum performance objectives. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. The award for fiscal year 2015 was fully vested and 14,000 shares were issued on October 1, 2015

The weighted-average per share grant-date fair value of the target award shares for performance-based awards outstanding was $18.64 and $17.36 at April 30, 2016 and August 1, 2015, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the nine months ended April 30, 2016 and 2015 was $21.13 and $18.92, respectively.

The weighted-average per share grant-date fair value of awards forfeited during the nine months ended April 30, 2016 was $20.82.

Time Based Shares

A summary of activity for time-based stock awards for the nine months ended April 30, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2015	82,688	$19.66
Granted (1)	173,037	21.81
Vested(2)	(32,170)	20.08
Forfeited(3)	(1,315)	20.82
Non-vested on April 30, 2016	222,240	21.26

(1)

Includes 14,870 shares granted to non-employee directors for service during the nine month period ended April 30, 2016. Includes 6,500 share awards granted to certain employees vesting over one or two years from the date of grant. Includes 57,167 share awards granted to certain employees and executives which are expected to vest on October 31, 2018. Also includes 80,000 shares granted to Mr. Fraser which vest over a service period of five years beginning on August 1, 2015. The shares are to vest one third (1/3) at the end of years three, four and five of the service period.

(2)

Includes 14,870 shares granted to non-employee directors for service for the nine months ended April 30, 2016. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 11,300 shares granted to certain employees and executives. The vested amount includes 6,000 shares granted to Mr. Fraser.

(3)	Forfeitures include Series 1 awards that were granted in fiscal years 2016 and 2015 to certain employees that were forfeited at the termination of their employment.

The total fair value of shares vested during the nine months ended April 30, 2016 and 2015 was approximately $646,000 and $575,000, respectively.

8. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	April 30, 2016
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life), excluding acquired NFC intangibles:
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,037)	$(85)	$1,082
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(85)	—	32
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,384)	(284)	9,432
Other chemicals-customer relationships (15 years)	15.0	10,291	(686)	—	9,605
Other chemicals-Other related contracts (5 years)	5.0	152	(30)	—	122
Total intangible assets subject to amortization	13.8	$26,864	$(6,222)	$(369)	$20,273
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net, excluding acquired NFC intangibles					$34,731

Approximately $328,000 of definite-lived intangible assets were acquired through the NFC acquisition in April 2016 and are not included in the table above, but are included in intangible assets on the condensed consolidated balance sheet at April 30, 2016. The Company is still finalizing the estimated useful lives for these assets and they have not been included in the table due to the timing of the preliminary value determination. See Note 2 for a discussion of the NFC acquisition and preliminary purchase price allocation.

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

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $484,000 and $372,000 for the three month periods ended April 30, 2016 and 2015, respectively, and $1.5 million and $1.2 million for the nine month periods ended April 30, 2016 and 2015, respectively.

9. Dividends

Dividends of approximately $0.35 million ($0.03 per share) were declared and paid in both of the third quarters of fiscal years 2016 and 2015. Dividends of approximately $1.1 million ($0.09 per share) and $1.1 million ($0.09 per share) were declared and paid in the first nine months of fiscal years 2016 and 2015, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on June 7, 2016 to be paid on June 30, 2016 to shareholders of record on June 17, 2016.

10. Segment Information

The Company has two reportable segments — electronic chemicals and other chemicals.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Sales
Electronic chemicals	$66,637	$66,388	$195,240	$199,306
Other chemicals	8,531	7,566	27,437	45,129
Total sales for reportable segments	$75,168	$73,954	$222,677	$244,435
Depreciation and amortization (1)
Electronic chemicals	$2,896	$2,983	$8,660	$9,311
Other chemicals	285	93	868	286
Other	401	108	1,078	354
Total consolidated depreciation and amortization	$3,582	$3,184	$10,606	$9,951
Segment income from operations (2)
Electronic chemicals	$8,183	$6,644	$23,927	$16,335
Other chemicals	2,853	2,276	9,421	6,456
Total segment income from operations	$11,036	$8,920	$33,348	$22,791

(1)	Depreciation and amortization excludes restructuring related depreciation.
(2)	Segment income from operations includes allocated corporate overhead expenses.

Corporate overhead expenses allocated to segment income from operations for the three and nine months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Electronic chemicals	$2,818	$1,802	$7,779	$7,192
Other chemicals	992	597	2,573	2,704
Total corporate overhead expense allocation	$3,810	$2,399	$10,352	$9,896

A reconciliation of total segment information to consolidated amounts is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Sales
Total sales for reportable segments	$75,168	$73,954	$222,677	$244,435
Other	—	10	—	70
Net sales	$75,168	$73,964	$222,677	$244,505
Segment income from operations
Total segment income from operations	$11,036	$8,920	$33,348	$22,791
Other corporate expense (1)	(3,630)	(3,062)	(11,334)	(5,715)
Restructuring and realignment charges	(377)	(1,097)	(1,528)	(6,329)
Operating income	7,029	4,761	20,486	10,747
Interest expense, net	(201)	(111)	(605)	(1,098)
Gain on purchase of NFC	2,069	—	2,069	—
Gain (loss) on sale of creosote distribution business	—	(234)	—	5,448
Other income (expense), net	(375)	(1,589)	(243)	(1,748)
Income before income taxes	$8,522	$2,827	$21,707	$13,349

(1)

Other corporate expense primarily represents employee stock-based compensation expenses and those expenses associated with the Company’s operation as a public company, such as board compensation, audit expense, fees related to the listing of our stock, and expenses incurred to pursue acquisition opportunities.

11. Long-Term Debt

The Company’s debt as of April 30, 2016 and July 31, 2015 consisted of the following:

	April 30,	July 31,
	2016	2015
	(Amounts in thousands)
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at April 30, 2016	$41,800	$53,000
Total debt	41,800	53,000

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

The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. At April 30, 2016, the Company had $41.8 million outstanding under the revolving facility, and an additional $2.8 million was reserved for outstanding letters of credit, with up to an additional $105.4 million of additional borrowing capacity. The amount available under the Second Restated Credit Facility at April 30, 2016 was limited, however, by a loan covenant restriction related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Taking that restriction into account, at April 30, 2016 the Company could draw approximately an additional $105.4 million on its revolving loan. The maturity date for the Second Restated Credit Facility is October 9, 2019.

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

Advances under the revolving loan bear interest at 1.438% as of April 30, 2016. The Company will also incur an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of April 30, 2016, the Company was in compliance with all covenants of the Second Restated Credit Facility.

12. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and nine month periods ended April 30, 2016 is 25.3% and 31.2%. For the three and nine month periods ended April 30, 2015, the overall effective income tax rate was 24.5% and 34.0%, respectively. The $2.1 million bargain purchase gain on the purchase of NFC is not taxable.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.1 million, including interest and penalties through April 30, 2016 (at an exchange rate of 1.145 $/€). The Company had a liability for an uncertain tax position for items in the amount of $99,000 and $57,000 as of April 30, 2016 and July 31, 2015, respectively. In the second case, the Company’s subsidiary is contesting the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and

Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through April 30, 2016, is €813,000 (or approximately $931,000 at an exchange rate of 1.145 $/€). The Provincial Tax Court issued a ruling in October 2014 agreeing with the Company’s position in the income tax assessment case. In April 2015, the taxing authority appealed that ruling. The hearing date has not been set. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. In December 2002, the Company received a letter from the EPA addressed to Idacon (f/k/a Sonford Chemical Company) notifying Idacon of potential liability under CERCLA in connection with this site. The letter requested reimbursement from Idacon for costs incurred by the EPA in responding to releases at the site, equal to $500,000 as of July 31, 2002. Idacon sold substantially all of its assets to one of our subsidiaries in 1988. The Company responded to a request for information from the EPA on the corporate history and relationship between the Company and its subsidiaries and Sonford Chemical Company in April 2003. On December 22, 2005, the EPA and certain potentially responsible parties entered an administrative order on consent which required the implementation of a remedial investigation and feasibility study. We understand that these studies were completed by mid-2012. EPA prepared a Record of Decision, selecting a remedy of excavation and disposal of soil and/or sediment, containment with soil, clay and/or armor caps and monitored natural recovery. The EPA has estimated that the remediation will cost approximately $22.0 million. In October 2014, the Company’s subsidiary, KMG-Bernuth, received a letter from EPA notifying it of potential liability under CERCLA, and inviting it to enter into negotiations to pay for or perform the selected remedy. The Company is engaged in discussions with EPA and approximately seven other parties to assess their respective potential liability. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party. The Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter, which is included in other, non-operating expense on the condensed consolidated statements of income.

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

14. Restructuring and Realignment Events

As part of the Company’s global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group was closed in fiscal year 2014, and production has been shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company closed one of its facilities in Milan, Italy in December 2015, and shifted some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed.

At April 30, 2016, the accrued liability associated with restructuring and other related charges consisted of the following (in thousands):

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2015	$716	$169	$17	$902
Payments	(4)	(135)	(17)	(156)
Adjustment	28	6	—	34
Accrued liability at April 30, 2016	$740	$40	$—	$780

Total accelerated depreciation related to the closure of the Milan facility for the three and nine months ended April 30, 2016 was $190,000 and $295,000, respectively. Total accelerated depreciation related to the closure of the Freemont and Milan facilities was approximately $30,000 and $888,000 for the three and nine months ended April 30, 2015, respectively.

In October 2014, the Company announced a realignment of its hydrofluoric acid business and subsequently exited the facility operated for the Company by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The asset retirement obligation was initially established in the amount of $3.7 million for decontamination, decommissioning and dismantling at Bay Point. Operations ceased in the third quarter of fiscal year 2015. The changes to the asset retirement obligation associated with this realignment during the nine months ended April 30, 2016 are as follows (in thousands):

Asset retirement obligation at August 1, 2015	$811
Charges	130
Payments	(584)
Asset retirement obligation at April 30, 2016	$357

The Company incurred no charges for accelerated depreciation for the assets previously associated with the operations at Bay Point during the three and nine month periods ended April 30, 2016. For the three and nine month periods ended April 30, 2015, the Company recorded $0.7 million and $4.8 million of accelerated depreciation associated with these Bay Point related assets, respectively. All assets related to Bay Point have been fully depreciated as of July 31, 2015. Additionally, the Company incurred certain employee costs related to the Bay Point operations of $130,000 during the nine months ended April 30, 2016. There were no such employee costs during the three months ended April 30, 2016. There were $0.2 million and $0.4 million in employee costs related to the Bay Point operations incurred during the three and nine months ended April 30, 2015, respectively.

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

Acquisition of Nagase Finechem Singapore (Pte) Ltd.

On April 4, 2016, we completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore-based manufacturer of electronic chemicals, for a cash purchase price of $2.8 million, including $1.1 million of estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the liquid crystal display, electronics and semiconductor markets and provides recycling and refining services for certain customers. We recorded a $2.1 million bargain purchase gain in the three and nine month periods ended April 30, 2016 related to this acquisition. See Note 2 to the condensed consolidated financial statements included in this report.

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

Sale of Creosote Distribution Business

On January 16, 2015, we sold our creosote distribution business, part of our previous wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. Creosote is a wood preservative used to treat utility poles and railroad crossties. The transaction closed concurrently with the signing of the asset purchase agreement. We recorded a $234,000 loss and a $5.4 million gain in the three and nine month periods ended April 30, 2015 related to this sale.

Restructuring and Realignment

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. and production has been shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We have also closed one of our facilities in Milan, Italy, and shifted some production to our facilities in France and the United Kingdom. We are decommissioning certain manufacturing equipment in Milan. That effort will be completed in fiscal year 2016. Decommissioning charges incurred during the three and nine months ended April 30, 2016 were $0.2 million and $1.1 million, respectively. Total accelerated depreciation related to the closure of the Milan facility for the three and nine months ended April 30, 2016 was $0.2 million and $0.3 million, respectively. There were no decommissioning charges incurred during the three and nine months ended April 30, 2015. However, during the three and nine months ended April 30, 2015, we incurred $30,000 and $0.9 million in restructuring costs, respectively, primarily due to accelerated depreciation.

In October, 2014, we announced a realignment of our hydrofluoric acid business and subsequently exited the facility operated for us by Chemtrade Logistics in Bay Point, California. Operations ceased in the third quarter of fiscal year 2015. We incurred certain employee costs of $0.1 million in the first quarter of fiscal year 2016, and a total of $0.7 million and $4.8 million in accelerated depreciation during the three and nine months ended April 30, 2015, respectively.

See Note 14 to the financial statements included in this report.

Results of Operations

Three and Nine Month Periods Ended April 30, 2016 compared with the Three and Nine Month Periods Ended April 30, 2015

Segment Net Sales

Segment data is presented for our two reportable segments for the three and nine month periods ended April 30, 2016. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Sales
Electronic chemicals	$66,637	$66,388	$195,240	$199,306
Other chemicals	8,531	7,566	27,437	45,129
Total sales for reportable segments	$75,168	$73,954	$222,677	$244,435

Net Sales

Net sales for reportable segments increased $1.2 million, or 1.6%, to $75.2 million in the third quarter of fiscal year 2016 from $74.0 million for the same period of the prior year. For the nine months ended April 30, 2016, net sales for reportable segments decreased $21.7 million, or 8.9%, to $222.7 million from $244.4 million for the same period of the prior year. For the quarterly period, $0.9 million of the increase in net sales was due to sales in the industrial valve lubricants and sealants business acquired in May 2015, partially offset by decreased volume of our penta products. For the nine month period, the decline in net sales was due to the divestiture of the creosote business in January 2015.

In the third quarter of fiscal year 2016, the electronic chemicals segment had net sales of $66.6 million, an increase of $0.2 million, or 0.3%, as compared to $66.4 million for the same period of the prior year. For the nine month period ended April 30, 2016, net sales in the electronic chemicals segment decreased $4.1 million, or 2.1%, to $195.2 million from $199.3 million for the same period of the prior year. For the quarterly period comparison, net sales increased because of higher volume in North America, offset by $0.4 million of foreign currency translation impact. For the nine month period, net sales declined compared to the prior year because of the impact from the stronger U.S. dollar, which reduced sales by $5.5 million, and decreased service sales in Asia upon the cessation of certain chemical service relationships, largely offset by volume growth in North America.

Net sales of other chemicals increased $0.9 million, or 11.8%, to $8.5 million in the third quarter of fiscal year 2016 as compared to $7.6 million for the same period of the prior year. For the nine month period ended April 30, 2016, net sales of other chemicals decreased $17.7 million, or 39.2%, to $27.4 million from $45.1 million for the same period of the prior year. For the quarterly period, the increase in net sales was from sales in the industrial valve lubricants and sealants business acquired in May 2015, though partially offset by decreased volume of our penta products. For the nine month period, the decline in net sales was from lesser volume on the divestiture of the creosote business in January 2015, though partially offset by sales in the industrial valve lubricants and sealants business.

Gross Profit

Gross profit increased by $2.4 million, or 9.0%, to $29.2 million in the third quarter of fiscal year 2016 from $26.8 million in the same quarter of the prior year. For the nine month period ended April 30, 2016, gross profit increased $3.7 million, or 4.5%, to $86.7 million from $83.0 million in the same period of the prior year. The increase in aggregate gross profit in the third quarter and nine month period ended April 30, 2016 was primarily due to cost improvements and sales in our industrial valve lubricants and sealants business acquired in May 2015. Gross profit as a percentage of sales improved to 38.8% in the third quarter of fiscal year 2016 from 36.3% in the third quarter of fiscal year 2015. For the nine month period ended April 30, 2016, gross profit as a percentage of sales improved to 38.9% from 33.9% for the nine month period ended April 30, 2015. The improvement in gross profit as a percentage of sales during the third quarter and the nine month period ended April 30, 2016 was due primarily to greater sales in electronic chemicals in North America, which has regionally higher profit margins, operating efficiencies realized from the consolidation of our electronic chemicals operations as a result of restructuring and realignment of our operations, improved penta margins and margin on sales in our industrial valve lubricants and sealants business acquired in May 2015. The nine month period comparison also benefited from the sale of our creosote distribution business in January 2015, which included the sale of products with lower profit margins.

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

Distribution Expenses

Distribution expenses were down in the third quarter of fiscal year 2016 by $2.5 million, or 21.4%, to $9.2 million as compared to $11.7 million in the third quarter of fiscal year 2015. Distribution expenses were approximately 12.2% and 15.8% of net sales for the third quarter of fiscal years 2016 and 2015, respectively. Distribution expenses for the nine month periods ended April 30, 2016 and 2015 were $28.1 million and $37.7 million, respectively, a decrease of $9.6 million, or 25.5%, from the same period in the prior year. Distribution expenses as a percentage of sales for the nine month periods ended April 30, 2016 and 2015 were 12.6% and 15.4%, respectively. Distribution expense decreased in the third quarter of fiscal year 2016 and the nine month period ended April 30, 2016 primarily because of lower freight costs in electronic chemicals of $1.5 million and $3.5 million in the third quarter and fiscal year to date, respectively. The nine month period comparison also benefited from a $2.6 million reduction in distribution expenses from the sale of our creosote distribution business in January 2015 and from $3.6 million from cost control measures in our Singapore operations.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $3.3 million, or 35.5%, to $12.6 million in the third quarter of fiscal year 2016 from $9.3 million in the same quarter of fiscal year 2015. Those expenses were 16.7% and 12.5% of net sales in the third quarter of fiscal years 2016 and 2015, respectively. The increase in the third quarter of fiscal year 2016 over the same period of the prior year is primarily the result of $0.4 million in relocation expenses for the move of our corporate office from Houston, Texas to Fort Worth, Texas, $0.5 million in stock-based compensation expense, $0.3 million in professional services related to Sarbanes-Oxley compliance and the audit and $0.5 million of additional depreciation and amortization. For the nine month period ended April 30, 2016, those expenses increased $8.3 million, or 29.4%, to $36.5 million from $28.2 million in the same period of the prior year. Those expenses were 16.4% and 11.5% of net sales in the nine month periods ended April 30, 2016 and 2015, respectively. The increased in the comparable nine month period is primarily the result of increases over the prior year period of $1.2 million in professional service expenses related to Sarbanes-Oxley compliance and the audit, $1.7 million in stock-based compensation expense, $1.3 million in additional depreciation and amortization and $1.1 million in relocation expenses related to the move of our corporate office.

Segment Income from Operations

In the third quarter of fiscal year 2016, operating income in the electronic chemicals segment (excluding restructuring charges) was $8.2 million, an increase of $1.6 million, or 24.2%, as compared to $6.6 million for the same period of the prior year. For the nine month period ended April 30, 2016, operating income in the electronic chemicals segment increased $7.6 million, or 46.6%, to $23.9 million from $16.3 million in the same period of the prior year The improvement in the quarterly and nine month comparisons was primarily due to increased sales in North America, which has regionally higher margins, operating efficiencies realized from our manufacturing consolidation and lower distribution costs.

In our other chemicals segment, operating income increased approximately $0.6 million, or 26.1%, to $2.9 million in the third quarter of fiscal year 2016 as compared to $2.3 million for the same period of the prior year. For the nine month period ended April 30, 2016, operating income in the other chemicals segment increased $2.9 million, or 44.6%, to $9.4 million from $6.5 million in the same period of the prior year. Operating income in other chemicals increased in the third quarter of fiscal year 2016 and nine month period ended April 30, 2016 primarily because of sales in our industrial valve lubricants and sealants business acquired in May 2015 and lower raw material costs for the segment.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expenses primarily represent employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense and fees related to the listing of our common stock. See Note 10 to the financial statements included in this report for information on corporate overhead expenses allocated to segment income from operations. For the three months ended April 30, 2016 and 2015, other corporate expenses were $3.6 million and $3.1 million, respectively. The increase in other corporate expense was due to increases in expenses over the prior year period of $0.3 million for professional services expenses, $0.5 million for stock-based compensation expenses and $0.4 million in relocation expenses related to the move of our corporate office. These increases were partially offset by discrete items in the prior year period.

Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share

In the third quarter of fiscal year 2016 adjusted EBITDA, which excludes costs associated with the restructuring of our manufacturing operations in Europe and expenses incurred related to the relocation of our corporate headquarters from Houston, Texas to Fort Worth, Texas and acquisition costs, was $11.2 million, an increase of $2.1 million, or 23.1%, as compared to $9.1 million in the third quarter of fiscal year 2015. For the nine month period ended April 30, 2016, adjusted EBITDA was $33.7 million, an increase of $6.7 million, or 24.8%, as compared to $27.0 million for the same period of the prior year. In the third quarter of fiscal year 2016 adjusted diluted earnings per share was $0.41, compared to $0.35 in the third quarter of fiscal year 2015. For the nine month period ended April 30, 2016, adjusted diluted earnings per share was $1.24, compared to $0.89 for the nine month period ended April 30, 2015. The increase in adjusted EBITDA and adjusted diluted earnings per share in the third quarter of fiscal year 2016 and the nine months ended April 30, 2016 came from a favorable regional sales mix in electronic chemicals, lower distribution costs, increased gross profit margins in electronic chemicals due primarily to operating efficiencies, lower raw material costs and sales in our industrial lubricants and sealants business acquired in May 2015.

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

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other relevant items. Adjusted EBITDA is a primary measurement of cash flows from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent U.S. GAAP definitions of cash flow from operations or net income. Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other relevant items, while adjusted diluted earnings per share is adjusted net income divided by diluted shares outstanding.

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share should be viewed as supplements to, and not substitutes for, U.S. GAAP measures of performance.

The table below provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Net income	$6,362	$2,135	$14,932	$8,810
Income taxes	2,160	692	6,775	4,539
Interest expense	201	111	605	1,098
Depreciation and amortization(1)	3,772	3,894	10,901	15,591
Gain on purchase of NFC	(2,069)	—	(2,069)	—
Loss (gain) on sale of creosote business	—	234	—	(5,448)
Environmental site cleanup reserve	—	1,250	—	1,250
EBITDA	10,426	8,316	31,144	25,840
Acquisition and integration expenses	233	441	233	441
Restructuring and realignment charges, excluding accelerated depreciation	187	388	1,233	689
Corporate relocation expense	393	—	1,122	—
Adjusted EBITDA	$11,239	$9,145	$33,732	$26,970

(1)Includes depreciation related to restructuring and realignment included in non-cash restructuring and realigning charges on the condensed consolidated statements of cash flows.

The table below provides a reconciliation of net income to adjusted net income and adjusted diluted earnings per share.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(Amounts in thousands)
Net income	$6,362	$2,135	$14,932	$8,810
Items impacting pre-tax income:
Restructuring and realignment charges	377	1,097	1,528	6,329
Acquisition and integration expenses	233	441	233	441
Corporate relocation expense	393	—	1,122	—
Gain on purchase of NFC	(2,069)	—	(2,069)	—
Loss (gain) on sale of creosote business	—	234	—	(5,448)
Environmental site cleanup reserve	—	1,250	—	1,250
Income taxes(1)	(352)	(1,058)	(1,010)	(900)
Adjusted net income	$4,944	$4,099	$14,736	$10,482
Adjusted diluted earnings per share	$0.41	$0.35	$1.24	$0.89
Weighted average diluted shares outstanding	11,990	11,819	11,923	11,758

(1)Represents the aggregate tax-effect assuming a 35% tax rate of the items impacting pre-tax income except for the gain on the purchase of NFC, which is not a recognized gain for tax purposes.

Interest Expense, net

Interest expense was $0.2 million and $0.1 million in the third quarter of fiscal years 2016 and 2015, respectively, and was $0.6 million and $1.1 million in the first nine months ended April 30, 2016 and 2015, respectively. Interest expense increased in the third quarter over the prior year because the amount of outstanding indebtedness was higher in the third quarter of fiscal year 2016 compared to the prior year period and because of higher interest rates following the Federal Reserve’s recent rate increase. For the nine month period comparison, interest expense declined because of lower interest rates from the refinancing of our credit facility on October 9, 2014. Also, we incurred an early payment penalty of $0.3 million in connection with our refinancing in October 2014.

Income Taxes

The overall effective income tax rate for the three and nine month periods ended April 30, 2016 was 25.3% and 31.2%. For the three and nine month periods ended April 30, 2015, the overall effective tax rate was 24.5% and 34.0%, respectively. With the consolidation of our European manufacturing facilities, we expect that our subsidiary in Italy will not generate a sufficient profit in the near future to recover the restructuring charges. The $2.1 million gain on the purchase of NFC is not taxable.

Liquidity and Capital Resources

Cash Flows

For the nine months ended April 30, 2016, operating cash flows were favorably impacted by higher net income as compared to the prior year period. Trade accounts receivable and inventories decreased by $7.8 million in fiscal year 2016 as compared to a decrease of $1.1 million in fiscal year 2015. Accounts payable and accrued liabilities decreased by $4.0 million in fiscal year 2016 as compared to a $7.1 million decrease in fiscal year 2015. During fiscal year 2015, Company payments were higher due to amounts related to the sale of the creosote distribution business. Also, the Company received $1.5 million for a tenant improvement allowance related to its new Fort Worth office during the third quarter of fiscal year 2016.

During the nine months ended April 30, 2016, we made repayments of $14.0 million on our revolving credit facility, and borrowed $2.8 million for the purchase of NFC.

Working Capital

On October 9, 2014, we entered into a new amended and restated credit agreement (the “Second Restated Credit Facility”) under which we have a revolving line of credit of $150.0 million. At April 30, 2016, we had $41.8 million outstanding under the revolving facility, and an additional $2.8 million was reserved for outstanding letters of credit, with up to an additional $105.4 million of additional borrowing capacity. The amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro‑forma earnings before interest, taxes and depreciation (“EBITDA”), and at April 30, 2016, that covenant limited our additional borrowing capacity to $105.4 million.

The initial advance under the Second Restated Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and to refinance the $38.0 million then outstanding on our prior revolving loan facility. Management believes that the Second Restated Credit Facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

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

Advances under the revolving loan bear interest at 1.438% and 1.189% as of April 30, 2016 and July 31, 2015, respectively. At April 30, 2016, $41.8 million was outstanding on the revolving loan under the Second Restated Credit Facility, and an additional $2.8 million was reserved for outstanding letters of credit.

Loans under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On April 30, 2016, we were in compliance with all of our debt covenants.

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

As reported in our Annual Report on Form 10-K for the year ended July 31, 2015, management identified material weaknesses in internal controls over financial reporting. The identified material weaknesses resulted from our personnel not having sufficient knowledge, experience and skills to handle both the demands of financial reporting in the fourth quarter of fiscal year 2015 and the added burden of the implementation and stabilization of our new ERP system in that quarter, and also resulted from failures in the control environment and monitoring activities over our operations in France. During the nine months ended April 30, 2016, the Company took the following remedial actions to address the material weaknesses in internal controls over financial reporting:

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
•

A complete review of the appropriateness of all personnel performing all transactions in the Company’s ERP system was performed in each of the first, second and third quarters of fiscal year 2016, and all information system access was determined to have been appropriate. New protocols for ERP access were implemented.

•	Sarbanes-Oxley training sessions were completed for all relevant personnel.
•	Management added Sarbanes-Oxley compliance requirements as part its annual performance review guidelines.
•	Management and internal audit established a Sarbanes-Oxley steering committee to oversee the remediation process.
•	Management obtained positive confirmation from control owners that controls were performed, and continues to monitor the performance of controls on an on-going basis.
•	Management streamlined and simplified its consolidation process enabling greater transparency and reviews.

Regarding the Company’s operations in France, additional actions included the following:

•	The Company hired a new Sarbanes-Oxley Coordinator in June 2015 who was fully involved in the financial close process by the end of the first fiscal quarter.
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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	June 9, 2016
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Malinda G. Passmore	Date:	June 9, 2016
Malinda G. Passmore
Chief Financial Officer