Form 10-K
period 2016-07-31
KMG CHEMICALS INC
filed 2016-10-14
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of $23.06 on The New York Stock Exchange as of the last business day of our most recently completed second fiscal quarter (January 29, 2016) was $206.6 million.

As of October 11, 2016, there were 11,762,590 shares of the registrant’s common stock, par value $0.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to our annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

Company Overview

We were incorporated in 1992 as a Texas corporation. We manufacture, formulate and globally distribute specialty chemicals through our three wholly owned subsidiaries, KMG Electronic Chemicals, Inc. (“KMG EC”), KMG Val-Tex, LLC (“Val-Tex”) and KMG-Bernuth, Inc. (“KMG Bernuth”). We grow primarily by purchasing product lines and businesses that operate in segments of the specialty chemical industry that:

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

We operate businesses selling electronic chemicals, industrial wood treating chemicals and industrial valve lubricants and sealants. Our electronic chemicals segment provides high purity and ultra purity, wet process chemicals to the semiconductor industry, primarily to clean and etch silicon wafers in the production of semiconductors. We are the leading supplier of these wet process chemicals to the semiconductor industry in the United States and have a significant presence in Europe and Singapore. Our industrial valve lubricants and sealants enable optimal valve operation and provide important safety and environmental benefits, including preventing fugitive emissions and minimizing costly downtime at oil and gas storage facilities and pipelines. Our wood treating chemicals, based on pentachlorophenol, or penta, are sold to industrial customers who use these preservatives to extend the useful life of wood utility poles and crossarms. We are the only producer of penta in North America.

For the twelve months ended July 31, 2016, we generated revenues of $298.0 million and net income of $18.7 million. On July 31, 2016, we had total long-term debt of $35.8 million, cash and cash equivalents of $12.4 million and total stockholders’ equity of $143.2 million.

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

•

Acquire . The cash flows generated by the businesses that we operate provide us with the ability to pursue further acquisitions in order to build on our existing segments, and to establish a new business platform for future growth. We employ a methodical approach to identify and evaluate potential acquisitions, only pursuing those that meet our financial and strategic criteria. Our discipline throughout the acquisition process maximizes the chances of long-term success.

•

Integrate . We have consistently improved our ability to integrate progressively larger and more complex acquisitions. Our focus is to maintain reliable service to our customers during the integration period, identify and harvest the long-term synergies, and efficiently absorb acquired businesses. An effective integration strategy is an essential precondition for our operational success.

Business Segments

Electronic Chemicals. Our electronic chemicals business sells high purity and ultra purity wet process chemicals primarily to the semiconductor industry. Our electronic chemicals business accounted for 87.8% of our net sales in fiscal year 2016, 82.9% in fiscal year 2015, and 71.8% in fiscal year 2014.

Our electronic chemicals are used to clean and etch silicon wafers in the production of semiconductors. The electronic chemicals business was acquired initially in December 2007 from Air Products and Chemicals, Inc. (“Air Products”), and expanded with our purchases in March 2010 and in May 2013 of similar businesses from General Chemical Performance Products LLP (“General Chemical”) and OM Group, Inc. (“OM Group”), respectively. On April 4, 2016, we completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore-based manufacturer of electronic chemicals. Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol, other specialty organic solvents and various blends of chemicals. We operate our electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”) and KMG Electronic Chemicals Luxembourg Holdings S.a.r.l. (“KMG Lux”) (and its subsidiaries) in Europe and Asia and have facilities in the United States, the United Kingdom, France, Italy and Singapore. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. We purchase raw material chemicals from various suppliers and blend, package and purify them for distribution to our customers. We are responsible for product purity levels and analytical testing. Our products are sold in bulk and in containers, including bottles, drums and totes. This purification and distribution process is largely accomplished at our facilities in the United States, Europe and Singapore.

Other Chemicals. Our other chemicals segment includes our industrial lubricants business and our wood treating chemicals business. Our other chemicals segment constituted about 12.2% of our net sales in fiscal year 2016, 17.1% in fiscal year 2015, and 28.2% in fiscal year 2014.

In our industrial lubricants business, we manufacture and distribute industrial sealants, lubricants and related equipment, primarily to the oil and gas storage, pipeline and gas distribution markets, through one facility in the United States. Our industrial valve lubricants and sealants enable optimal valve operation, provide important safety and environmental benefits, including preventing fugitive emissions and minimizing costly downtime at oil and gas storage facilities and pipelines. The industrial lubricants business was acquired in May 2015 through the acquisition of Valves Incorporated of Texas, a privately held Texas corporation.

In our wood treating chemicals business, we supply penta to industrial customers who use this preservative to pressure treat wood products, primarily utility poles and crossarms, to extend their useful life by protecting against insect damage and decay. Our penta products include solid blocks and concentrated solutions. We manufacture solid penta blocks at our facility in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly owned subsidiary of KMG Bernuth. We sell penta products in the United States, Canada and Mexico. We also sell hydrochloric acid, which is a byproduct of penta production for use in the steel and oil well service industries. In January 2015, we sold our creosote distribution business, which had been a part of our wood treating chemicals business.

Suppliers

In our electronic chemicals segment, we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity and ultra purity products to our customers.

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

Customers

We sell our products to approximately 2,500 customers, most of which are customers of our industrial lubricants business. One of our electronic chemicals customers, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2016 and 2015. In fiscal year 2014, Intel and one of our wood treating chemicals customers, Stella Jones Corporation, accounted for 10% or more of our revenues. No other customer accounted for 10% or more of our revenue in fiscal years 2016, 2015 or 2014. The loss of the Intel business would have a material adverse effect on sales of our electronic chemicals.

Marketing

We sell to our electronic chemicals customers through a combination of an internal sales force and distributors organized by geographic region. Our other chemicals are sold in the United States, Canada and Mexico through an internal sales force, distributors and independent agents, and sold internationally through distributors and agents.

Geographical Information

Sales made to customers in the United States were 54.5% of total revenues in fiscal year 2016, 57.2% in 2015 and 60.2% in 2014. Sales made outside of the United States were primarily electronic chemicals sold in Europe, Israel and Singapore. As of the end of fiscal year 2016, our property, plant and equipment were allocated, based on net book value, 59.1% in the United States and 40.9% elsewhere.

Competition

There are only a few firms competing with us in the sale of our electronic and wood treating chemical products. In our industrial lubricants business, we compete with many other firms. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

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

In our industrial lubricants business, competitors include about twenty-five other businesses that serve the oil and gas storage, pipeline and gas distribution markets, none of which have a dominant market position. Our principal competitors include Sealweld Corporation, Flowserve Corporation and JetLube, Inc.

The principal wood preserving chemicals for industrial applications are penta, creosote and chromated copper arsenate, or CCA. We supply customers in the United States with penta, but not creosote or CCA. We are the only manufacturer of penta-based preservatives in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay, extending their useful life by many years. We estimate that approximately two million treated utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta. The remaining poles are treated primarily with creosote or CCA.

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

Employees

As of the end of fiscal year 2016, we had a total of 626 full-time employees. We employed 473 employees in our electronic chemicals segment, 73 employees in our other chemicals segment, and 80 employees in administration and corporate.

Environmental and Safety Matters

Our operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the protection of the environment and human health and to safety, including those pertaining to chemical manufacture and distribution, waste generation, storage and disposal, discharges to waterways, and air emissions and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to civil, criminal and administrative penalties, injunctions or both. We devote significant financial resources to ensure compliance with safety and environmental laws. See “Item 1A. Risk Factors.”

We anticipate that the regulation of our business operations under federal, state and local environmental laws in the United States and abroad will increase and become more stringent over time. We cannot estimate the impact of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.

Available Information

We make available free of charge on our Internet web site www.kmgchemicals.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). Information about our members of the Board of Directors, standing committee charters, and our Code of Business Conduct are also available, free of charge, through our website.

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

We derive a significant portion of our revenues and operating income in our electronic chemicals and other chemicals segments from sales of products to a small number of customers. As a result, the loss of Intel, Stella-Jones or another significant customer, or a material reduction of demand from any of those customers, could adversely affect our revenues and operating income.

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

The Conference of the Parties (“COP”), comprising representatives from countries that have ratified the treaty known as the Stockholm Convention, met in May 2015 and considered the classification of penta as a persistent organic pollutant (“POP”). The COP accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of six to eleven years. We supply penta to industrial customers who use it primarily to treat utility poles and crossarms. The United States is not bound by the determination of the COP because it did not adopt the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. No assurance can be given that the ultimate action of the COP will not have a material adverse effect on our financial condition and results of operation.

If the demand for the wood products on which our chemicals are used decreases, our business, results of operations, cash flow and financial condition may be adversely affected.

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

We are in the process of expanding our new enterprise resource planning (“ERP”) system to certain of our subsidiaries. This is a complex process, and the new system will result in changes to our internal controls over financial reporting, including disclosure controls and procedures. The possibility exists that the migration to a new ERP system could adversely affect the effectiveness of our internal controls over financial reporting. Furthermore, no assurance can be given that the effort will not take longer or be more costly than currently believed.

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

Our ability to make principal and interest payments on our debt is contingent on our future operating performance, which will depend on a number of factors, many of which are outside of our control. The degree to which we are leveraged could have other important negative consequences.

If we are unable to make debt payments or comply with the other provisions of our debt instruments, our lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

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

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive and stringent federal, state, local and foreign environmental laws and regulations, including those concerning, among other things:

•	the marketing, sale, use and registration of our chemical products, such as penta;
•	the treatment, storage and disposal of wastes;
•	the investigation and remediation of contaminated soil and groundwater;
•	the discharge of effluents into waterways;
•	the emission of substances into the air; and

•	other matters relating to environmental protection and various health and safety matters.

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

Our penta product registrations are under continuous review by the EPA under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required our customers to incur substantial additional costs and to revise certain operating procedures. In June 2015, the EPA issued a registration review work plan that required penta registrants to provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued registration. We are now conducting required testing but we cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for our penta products have been satisfied, and that all additional testing requirements have been satisfied, and we cannot assure you that our products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

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

Future climate change regulation could result in increased operating costs and reduced demand for our products.

Although the United States has not ratified the Kyoto Protocol, a number of federal laws related to “greenhouse gas,” or “GHG,” emissions have been considered by Congress. Because of the lack of any comprehensive legislation program addressing GHGs, the EPA is using its existing regulatory authority to promulgate regulations requiring reduction in GHG emissions from various categories of sources. The EPA attempted to require the permitting of GHG emissions, starting with the largest sources first. Although the Supreme Court struck down the permitting requirements, it upheld the EPA’s authority to control GHG emissions when a permit is required due to emissions of other pollutants. Additionally, various state, local and regional regulations and initiatives have been enacted or are being considered.

Member States of the European Union each have an overall cap on emissions which are approved by the European Commission and implement the EU Emissions Trading Directive as a commitment to the Kyoto Protocol. Under this Directive, organizations apply to the Member State for an allowance of GHG emissions. These allowances are tradable so as to enable companies that manage to reduce their GHG emissions to sell their excess allowances to companies that are not reaching their emissions objectives. Failure to purchase sufficient allowances will require the purchase of allowances at a current market price.

Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could cause an increase to our raw material costs, could require us to incur increased operating costs and could have an adverse effect on demand for our products.

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

Volatility in oil and natural gas prices may impact our customers’ activity levels and spending for our products and services. Expectations about future prices and price volatility are important for determining future spending levels for customers of our industrial lubricants.

Historically, world-wide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. In particular, the prices of oil and natural gas were highly volatile in 2014, 2015 and 2016 and declined dramatically. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from US shale production, international political conditions, including recent uprisings and political unrest in the

Middle East and Africa, the European sovereign debt crisis, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to slowing economic growth in China and continued weak economic growth in Europe, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions.

Lower oil and natural gas prices generally lead to decreased spending by customers of our industrial lubricants. While higher oil and natural gas prices generally lead to increased spending by our customers in that business, sustained high energy prices can be an impediment to economic growth and to other segments of our business as described below, and can therefore negatively impact spending by some of our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas for our customers in the industrial lubricants and sealants business and could have a material adverse effect on our results of operations.

The profitability of our electronic chemicals and some of our other chemicals could also be adversely affected by high petroleum prices.

The profitability of our business depends, to a degree, upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make some of our products, including penta solutions. High petroleum prices also affect the businesses of our customers. Our penta customers dissolve our product in petroleum based materials to make a treating solution for utility poles. Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse effect on our results of operations. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices.

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

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretive guidance on climate change disclosure, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our operations because of climate related damages to our facilities and our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects, or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our operations by disrupting the transportation of our products or by disrupting the operations of suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.

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

We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases.

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

Our success is dependent on the management and leadership skills of our senior management team, including Christopher T. Fraser, our President and Chief Executive Officer, Marcelino Rodriguez, our Chief Financial Officer, Ernest C. Kremling, our Vice President of Operations, Andrew Lau, our Vice President of Electronic Chemicals, Michael A. Hoffman, our Vice President and General Manager of Wood Treating Chemicals, Jason Councill, our Vice President and General Manager of Industrial Valve Lubricants and Sealants, Christopher W. Gonser, our Vice President of Human Resources, and Roger C. Jackson, our General Counsel. While we have succession plans for key positions, the loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

If we are unable to successfully negotiate with the labor unions representing our employees, we may experience a material work stoppage.

Some of our full-time employees are represented by labor unions, workers councils or comparable organizations, particularly in Mexico and Europe. As our current agreements expire, we cannot assure you that new agreements will be reached at the end of each period without union action, or that a new agreement will be reached on terms satisfactory to us. An extended work stoppage, slowdown or other action by our employees could significantly disrupt our business. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our results of operations.

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

Additionally, because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies may affect our revenues, operating income and the value of balance sheet items denominated in foreign currencies. We do not use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations. We cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.

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

We have facilities in the United States, Mexico, Europe and Singapore, and generate a significant portion of our sales in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in foreign currency exchange rates. At this time, the Euro and the Great Britain Pound are the functional currencies of our operations in Europe. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico, Europe and Asia, and to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and European Union countries, a fluctuation in currency exchange rates and increased regulatory complexities. These changes may adversely affect our operations and financial results. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition to date, we cannot assure you as to the future effect of any such changes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2016, we own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Fort Worth, Texas	Corporate Office	27,778 square feet	Leased	December 2028

Houston, Texas	Former Corporate Office	17,527 square feet	Leased	January 2017

Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A

Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A

Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A

Houston, Texas	Formulation and Distribution: Lubricants	1.2 acres	Leased	June 2017

Rousset, France	Warehouse and adjacent land: Electronic Chemicals	1.2 acres	Leased	December 2023 and December 2024

St. Cheron, France	Manufacture and Warehouse: Electronic Chemicals	4.0 acres	Owned	N/A

St. Fromond, France	Manufacture and Warehouse: Electronic Chemicals	71.6 acres	Owned	N/A

Milan, Italy	Warehouse: Electronic Chemicals	4.9 acres	Owned	N/A

Milan, Italy	Manufacture: Electronic Chemicals	2.5 acres	Owned	N/A

Johor Bahru, Malaysia	Sales office: Electronic Chemicals	1,360 square feet	Leased	March 2018

Johor Bahru, Malaysia	Warehouse: Electronic Chemicals	750 square feet	Leased	May 2017

Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A

Singapore	Warehouses (2): Electronic Chemicals	3.0 acres	Leased	May 2017 and September 2019

Singapore	Manufacturing and Warehouse: Electronic Chemicals	4.9 acres	Leased	October 2031

Riddings, UK	Manufacture and Warehouse: Electronic Chemicals	4.2 acres	Leased	August 2025

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share, is traded on The New York Stock Exchange (trading symbol KMG). As of October 11, 2016, there were 11,762,590 shares of common stock issued and outstanding held by approximately 385 shareholders of record. The following table represents the high and low sale prices for our common stock as reported by the New York Stock Exchange for fiscal year 2016 and fiscal year 2015. The table also shows quarterly dividends we declared and paid during fiscal years 2016 and 2015.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2016
First Quarter	$23.35	$18.45	$0.03	$351,000
Second Quarter	26.00	18.87	0.03	352,000
Third Quarter	24.64	19.57	0.03	352,000
Fourth Quarter	28.77	20.85	0.03	352,000
Fiscal 2015
First Quarter	$18.00	$14.04	$0.03	$350,000
Second Quarter	21.14	17.20	0.03	350,000
Third Quarter	30.97	21.79	0.03	350,000
Fourth Quarter	31.90	21.68	0.03	351,000

We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared a dividend in the first quarter of fiscal year 2017 of $0.03 per share. The current quarterly dividend rate represents an annualized dividend of $0.12 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We repurchased no shares in fiscal years 2016 or 2015.

Our 2016 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on January 12, 2016. Our 2009 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on December 8, 2009.

The following information respecting our outstanding options, warrants and rights is provided as of July 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category Equity compensation plans approved by security holders	—	$—	174,014
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	174,014

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2016. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2016, 2015 and 2014, and the balance sheet data as of July 31, 2016 and 2015, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the fiscal years ended July 31, 2013 and 2012, and the balance sheet data as of July 31, 2014, 2013 and 2012 have been derived from our previously issued audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2016	2015	2014	2013	2012
Statement of Income Data(1)
Net sales	$297,978	$320,498	$353,406	$263,311	$272,700
Operating income	27,571	16,589	3,951	17,180	25,437
Income/(loss) from continuing operations	18,675	12,138	(988)	9,486	14,315
Net income/(loss)	18,675	12,138	(988)	9,348	13,825
Income/(loss) per share from continuing operations- basic	$1.59	$1.04	$(0.09)	$0.82	$1.26
Loss per share from discontinued operations-basic	—	—	—	(0.01)	(0.04)
Income/(loss) per share-basic	$1.59	$1.04	$(0.09)	$0.81	$1.22
Income/(loss) per share from continuing operations- diluted	$1.57	$1.03	$(0.09)	$0.82	$1.24
Loss per share from discontinued operations-diluted	—	—	—	(0.01)	(0.04)
Income/(loss) per share-diluted	$1.57	$1.03	$(0.09)	$0.81	$1.20
Cash Flow Data(1)
Net cash provided by operating activities	$41,034	$17,568	$40,358	$20,272	$25,249
Net cash provided by (used in) investing activities	(17,037)	(18,288)	(9,274)	(68,113)	4,043
Net cash provided by (used in) financing activities	(18,563)	(9,091)	(26,065)	59,992	(29,275)
Payment of dividends	(1,406)	(1,402)	(1,393)	(1,378)	(1,249)
Balance Sheet Data(1)
Total assets	$237,028	$242,359	$250,858	$262,015	$167,690
Long-term debt	35,800	53,000	60,000	85,000	24,000
Total stockholders’ equity	143,189	123,421	120,206	117,240	106,767

(1)

Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions during the fiscal years 2016, 2015 and 2013; the disposition of our creosote distribution business during the fiscal year 2015; and our restructuring and realignment of operations during the fiscal years 2016, 2015 and 2014 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

We manufacture, formulate and globally distribute specialty chemicals. We operate businesses selling electronic chemicals, industrial valve lubricants and sealants and industrial wood treating chemicals. Our electronic chemicals are sold to the semiconductor industry where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our valve lubricants and sealants enable optimal valve operation and provide important safety and environmental benefits, including preventing fugitive emissions and minimizing costly downtime at oil and gas storage facilities and pipelines. Our wood treating chemicals, based on penta, are used by industrial customers primarily to extend the useful life of utility poles and cross-arms.

In fiscal year 2016, approximately 87.8% of our revenues were from our electronic chemicals segment, and 12.2% were from our other chemicals segment, which includes our industrial lubricants and our wood treating chemicals.

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

Acquisition of Nagase Finechem Singapore (Pte) Ltd.

On April 4, 2016, we completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore-based manufacturer of electronic chemicals, for a cash purchase price of $2.9 million, including $1.1 million of estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the electronics market, including the liquid crystal display and semiconductor markets, and provides recycling and refining services for certain customers. We recorded a $1.8 million bargain purchase gain for the year ended July 31, 2016 related to this acquisition. See Note 2 to the consolidated financial statements included in this report.

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

Restructuring and Realignment of Operations

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the ultra pure chemicals (“UPC”) business subsidiaries of OM Group, Inc. and production has been shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We have also closed one of our facilities in Milan, Italy, and shifted some production to our facilities in France and the United Kingdom. We are decommissioning certain manufacturing equipment in Milan. That effort was essentially complete by July 31, 2016. Total accelerated depreciation related to the closure of the Milan facility for fiscal year 2016 was $0.3 million. During fiscal years 2016 and 2015, we incurred $1.8 million and $1.3 million, respectively, related to restructuring costs, primarily due to accelerated depreciation.

In October, 2014, we announced a realignment of our hydrofluoric acid business and subsequently exited the facility operated for us by Chemtrade Logistics in Bay Point, California. Operations ceased in the third quarter of fiscal year 2015. We incurred certain employee costs of $0.1 million during fiscal year 2016. In fiscal year 2015, we incurred realignment charges of $4.8 million for accelerated depreciation and certain employment costs of $0.8 million.

See Note 13 to the consolidated financial statements included in this report.

Results of Operations

Segment Data

Segment data is presented for our two reportable segments for the three fiscal years ended July 31, 2016, 2015 and 2014. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information presented for the other chemicals segment for fiscal year 2014 represents information that was previously reported in our wood treating chemicals operations. Following the sale of our creosote distribution business in January 2015 and the acquisition of our industrial lubricants business on May 1, 2015, our wood treating chemicals operations were combined with the newly acquired industrial lubricants business to form the other chemicals segment, as discussed in Note 12 to our consolidated financial statements included in this report.

	Year Ended July 31,
	2016	2015	2014
	(Amounts in thousands)
Sales:
Electronic chemicals	$261,523	$265,608	$253,754
Other chemicals	36,455	54,820	99,514
Total sales for reportable segments	$297,978	$320,428	$353,268

Segment Sales

In fiscal year 2016, net sales in the electronic chemicals segment were $261.5 million, a decrease of $4.1 million, or 1.5%, below net sales of $265.6 million in fiscal year 2015. In fiscal year 2015, net sales in the electronic chemicals segment increased $11.8 million, or 4.6%, over net sales of $253.8 million in fiscal year 2014. In fiscal year 2016, the decrease in net sales from the prior year came primarily from the impact from the stronger U.S. dollar, which reduced sales by $6.0 million, and decreased service sales in Asia upon the cessation of certain chemical service relationships, largely offset by volume growth in North America. In fiscal year 2015, the increase in net sales from the prior year came primarily from increased sales volume and pricing in North America and Asia, offset to a degree by weaker sales in Europe, primarily due to the stronger U.S. dollar.

Net sales of other chemicals in fiscal year 2016 were $36.5 million, a decrease of $18.3 million, or 33.4%, from $54.8 million in fiscal year 2015. Net sales of other chemicals in fiscal year 2015 decreased by $44.7 million, or 44.9%, from $99.5 million in fiscal year 2014. The decrease in fiscal years 2016 and 2015 came from less sales due to the divestiture of the creosote business in January 2016, partially offset by sales from the industrial lubricants business acquired in May 2015.

Segment Income from Operations

Income from operations of the electronic chemicals segment was $32.1 million in fiscal year 2016, as compared to $21.8 million in fiscal year 2015 and $14.1 million in fiscal year 2014. Income from operations of electronic chemicals increased by $10.3 million, or 47.2%, in fiscal year 2016 as compared to the prior year period, and increased by $7.7 million, or 54.6%, in fiscal year 2015 as compared to the prior year period.

The fiscal year 2016 improvement in income from operations in electronic chemicals was primarily due to increased sales volume in North America and Asia, operating efficiencies realized from our manufacturing consolidation in Europe and North America, and lower distribution costs in North America. The fiscal year 2015 improvement in income from operations in electronic chemicals was primarily due to increased sales volume in North America and Asia, partially offset by weaker sales in Europe.

In fiscal year 2016, income from operations of the other chemicals segment was $12.6 million as compared to $8.7 million in fiscal year 2015 and $8.4 million in fiscal year 2014. Income from operations for the other chemicals segment increased by $3.9 million, or 44.8% in fiscal year 2016, and increased $0.3 million, or 3.6%, in fiscal year 2015, as compared to the respective prior year period.

Income from operations of the other chemicals segment improved in each of fiscal years 2016 and 2015 primarily due to the acquisition of the industrial lubricants business.

Net Sales and Gross Profit

Net Sales and Gross Profit for Fiscal Year 2016 vs. Fiscal Year 2015

Net sales decreased $22.5 million, or 7.0% in fiscal year 2016 to $298.0 million from $320.5 million in fiscal year 2015. Net sales for fiscal year 2016 decreased compared to the prior year period primarily because of the divestiture of the creosote business in January 2015. The decrease was partially offset by increased sales in the electronic chemicals segment and from sales in the industrial lubricants business acquired in May 2015.

Gross profits increased by $6.0 million, or 5.5%, to $115.5 million compared to $109.5 million in fiscal year 2015. The increase in gross profit was due to cost improvements from manufacturing consolidation in the electronic chemicals segment and the full year impact of sales in our industrial lubricants business acquired in May 2015. Gross profit as a percent of sales increased in fiscal 2016 to 38.8% from 34.2% in fiscal 2015. The improvements in gross profits as a percentage of sales in fiscal year 2016 as compared to 2015 was due to improved margins in electronic chemicals, operating efficiencies realized from the consolidation of our electronic chemicals operations as a result of restructuring and realignment of our operations in Europe and improved margin on sales in our other chemicals segment. The sale of our creosote distribution business in January 2015, which by comparison had lower profit margins, also had the effect of improving gross profit as a percentage of sales.

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

Net Sales and Gross Profit for Fiscal Year 2015 vs. Fiscal Year 2014

Net sales decreased $32.9 million, or 9.3% in fiscal year 2015 to $320.5 million from $353.4 million in fiscal year 2014. Net sales for fiscal year 2015 decreased compared to the prior year period primarily because creosote sales ceased upon the divestiture of the creosote business in January 2015. The decrease was partially offset by increased sales in the electronic chemicals segment and the acquisition of the industrial lubricants business acquired in May 2015.

Gross profits increased by $6.0 million, or 5.8%, to $109.5 million compared to $103.5 million in fiscal year 2014. The increase in gross profit was the result of increased sales in our electronic chemicals business and the acquisition of our industrial business. Gross profit as a percent of sales increased in fiscal 2015 to 34.2% from 29.3% in fiscal 2014. The improvements in gross profits as a percentage of sales in fiscal year 2015 as compared to 2014 was due to the sale of our creosote distribution business, which included products with lower profit margins. In addition, gross profit margins increased in electronic chemicals due to synergies realized from our manufacturing consolidation in North America.

Distribution and Selling, General and Administrative Expenses

Distribution and Selling, General and Administrative Expenses for Fiscal Year 2016 vs. Fiscal Year 2015

Distribution expenses decreased to approximately $37.0 million in fiscal year 2016 from $48.5 million in fiscal year 2015, a decrease of $11.5 million, or 23.7%. Distribution expense is heavily concentrated in our electronic chemicals business. The electronic chemicals segment incurred approximately 99% and 94% of our distribution expense in fiscal years 2016 and 2015, respectively. Distribution expense decreased in fiscal year 2016 because of lower freight costs of $4.1 million, a $2.6 million reduction in distribution expenses from the sale of our creosote distribution business in January 2015 and from $4.2 million from the cessation of certain chemicals service relationships in Asia. Distribution expense was 12.4% of consolidated net sales in fiscal year 2016 and 15.1% in fiscal year 2015.

Selling, general and administrative expenses increased to $49.2 million in fiscal year 2016 from $37.5 million in fiscal year 2015, an increase of $11.7 million, or 31.2%. As a percentage of net sales, those expenses were 16.5% and 11.7% in fiscal years 2016 and 2015, respectively. Selling, general and administrative expenses rose in fiscal year 2016 by $2.7 million from businesses acquired in fiscal years 2016 and 2015, $1.3 million in professional service expenses for Sarbanes-Oxley compliance and audit, $1.1 million for short term incentive compensation, $2.0 million in stock-based compensation, $1.0 million in additional depreciation and amortization and $1.5 million in net relocation expenses for the move of our corporate office.

Distribution and Selling, General and Administrative Expenses for Fiscal Year 2015 vs. Fiscal Year 2014

Distribution expenses decreased to approximately $48.5 million in fiscal year 2015 from $50.3 million in fiscal year 2014, a decrease of $1.8 million, or 2.9%. Distribution expense is heavily concentrated in our electronic chemicals business. The electronic chemicals segment incurred approximately 94% and 89% of our distribution expense in fiscal years 2015 and 2014, respectively. Distribution expense decreased in fiscal year 2015, despite greater volume shipments in North America, because of lower volume shipments in the segment in Europe, improved cost control in Asia and the sale of the creosote business. Distribution expense was 15.1% of consolidated net sales in fiscal year 2015 and 14.2% in fiscal year 2014. The increase in distribution expense as a percent of net sales in fiscal year 2015 was predominantly due to increased deliveries of inventory to expand a customer’s safety stock in local third party warehouses and the sale of the creosote business, which had relatively low distribution expenses.

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

Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share

Net income was $18.7 million in fiscal year 2016, an increase of $6.6 million, or 54.5%, as compared to $12.1 million in fiscal year 2015. Diluted earnings per share was $1.57 and $1.03 in fiscal years 2016 and 2015, respectively.

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) excludes, among other items, the effect of acquisition-related restructuring, the realignment of the hydrofluoric acid business, integration, CEO transition expenses and expenses incurred related to the relocation of our corporate headquarters to Fort Worth, Texas. In fiscal year 2016, adjusted EBITDA was $45.4 million, an increase of $8.3 million, or 22.4%, as compared to $37.1 million in fiscal year 2015. The improvement in fiscal year 2016 adjusted EBITDA reflects increases in electronic chemicals sales volume in North America, operating efficiencies from manufacturing consolidations in electronic chemicals, lower distribution costs in North America and the contribution of acquisitions in fiscal years 2016 and 2015, but offset by higher corporate expenses.

In fiscal year 2016, adjusted diluted earnings per share (as defined below under Non-GAAP Financial Measures) was $1.61, compared to $1.21 in fiscal year 2015. The increase in fiscal year 2016 in adjusted diluted earnings per share primarily reflects the improved profitability described above, reduced restructuring and realignment expenses and the effect of acquisitions and divestitures in fiscal years 2016 and 2015.

Non-GAAP Financial Measures

We provide certain non-GAAP financial information to complement reported GAAP results including adjusted EBITDA, adjusted net income and adjusted diluted earnings per share. We believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We believe that they aid in evaluating the underlying operational performance of our business, and facilitate comparisons between periods. Non-GAAP financial information, such as adjusted EBITDA, is used externally by users of our consolidated financial statements, such as analysts and investors. A similar calculation of adjusted EBITDA is utilized internally for executives’ compensation and by our lenders for a key debt compliance ratio.

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other designated items. Adjusted EBITDA is a primary measurement of cash flows from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent United States GAAP definitions of cash flow from operations or net income/(loss). Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other designated items, while adjusted diluted earnings per share is adjusted net income divided by diluted shares outstanding.

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share should be viewed as supplements to, and not substitutes for, United States GAAP measures of performance and are not necessarily comparable to similarly titled measures used by other companies.

The table below provides a reconciliation of net income/(loss) to adjusted EBITDA.

	Year Ended July 31,
	2016	2015	2014
	(Amounts in thousands)
Net income/(loss)	$18,675	$12,138	$(988)
Interest expense	799	1,407	2,854
Income taxes	9,555	6,746	1,254
Depreciation and amortization	14,829	19,171	18,327
Other non-operating expense	—	1,250	—
Gain on purchase of NFC	(1,826)	—	—
Gain on sale of creosote distribution business, net	—	(5,448)	—
Acquisition and integration expenses	335	530	1,249
CEO transition costs	—	—	1,280
Restructuring and realignment charges, excluding accelerated depreciation	1,464	1,264	3,925
Corporate relocation expense	1,553	—	—
Impairment charges	—	—	2,741
Adjusted EBITDA	$45,384	$37,058	$30,642

The table below provides a reconciliation of net income/(loss) to adjusted net income and adjusted diluted earnings per share.

	Year Ended July 31,
	2016	2015	2014(1)
	(Amounts in thousands, except per share)
Net income/(loss)	$18,675	$12,138	$(988)
Items impacting pre-tax income:
Restructuring and realignment charges	1,759	6,904	10,876
Acquisition and integration expenses	335	530	1,249
Corporate relocation expense	1,553	—	—
CEO transition costs	—	—	1,280
Gain on purchase of NFC	(1,826)	—	—
Gain on sale of creosote business	—	(5,448)	—
Environmental site cleanup reserve	—	1,250	—
Restructuring income tax expense	—	—	1,725
Income taxes(2)	(1,277)	(1,133)	(4,692)
Adjusted net income	$19,219	$14,241	$9,450

Diluted earnings/(loss) per share	$1.57	$1.03	$(0.09)
Adjusted diluted earnings per share	$1.61	$1.21	$0.81
Weighted average diluted shares outstanding	11,926	11,779	11,644

(1)	Potentially dilutive shares are included in the weighted average diluted shares outstanding for the computation of adjusted diluted earnings per share for fiscal year 2014.
(2)	Represents the aggregate tax-effect of the items impacting pre-tax income using a tax rate of 35%, except for the gain on the purchase of NFC, which is not a recognized gain for tax purposes.

Interest Expense

Interest expense was $0.8 million in fiscal year 2016, $1.4 million in fiscal year 2015 and $2.9 million in fiscal year 2014. In fiscal year 2016, we paid $20.0 million towards our revolving loan facility, borrowed $2.8 million on our revolving loan facility for the acquisition of NFC, and reduced the debt from $53.0 million at the beginning of the fiscal year to $35.8 million at July 31, 2016.

Income Taxes

We had income tax expense of $9.6 million, $6.7 million and $1.3 million in fiscal years 2016, 2015 and 2014, respectively. Our effective tax rate was 33.8% in fiscal year 2016, 35.7% in fiscal year 2015 and 471.4% in fiscal year 2014. For fiscal year 2016, the difference between the effective tax rate and the United States statutory rate of 35.0% is primarily due to state income taxes, the effect of foreign operations and a change in the valuation allowance in Singapore, offset by the tax benefit from tax credits available to us and the effect of foreign currency fluctuations.

Liquidity and Capital Resources

Our principal requirements for capital funds are for our day-to-day operations, manufacturing and integration activities, and to satisfy our contractual obligations, including for the payment of interest on our indebtedness.

Capital expenditures for fiscal year 2016 were approximately $14.4 million, excluding the acquisition of NFC, primarily for production asset replacements and refurbishments and manufacturing improvements, additional mobile assets and the capital expenditures related to the relocation of our corporate headquarters. For fiscal year 2017, we currently plan to spend a total of approximately $21.0 million in capital expenses for manufacturing expansion in Asia, ERP system implementation, including for our industrial lubricants subsidiary, and for production asset replacements and refurbishments and improvements.

We expect to fund our 2017 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility. As of July 31, 2016, our cash and cash equivalents totaled $12.4 million. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

We believe that our existing cash and cash equivalents, cash flows from our operating activities and available borrowing amounts under our credit facility will be sufficient to meet our anticipated cash needs for the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the expansion of our sales and marketing activities, the introduction of new and enhanced products, the expansion of our manufacturing capacity and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows

Net cash provided by operating activities was $41.0 million in fiscal year 2016, $17.6 million in fiscal year 2015 and $40.4 million in fiscal year 2014.

In fiscal year 2016, operating cash flows were favorably impacted by higher margins in our electronic chemicals and other chemicals segments, resulting in adjusted EBITDA of $45.4 million. In addition, we paid $11.5 million less for distribution expense and $2.4 million less for taxes in fiscal year 2016, compared to the prior year. Furthermore, improvements to our cash conversion cycle contributed to operating cash flows. Trade receivables decreased by $5.2 million and inventories decreased by $4.3 million within the electronic chemicals segment. However, accounts payable and other accrued liabilities decreased by $5.3 million when compared to higher than usual balances at the end of fiscal year 2015.

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

In fiscal year 2014, operating cash flows increased significantly due to improvements in our cash conversion cycle. Trade accounts receivable decreased $2.1 million primarily in our electronic chemicals business in North America, and inventories decreased $7.9 million primarily in other chemicals due to lower creosote volumes. Accrued liabilities increased by $7.8 million in part due to restructuring and realignment accruals. Overall, fiscal year 2014 cash flows increased due to the UPC acquisition.

In fiscal year 2016, cash used in investing activities was $17.0 million, compared to cash used in investing activities of $18.3 million in fiscal year 2015. In addition, we spent $14.4 million for additions to property, plant and equipment, of which $8.4 million was for the electronic chemicals segment and the remainder was for the other chemicals segment and the capital expenditures related to the relocation of our corporate headquarters to Fort Worth, Texas. We also spent a net $2.7 million in connection with the acquisition of NFC.

In fiscal year 2015, cash used in investing activities was $18.3 million, compared to cash used in investing activities of $9.3 million in fiscal year 2014. We paid $21.9 million for the acquisition of our industrial lubricants business, which was partially offset by $14.9 million from the sale of our creosote business and $2.6 million from the sale of our Elwood, Kansas facility. In addition, we spent $13.8 million for the additions to property, plant and equipment, of which $10.0 million was for electronic chemicals and $3.3 million related to our global project to implement a comprehensive financial/enterprise management software solution with SAP.

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

In fiscal year 2016, net cash used in financing activities was $18.6 million. We paid down $20.0 million on our revolving credit facility and borrowed $2.8 million to finance the acquisition of NFC. In addition, we paid $1.4 million in dividends for the year ended July 31, 2016.

In fiscal year 2015, net cash used in financing activities was $9.1 million. Including the refinancing of our debt, we paid down $30.5 million on our revolving credit facility and borrowed $23.5 million on our revolving credit facility to finance the acquisition of our industrial lubricants business.

In fiscal year 2014, net cash used in financing activities was $26.1 million, out of which $25.0 million was used to pay down debt on our revolving credit facility.

We paid dividends of $1.4 million in each of fiscal years 2016, 2015 and 2014.

Working Capital

On October 9, 2014, we refinanced our then existing revolving loan facility and entered into a new amended and restated credit agreement (the “Second Restated Credit Facility”) under which we have a revolving line of credit of $150.0 million. At July 31, 2016, we had $35.8 million outstanding under the revolving line of credit and an additional $2.7 million was reserved for outstanding letters of credit, with up to an additional $111.5 million of additional borrowing capacity. The amount that may be borrowed under the revolving credit facility is limited by a covenant for funded debt to pro-forma earnings before interest, taxes and depreciation (“EBITDA”), and at July 31, 2016, that covenant did not limit our additional borrowing capacity.

The initial advance under the Second Restated Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under our note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and to refinance the $38.0 million then outstanding on our prior revolving loan facility. Management believes that the Second Restated Credit Facility, combined with cash flows from operations and existing cash and cash equivalents, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

Our long-term debt and current maturities as of July 31, 2016 and July 31, 2015 consisted of the following (in thousands):

	July 31, 2016	July 31, 2015
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at July 31, 2016	$35,800	$53,000

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

Advances under the revolving loan bore interest at 1.496% and 1.1890% as of July 31, 2016 and July 31, 2015, respectively. We also incur an unused commitment fee on the unused amount of commitments under the revolving loan facility from 0.30% to 0.15% based on ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The credit facility has restrictive covenants, including requirements that we must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of July 31, 2016, we were in compliance with all of our debt covenants.

Principal payments due under our long-term debt agreements as of July 31, 2016 were as follows (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$35,800	$—	$—	$—	$35,800	$—	$—

Environmental Expenditures

Our capital expenditures and operating expenses for environmental matters, excluding testing, data submission and other costs associated with our product task force participation, were approximately $2.6 million in fiscal year 2016, $2.5 million in fiscal year 2015 and $2.7 million in fiscal year 2014.

We expensed approximately $430,000 for testing, data submission and other costs associated with our participation in product task forces in fiscal year 2016, and approximately $977,000 and $667,000 in fiscal years 2015 and 2014, respectively. We estimate that we will continue to incur additional testing, data submission and other costs of approximately $235,000 in fiscal year 2017. Since environmental laws have traditionally become increasingly stringent, costs and expenses relating to environmental control and compliance may increase in the future. While we do not believe that the incremental cost of compliance with existing or future environmental laws and regulations will have a material adverse effect on our business, financial condition or results of operations, we cannot assure that costs of compliance will not exceed current estimates.

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2016 are summarized in the following table (in thousands):

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than 5 Years
Long-term debt	$35,800	$—	$35,800	$—
Estimated interest payments on debt(1)	872	533	339	—
Operating leases	21,832	3,013	7,483	11,336
Other long-term liabilities(2)	2,062	414	1,605	43
Purchase obligations(3)	46,642	37,811	8,239	592
Total	$107,208	$41,771	$53,466	$11,971

(1)	Estimated payments are based on interest rates in effect and the expected amount of outstanding borrowings on our revolving credit facility as of the end of July 2016.
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

Outlook for Fiscal Year 2017

Our electronic chemicals business is closely tied to global semiconductor production. Following a projected decline in calendar year 2016, the global semiconductor market is expected to modestly grow in calendar year 2017, aided by gains across all major product categories and all regions.

Our other chemicals segment consists of our penta business and a lubricants, sealants and related equipment business. We expect demand for utility poles treated with penta to decline moderately as compared to fiscal 2016. While pole purchasers throughout North American continue their normal pole maintenance and replacement programs, utilities in the Western United States are anticipated to slow their distribution infrastructure upgrades. Additionally, a slowing of solar and wind electricity projects will temper demand for penta-treated transmission poles.

We believe that we will experience stronger demand for our lubricants, sealants and related equipment, which are used primarily for the maintenance and service of existing energy-related infrastructure. Energy prices increased in calendar 2016 and are forecast to increase further in calendar 2017, which we believe will stimulate incremental demand for our products.

Overall, fiscal 2017 consolidated net sales are forecast to be between $300.0 and $305.0 million, compared to $298.0 million in fiscal 2016. The projected increase reflects anticipated growth in the electronic chemicals segment and higher sales in our lubricants, sealants and related equipment business, partially offset by a slight decline in our penta business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, other than operating leases.

Recent Accounting Standards

We have considered all recently issued accounting standards updates and SEC rules and interpretive releases, and are currently assessing the potential impacts on our financial statements. See Note 1 to the consolidated financial statements included in this report.

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

Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $210,000 and $144,000 at July 31, 2016 and 2015, respectively.

Goodwill — Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

We evaluate goodwill for impairment annually, and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. We have goodwill of $14.5 million and $7.7 million associated with our other chemicals and electronic chemicals segments, respectively, as of July 31, 2016. As part of the goodwill impairment analysis, current accounting standards give companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period, and proceed directly to performing the first step of the two-step goodwill impairment test. We conduct our annual impairment test as of July of each year. In 2014, 2015 and 2016, we performed a qualitative assessment that indicated the fair value of each of our reporting units is greater than its carrying amount. In conjunction with the sale of our creosote distribution business on January 16, 2015, we allocated goodwill of approximately $662,000 that was previously a part of the wood treating chemicals reporting unit to the assets disposed of in the sale. Factors that could impact our future assessments or indicate potential impairment of our goodwill and long-lived assets include the overall profitability of each of our operations, a downturn in the semiconductor industry that our electronic chemicals business relies upon, a longer-term downturn in the oil and gas industry that our industrial lubricants business relies upon, or regulatory changes impacting our wood treating chemicals business, among other things.  We note that our market capitalization as of July 31, 2016 indicated a significant gap between that market valuation and our overall total stockholders’ equity of $143.2 million.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets, with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. In conjunction with its decision to cease operations at its Bay Point, California facility, we recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at that facility. See also the discussion of goodwill above.

Asset Retirement Obligations — We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates for decommissioning, dismantling and disposal costs. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to those costs. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. When a reasonable estimate of the ultimate settlement can be made, an asset retirement obligation is recorded and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In conjunction with our decision to exit the Bay Point facility, in fiscal year 2014 we recognized $3.7 million in asset retirement obligations related to the estimated decommissioning, decontamination, and dismantling costs. See Note 13 to the consolidated financial statements included in this report.

Income Taxes — We follow the asset and liability method of accounting for income taxes in accordance with current accounting standards. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. While most of our operations reflect net deferred tax liabilities as of July 31, 2016, we will continue to evaluate the recoverability of our deferred tax assets in the future. Those assessments will include consideration of the historical and future levels of profitability and taxable income, as well as any limitations on the recoverability of those deferred tax assets. To the extent that circumstances change and we determine further amounts of deferred tax assets are not recoverable, we may record additional valuation allowances.

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

Inventory— Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products we utilize a weighted-average cost. We record inventory obsolescence as a reduction in inventory when considered unsellable. We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve when inventory is considered unsellable. During the fiscal years ended July 31, 2016 and 2015, we recognized inventory valuation loss of $173,000 and $941,000, respectively. As of July 31, 2016 and 2015, we had $654,000 and $481,000, respectively, of reserves for inventory obsolescence.

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
•

the implementation of our strategy with respect to the expansion of operations in Singapore taking longer or being more costly than currently believed, and the failure to achieve all the planned benefits of that effort;

•	the implementation of a new enterprise resource planning system taking longer or being more costly than currently believed;
•	our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
•	market developments affecting, and other changes in, the demand for our products and the entry of new competitors or the introduction of new competing products;
•

volatility in oil and natural gas prices, which may impact customers’ activity levels and spending for our products and services and which could impact goodwill impairment testing for our industrial lubricants business;

•	increases in the price of energy, affecting our primary raw materials and active ingredients;
•	the timing of planned capital expenditures;

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

Interest Rate Sensitivity

As of July 31, 2016, we had no fixed rate debt.

Our variable rate debt as of July 31, 2016 consisted of a revolving loan advanced under the Second Restated Credit Facility with an interest rate of 1.496% (1.0% plus LIBOR), maturing on October 9, 2019. On July 31, 2016, we had $35.8 million borrowed on the revolving loan under that facility. Currently, advances bear interest at LIBOR plus 1.0%.

Based on the outstanding balance of our variable rate debt under the Second Restated Credit Facility at July 31, 2016, a 1.0% change in the interest rate as of July 31, 2016 would result in an additional charge of approximately $363,000 in annual interest expense.

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

We recognized a foreign currency translation loss of $2.6 million in fiscal year 2016, a loss of $10.2 million in fiscal year 2015, and a gain of $3.1 million in fiscal year 2014, each of which were included in accumulated other comprehensive income/(loss) in the consolidated balance sheets. At July 31, 2016, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $12.0 million.

Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our European and Singapore operations. Accordingly, we recognize exchange gains or losses in our consolidated statement of income from these transactions. Foreign currency exchange gains during fiscal year 2016 were $145,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and the related financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2016 expressed an unqualified opinion on the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
October 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited KMG Chemicals, Inc.’s (“the Company”) internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KMG Chemicals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on KMG Chemicals, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, KMG Chemicals, Inc. has maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, cash flows, and related financial statement Schedule II for each of the fiscal years in the three-year period then ended, and our report dated October 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
October 14, 2016

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2016 AND 2015

(In thousands, except for share and per share amounts)

	2016	2015
Assets
Current assets
Cash and cash equivalents	$12,428	$7,517
Accounts receivable
Trade, net of allowances of $210 at July 31, 2016 and $144 at July 31, 2015	33,324	36,887
Other	5,572	3,668
Inventories, net	37,401	42,082
Current deferred tax assets	—	2,953
Prepaid expenses and other	6,623	3,738
Total current assets	95,348	96,845
Property, plant and equipment, net	79,739	80,589
Goodwill	22,228	22,408
Intangible assets, net	33,906	36,560
Restricted cash	1,000	1,000
Other assets, net	4,807	4,957
Total assets	$237,028	$242,359
Liabilities & stockholders’ equity
Current liabilities
Accounts payable	$26,418	$35,980
Accrued liabilities	11,252	9,602
Employee incentive accrual	5,999	4,852
Total current liabilities	43,669	50,434
Long-term debt	35,800	53,000
Deferred tax liabilities	9,948	13,075
Other long-term liabilities	4,422	2,429
Total liabilities	93,839	118,938
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,877,282 shares issued and outstanding at July 31, 2016 and 11,690,439 shares issued and outstanding at July 31, 2015	119	117
Additional paid-in capital	36,553	31,676
Accumulated other comprehensive loss	(12,047)	(9,667)
Retained earnings	118,564	101,295
Total stockholders’ equity	143,189	123,421
Total liabilities and stockholders’ equity	$237,028	$242,359

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2016, 2015 AND 2014

(In thousands, except per share amounts)

	2016	2015	2014
Net sales	$297,978	$320,498	$353,406
Cost of sales	182,470	211,021	249,907
Gross profit	115,508	109,477	103,499
Distribution expenses	36,986	48,523	50,251
Selling, general and administrative expenses	49,192	37,461	38,421
Restructuring charges	1,629	1,279	6,359
Realignment charges	130	5,625	4,517
Operating income	27,571	16,589	3,951
Other income/(expense)
Interest expense, net	(799)	(1,407)	(2,854)
Gain on purchase of NFC	1,826	—	—
Gain on sale of creosote distribution business, net	—	5,448	—
Other non-operating expense	—	(1,250)	—
Other, net	(368)	(496)	(831)
Total other income/(expense), net	659	2,295	(3,685)
Income before income taxes	28,230	18,884	266
Provision for income taxes	(9,555)	(6,746)	(1,254)
Net income/(loss)	$18,675	$12,138	$(988)
Earnings/(loss) per share
Basic	$1.59	$1.04	$(0.09)
Diluted	$1.57	$1.03	$(0.09)
Weighted average shares outstanding
Basic	11,719	11,673	11,615
Diluted	11,926	11,779	11,615

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JULY 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014
Net income/(loss)	$18,675	$12,138	$(988)
Other comprehensive (loss)/income
Foreign currency translation (loss)/gain	(2,620)	(10,202)	3,149
Pension and other post-retirement benefit liability adjustments	240	(110)	—
Total other comprehensive (loss)/income	(2,380)	(10,312)	3,149
Total comprehensive income	$16,295	$1,826	$2,161

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2016, 2015 AND 2014

(In thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Shares Issued	Par Value	Paid- In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
BALANCE AT JULY 31, 2013	11,522	$115	$26,689	$(2,504)	$92,940	$117,240
Cash dividends ($0.12 per share)					(1,393)	(1,393)
Stock options/warrants exercised	47					—
Restricted stock issued	80	1	(1)			—
Stock-based compensation expense			2,231			2,231
Tax benefit from stock-based awards			328			328
Other			(361)			(361)
Net loss					(988)	(988)
Gain on foreign currency translation				3,149		3,149
BALANCE AT JULY 31, 2014	11,649	$116	$28,886	$645	$90,559	$120,206
Cash dividends ($0.12 per share)					(1,402)	(1,402)
Restricted stock issued	41	1				1
Stock-based compensation expense			2,766			2,766
Tax benefit from stock-based awards			24			24
Net income					12,138	12,138
Loss on foreign currency translation				(10,202)		(10,202)
Pension liability adjustment				(110)		(110)
BALANCE AT JULY 31, 2015	11,690	$117	$31,676	$(9,667)	$101,295	$123,421
Cash dividends ($0.12 per share)					(1,406)	(1,406)
Restricted stock issued	187	2	(2)			—
Stock-based compensation expense			4,836			4,836
Tax benefit from stock-based awards			43			43
Net income					18,675	18,675
Loss on foreign currency translation				(2,620)		(2,620)
Pension liability adjustment				240		240
BALANCE AT JULY 31, 2016	11,877	$119	$36,553	$(12,047)	$118,564	$143,189

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2016, 2015 AND 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities
Net income /(loss)	$18,675	$12,138	$(988)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	14,534	13,531	14,117
Depreciation related to restructuring and realignment	295	5,640	4,210
Non-cash Impairment charges	—	—	2,741
Amortization of loan costs included in interest expense	167	153	60
Stock-based compensation expense	4,836	2,766	2,231
Allowance for excess and obsolete inventory	173	941	634
Gain on sale of creosote business	—	(5,448)	—
Gain on NFC acquisition	(1,826)
Other	81	—	100
Deferred income tax expense/(benefit)	258	(3,532)	(2,227)
Tax benefit from stock-based awards	(43)	23	(328)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable — trade	5,154	1,265	2,137
Accounts receivable — other	(1,889)	(1,884)	746
Inventories	4,348	(740)	7,861
Other current and non-current assets	1,221	(633)	822
Accounts payable	(9,226)	1,234	398
Accrued liabilities and other	4,276	(7,886)	7,844
Net cash provided by operating activities	41,034	17,568	40,358
Cash flows from investing activities
Additions to property, plant and equipment	(14,358)	(13,821)	(9,497)
NFC acquisition, net of cash acquired	(2,679)
Disposals of property, plant and equipment	—	2,572	74
Acquisition of Ultra Pure Chemicals, net of cash acquired	—	—	149
Acquisition of industrial lubricants business	—	(21,938)	—
Proceeds from sale of creosote business	—	14,899	—
Net cash used in investing activities	(17,037)	(18,288)	(9,274)
Cash flows from financing activities
Net borrowings/(payments) under revolving loan facility	—	(40,000)	(25,000)
Deferred financing costs	—	(666)	—
Proceeds from borrowings under credit facility	2,800	59,100	—
Net payments under credit facility	(20,000)	(6,100)	—
Principal payments on borrowings on term loan	—	(20,000)	—
Tax benefit from stock-based awards	43	(23)	328
Payment of dividends	(1,406)	(1,402)	(1,393)
Net cash used in financing activities	(18,563)	(9,091)	(26,065)
Effect of exchange rate changes on cash	(523)	(1,924)	284
Net increase (decrease) in cash and cash equivalents	4,911	(11,735)	5,303
Cash and cash equivalents at the beginning of year	7,517	19,252	13,949
Cash and cash equivalents at end of year	$12,428	$7,517	$19,252
Supplemental disclosures of cash flow information
Cash paid for interest	$621	$1,321	$2,562
Cash paid for income taxes	$9,744	$12,182	$865
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$373	$882	$1,135
Accrued liabilities under industrial lubricants business acquisition	$—	$1,798	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture, formulation and distribution of specialty chemicals in carefully focused markets through its three wholly-owned subsidiaries, KMG Electronic Chemicals, Inc. (“KMG EC”), KMG Val-Tex, LLC (“Val-Tex”) and KMG-Bernuth, Inc. (“KMG Bernuth”).

In its electronic chemicals business, the Company sells high purity and ultra purity wet process chemicals primarily to the semiconductor industry. In its industrial lubricants business, the Company sells industrial lubricants and sealants, primarily to the oil and gas storage, pipeline and gas distribution markets, as well as related products, such as lubrication equipment and fittings. In its wood treating chemicals business, the Company sells industrial wood treating chemicals based on pentachlorophenol (“penta”). The Company operates its electronic chemicals business through KMG EC in North America and through KMG Italia, S.r.l. (“KMG Italia”) and KMG Electronic Chemicals Holdings S.a.r.l (“KMG Lux”) (and its subsidiaries) in Europe and Asia and has facilities in the United States, the United Kingdom, France, Italy and Singapore. The Company operates its industrial lubricants business through Val-Tex, a Texas limited liability company, and has one facility in the United States. In the wood treating business, the Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its wood treating chemicals in the United States, Mexico and Canada. The Company has two reportable segments, electronic chemicals and other chemicals. The other chemicals segment includes the Company’s industrial lubricants business and its wood treating chemicals business. See Note 12.

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

Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2016 and 2015 includes proceeds that were placed in escrow in connection with the sale of the animal health business.

Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2016 and 2015 approximated its carrying value since the debt obligations bear interest at a rate consistent with market rates.

Accounts Receivable — The Company’s trade accounts receivables are primarily from sales of products worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.

The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and the Company’s assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $210,000 and $144,000 at July 31, 2016 and 2015, respectively.

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

Depreciation expense was approximately $12.9 million, $17.5 million and $16.5 million (including accelerated depreciation of $0.3 million, $5.6 million and $4.2 million) in fiscal years 2016, 2015 and 2014, respectively. See Notes 4 and 14.

Intangible Assets — Identifiable intangible assets with a defined life are amortized using a straight-line or accelerated method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. If this review indicates that impairment has occurred, the carrying value of the intangible assets will be adjusted to fair value. Based on an assessment of qualitative factors, in accordance with GAAP, it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable assets was less than its carrying value as of July 31, 2016 and 2015. The Company therefore concluded that its indefinite lived intangible assets were not impaired as of July 31, 2016 and 2015. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

Goodwill — Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

The Company evaluates goodwill for impairment annually, and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. The Company has goodwill of $14.5 million and $7.7 million associated with its other chemicals and electronic chemicals segments, respectively, as of July 31, 2016. As part of the goodwill impairment analysis, current accounting standards give companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately, and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period, and proceed directly to performing the first step of the two-step goodwill impairment test. The Company conducts its annual impairment test as of July of each year. In 2016, 2015 and 2014, the Company performed a qualitative assessment that indicated the fair value of each of its reporting units is greater than its carrying amount. In conjunction with the sale of the creosote business on January 16, 2015, the Company allocated goodwill of approximately $662,000 that was previously a part of the wood treating chemicals reporting unit to the assets disposed of in the sale.

Asset retirement obligation — The Company measures asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates for decommissioning, dismantling and disposal costs. In the event that operational or regulatory issues vary from management’s estimates, the Company could incur additional significant charges to income and increases in cash expenditures related to those costs. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. When a reasonable estimate of the ultimate settlement can be made, an asset retirement obligation is recorded and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In conjunction with its decision to exit the Bay Point facility, in fiscal year 2014 the Company recognized $3.7 million in asset retirement obligations related to the decommissioning, decontamination, and dismantling costs for which it is obligated under its manufacturing agreement. See Note 13.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. The Company recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at the Bay Point, California facility where the Company determined it would no longer manufacture products. There were no impairment charges in fiscal years 2016 or 2015. See note 13.

Revenue Recognition — The Company’s chemical products are sold in the open market and revenue is recognized when risk of loss and title to the products transfers to customers, the price to the buyer is fixed or determinable and recoverability is reasonably assured. In general, risk of loss transfers upon shipment to customers. For consignment sales, the revenues are recognized when the customer uses the product for their intended use. The Company also recognizes service revenue in connection with technical support services and chemicals delivery and handling at customer facilities. Revenue is recognized as those services are provided. To the extent that customers are eligible for rebates, they are estimated and recognized as the sales are made.

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

Selling, General and Administrative Expenses — These expenses include selling expenses, corporate headquarters’ expenses, depreciation, amortization of intangible assets and environmental regulatory support expenses.

Shipping and Handling Costs — Shipping and handling costs are included in cost of sales and distribution expenses. Inbound freight charges and internal transfer costs are included in cost of sales. Product storage and handling costs and the cost of distributing products to the Company’s customers are included in distribution expenses.

Income Taxes — The Company follows the asset and liability method of accounting for income taxes in accordance with current accounting standards. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.

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

The calculation of the Company’s tax assets and liabilities involves assessing the uncertainties regarding the application of complex tax regulations. The Company recognizes liabilities for tax expenses based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company determines that payment of these amounts is unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes when the determination is made. See Note 5.

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

Foreign Currency Translation — The functional currency of the Company’s Mexico operations is the U.S. Dollar. As a result, monetary assets and liabilities for KMEX are re-measured to U.S. dollars at current rates at the balance sheet dates, income statement items are re-measured at the average monthly exchange rates for the dates those items were recognized, and certain assets (including plant and production equipment) are re-measured at historical exchange rates. Foreign currency transaction gains and losses are included in the statement of operations as incurred along with gains and losses from currency re-measurement. These gains and losses were nominal in fiscal years 2016, 2015 and 2014.

The Company’s international operations in the electronic chemicals business are in Europe and Singapore, and use local currencies as the functional currency, including the GB Pound, Euro and Singapore Dollar. The translation adjustment resulting from currency translation of the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from local currencies into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the period. Foreign currency translation resulted in a translation adjustment gains/(losses) of $(2.6) million, $(10.2) million and $3.1 million in fiscal years 2016, 2015 and 2014, respectively, each of which are included in accumulated other comprehensive income/(loss) in the consolidated balance sheets.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is considering early adoption of the standard, and will evaluate the cash flow impacts of the specifically addressed transactions within the amendment as they occur.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases with lease terms exceeding one year to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company is evaluating whether to early adopt and the effect that ASU 2016-02 will have on its consolidated financial statements, and footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU on a prospective basis in the second quarter of fiscal year 2016. This change in accounting principle does not have an impact on the Company’s results of operations, cash flow or stockholders’ equity.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In

August 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact that these new standards will have on its consolidated financial statements and footnote disclosures.

2. ACQUISITIONS

On April 4, 2016, the Company completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore‑based manufacturer of electronic chemicals, for a cash purchase price of $2.9 million, including $1.1 million of estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the liquid crystal display, electronics and semiconductor markets, and provides recycling and refining services for certain customers. The Company completed the acquisition by borrowing $2.8 million on the revolving loan under its revolving credit facility. See Note 7 for further discussion of the Company’s revolving credit facility. The Company expensed transaction and acquisition-related costs of approximately $0.2 million in the fiscal quarter ended April 30, 2016, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheets at July 31, 2016 (in thousands):

Cash	$228
Accounts receivable	1,862
Other assets	101
Property, plant and equipment, net	3,242
Intangible assets
Licensing agreement	73
Toll manufacturing agreement	255
Total assets acquired	$5,761
Total current liabilities assumed	1,028
Fair value of net assets acquired	$4,733

The preliminary aggregate fair value of the working capital (assets and liabilities), property, plant and equipment and intangible assets acquired were determined by management to exceed the consideration paid for the acquisition, resulting in a bargain purchase gain under GAAP. In reaching that conclusion, management noted that there were no other liabilities being assumed in connection with the acquisition, including no environmental liabilities. Management believes the seller had determined to perform the transaction as part of an overall repositioning of its business. Based on these considerations, the Company recorded a gain of $1.8 million in connection with the bargain purchase during the year ended July 31, 2016. Any subsequent adjustments to the preliminary purchase price allocation will result in a corresponding change in the amount of the bargain purchase gain recorded in earnings. The pro forma impact on consolidated results is immaterial for the year ended July 31, 2016.

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

The aggregate merger consideration paid to the former shareholders of Valves Incorporated of Texas was 606,875 shares of the Company’s common stock plus $23.7 million in cash. The 606,875 shares of the Company previously owned by Valves Incorporated of Texas were cancelled as of the time of the merger, and no additional net shares of the Company were issued as a result of the merger. Of the $23.7 million cash consideration, $1.0 million of the purchase price was retained as a holdback to satisfy post-closing inventory adjustments and potential indemnity claims. The $500,000 of the holdback related to inventory adjustments was released in August 2015. The remaining $500,000 of the holdback for potential indemnity claims will be released eighteen months after the closing. The Company completed the acquisition by borrowing $23.5 million on the revolving loan under its revolving credit facility. At the closing of the merger, Valves Incorporated of Texas merged into Val-Tex.

The Company accounted for the acquisition under the acquisition method of accounting in accordance with GAAP. The Company expensed transaction and acquisition-related costs of approximately $0.5 million in fiscal year 2015, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes acquired assets and liabilities and the acquisition accounting for the fair value of the assets and liability recognized in the consolidated balance sheets at the acquisition date of the industrial lubricants and sealants business (in thousands):

Inventory	$1,900
Other current assets	15
Property, plant and equipment	482
Intangible assets:
Customer relationships	10,291
Trade name and trademark	2,885
Proprietary manufacturing process	2,808
Other	152
Total intangible assets	16,136
Deferred tax liability - noncurrent	(6,213)
Net assets acquired	12,320
Goodwill	11,387
Total purchase consideration	$23,707

The pro forma impact on consolidated results had the acquisition of Valves Incorporated of Texas occurred as of the beginning of fiscal year 2015 is immaterial.

3. INVENTORIES

Inventories are summarized as follows at July 31, 2016 and 2015 (in thousands):

	2016	2015
Raw materials and supplies	$7,429	$8,723
Work in process	1,195	780
Supplies	968	525
Finished products	28,463	32,535
Less reserve for inventory obsolescence	(654)	(481)
Inventories, net	$37,401	$42,082

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2016 and 2015 (in thousands):

	2016	2015
Land	$9,765	$13,257
Buildings and improvements	39,974	38,036
Equipment	88,470	84,273
Leasehold improvements	2,460	193
	140,669	135,759
Less accumulated depreciation and amortization	(65,958)	(61,936)
	74,711	73,823
Construction-in-progress	5,028	6,766
Property, plant and equipment, net(1)	$79,739	$80,589

(1)

In fiscal year 2016, as part of the Company’s ongoing review of its Milan production facilities, the Company determined that certain other facilities had excess capacity sufficient to absorb the manufacturing operations of one of its Milan plants. As a result, the Company committed to sell properties with a total estimated fair value, less costs to sell, of approximately $4.3 million at July 31, 2016. Assets held for sale are included in Prepaid expenses and other in Current assets. The Company expects the sale of the properties to be completed during fiscal year 2017. The fair value measurements were based on recent valuation appraisals.

5. INCOME TAXES

The Company is subject to United States federal, state and foreign taxes on its operations. The geographical sources of income before income taxes for each of the three years ended July 31 are as follows (in thousands):

	2016	2015	2014
United States	$28,820	$20,442	$1,923
Foreign	(590)	(1,558)	(1,657)
Income before income taxes	$28,230	$18,884	$266

The components of income tax expense/(benefit) for the years ended July 31 consisted of the following (in thousands):

	2016	2015	2014
Current:
Federal	$7,900	$9,176	$2,582
Foreign	166	(127)	1,071
State	1,275	1,214	603
	9,341	10,263	4,256
Deferred:
Federal	358	(3,660)	(1,978)
Foreign	(261)	293	(897)
State	117	(150)	(127)
	214	(3,517)	(3,002)
Total	$9,555	$6,746	$1,254

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2016 and 2015 (in thousands):

	2016	2015
Deferred tax assets:
Current deferred tax assets:
Bad debt expense	$—	$238
Inventory	—	675
Accrued liabilities	—	227
Employee benefits	—	2,025
Other	—	972
Less valuation allowance	—	(34)
Total current deferred tax assets	$—	$4,103
Non-current deferred tax assets
Inventory	$571	$—
Net operating loss	2,061	1,629
Employee benefits	2,059	—
Deferred compensation	3,171	1,490
Accrued liabilities	498	—
Other	1,062	295
Less valuation allowance	(2,895)	(1,982)
Total non-current deferred tax assets	$6,527	$1,432
Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid assets	$—	$(341)
Total current deferred tax liabilities:	$—	$(341)
Non-current deferred tax liabilities:
Difference in amortization basis of intangibles	$(11,115)	$(11,131)
Difference in depreciable basis of property	(4,928)	(4,182)
Other	(432)	—
Total non-current deferred tax liabilities	(16,475)	(15,313)
Net non-current deferred tax liability	$(9,948)	$(10,119)

As of July 31, 2016, the Company has $7.9 million of foreign net operating loss carry forwards, which do not expire.

The Company records provisions for uncertain tax provisions in accordance with GAAP, which prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The statute of limitations remains open for the fiscal year ended July 31, 2013 and forward for United States federal income taxes and fiscal year ended July 31, 2011 and forward for state tax jurisdictions.

The Company’s subsidiary in Italy is contesting income tax assessments for the three year period ended July 31, 2011 and a registration tax assessment for the December 2007 purchase of the electronic chemicals business in Italy. Adjustments were proposed by the taxing authorities that would result in approximately $2.8 million (including interest and penalties) of additional liability, if all the adjustments are sustained. In October 2014, the Italian tax court ruled in favor of the Company’s positions related to the income tax assessments, but the government appealed the ruling. In October 2016, however, the Italian tax court confirmed the earlier ruling in favor of the Company. That decision is subject to further appeal by the government. Even in the event of an unfavorable result on appeal, the Company does not expect all of this amount to result in cash payments, as the Company would be able to utilize available net operating losses. The Company intends to vigorously defend its tax position. The ultimate outcome of this examination is subject to uncertainty, and the Company had a liability for its uncertain tax position in Italy as of July 31, 2016 and 2015 of $98,000 and $57,000, respectively, which includes penalties and interest offset by net operating losses. See Note 8.

The Company does not intend for previously unremitted foreign earnings associated with its Mexico operations to be permanently reinvested outside the United States. Except for Mexico, the Company maintains its foreign earnings from the remaining foreign subsidiaries to be permanently reinvested.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35% to income from continuing operations before income taxes for each of the years ended July 31, 2016, 2015, and 2014, respectively (in thousands):

	2016	2015	2014
Income taxes at the federal statutory rate	$9,881	$6,610	$93
Effect of foreign operations	485	182	329
Change in valuation allowance	311	648	1,725
Adjustments to foreign operations	—	1,148	(916)
Effects of foreign currency fluctuations	(330)	(953)	—
State income taxes, net of federal income tax effect	969	639	269
Production deduction and tax credits	(1,473)	(1,182)	—
Acquisition related cost	85	125	—
Other	(373)	(471)	(246)
Total	$9,555	$6,746	$1,254

Uncertain Tax Positions

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at July 31, 2015	$718
Increases related to prior years positions	249
Increases related to current year positions	287
Balance at July 31, 2016	$1,254

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of income. The Company recognized $69,000 in penalties and interest during the year ended July 31, 2016 related to unrecognized tax benefits.

6. INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	Number of Years
	Weighted		July 31, 2016
	Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,104)	$(117)	$983
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(87)	—	30
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,616)	(831)	8,653
Other chemicals-customer relationships (15 years)	15.0	10,291	(858)	—	9,433
Other chemicals-other related contracts (5 years)	5.0	152	(38)	—	114
Electronic chemicals - Tolling/License Agreements (1-3 years)	1.4	328	(93)	—	235
Total intangible assets subject to amortization	13.6	$27,192	$(6,796)	$(948)	$19,448
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$33,906

	Number of Years
	Weighted		July 31, 2015
	Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(839)	$(87)	$1,278
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(77)	—	40
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(3,649)	70	10,521
Other chemicals-customer relationships (15 years)	15.0	10,291	(172)	—	10,119
Other chemicals-other related contracts (5 years)	5.0	152	(8)	—	144
Total intangible assets subject to amortization	13.8	$26,864	$(4,745)	$(17)	$22,102
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$36,560

Assets acquired in the acquisition of the industrial lubricants business in May 2015 included $10.3 million of customer relationships and $0.2 million of non-compete agreements, which are being amortized over fifteen and five years, respectively. Additionally, in connection with the acquisition, the Company recorded $11.4 million of goodwill (non-deductible for tax). Assets acquired in the acquisition of the UPC subsidiaries in May 2013 included $12.8 million of product qualifications and $1.9 million of non-compete agreements, which are being amortized over fifteen and seven years, respectively. Intangible assets subject to amortization are amortized over their estimated useful lives which are between five and fifteen years. Total amortization expense related to intangible assets was approximately $2.0 million, $1.7 million and $1.8 million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

The following table presents carrying value of goodwill by operating segment as of July 31, 2016, 2015 and 2014 (in thousands):

	Other Chemicals	Electronic Chemicals	Total
Balance as of July 31, 2014	3,779	8,816	12,595
Industrial lubricants business acquisition	11,352	—	11,352
Foreign currency translation adjustment	—	(877)	(877)
Sale of creosote business	(662)	—	(662)
Balance as of July 31, 2015	14,469	7,939	22,408
Purchase price adjustment	35	—	35
Foreign currency translation adjustment	—	(215)	(215)
Balance as of July 31, 2016	$14,504	$7,724	$22,228

7. LONG-TERM OBLIGATIONS

Working Capital

On October 9, 2014, the Company refinanced its then existing revolving loan facility and entered into a new credit facility as reported on the Form 8-K filed on October 10, 2014 (the “Second Restated Credit Facility”). At July 31, 2016 the Company had $35.8 million outstanding under the Second Restated Credit Facility of $150.0 million. The maximum borrowing capacity under that revolving loan facility was $111.5 million, after giving effect to a reduction of $2.7 million for unused letters of credit.

Long Term Obligations

The Company’s long-term debt and current maturities as of July 31, 2016 and 2015 consisted of the following (in thousands):

	July 31, 2016	July 31, 2015
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at July 31, 2016	$35,800	$53,000

The Second Restated Credit Facility was refinanced with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. The initial advance under the Second Restated Credit Facility was used to repay in full the $20.0 million outstanding indebtedness under the Company’s note purchase agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company, and the Company refinanced $38.0 million then outstanding under its existing revolving loan facility.

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

Advances under the revolving loan bore interest at 1.496% as of July 31, 2016. The Company also incurs an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including requirements that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of July 31, 2016, the Company was in compliance with all covenants of the Second Restated Credit Facility.

Principal payments due under long-term debt agreements as of July 31, 2016 for the fiscal years ended July 31 are as follows (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$35,800	$—	$—	$—	$35,800	$—	$—

8. COMMITMENTS AND CONTINGENCIES

Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2016 are summarized in the following table (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases	$21,832	$3,013	$2,355	$2,198	$1,589	$1,341	$11,336
Purchase obligations(1)	46,642	37,811	8,239	592	—	—	—
Total	$68,474	$40,824	$10,594	$2,790	$1,589	$1,341	$11,336

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.

Rent expense relating to the operating leases was approximately $3.1 million, $3.4 million and $3.8 million in fiscal years 2016, 2015 and 2014, respectively.

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

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $430,000, $977,000, and $667,000, in fiscal years 2016, 2015 and 2014, respectively. These costs are included in selling, general, and administrative expenses.

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

The Company’s subsidiary in Italy is contesting two cases in the Provincial Tax Court in Milan, Italy. In the first case the Company disputes income tax assessments by the taxing authority for the three year period ended July 31, 2011. In the aggregate, the amount of the assessments, including interest and penalties, is €1.8 million. If all the adjustments are sustained, the additional liability for the years 2009 through 2011 would total approximately $2.0 million, including interest and penalties through July 31, 2016 (at an exchange rate of 1.11 $/€). The Company had a liability for an uncertain tax position for items in the amount of $98,000, $57,000 and $326,000 as of July 31, 2016, 2015 and 2014, respectively. The Provincial Tax Court issued a ruling in October 2014 agreeing with the Company’s positions in the income tax assessment case, but the government appealed that ruling. In October 2016, however, the court confirmed the initial ruling in favor of the Company. That decision is subject to further appeal by the government. In the second case, the Company’s subsidiary contests the assessment of additional registration tax. The taxing authority is asserting an increased valuation of assets purchased from Air Products and Chemicals, Inc. in December 2007 on which registration tax is payable. The amount of this assessment, including interest and penalties through July 31, 2016, is €816,000 (or approximately $906,000, at an exchange rate of 1.11 $/€). In June 2016, the court ruled in the Company’s favor, in part, by reducing the amount of the assessment to €297,000. In October 2016, the Company appealed that ruling to the extent that it supported a partial increased assessment. The Company expects that the taxing authority will appeal the portion of the court’s ruling that reduced the assessment. The Company intends to vigorously pursue its position before the court in both cases, but the ultimate outcome of this litigation is subject to uncertainty.

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. The Company’s subsidiary, KMG-Bernuth, was notified in October 2014 that the EPA considered it to have potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” in connection with this site by virtue of its relationship with certain alleged successor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company). The EPA has estimated that the remediation will cost approximately $22.0 million. The Company and approximately seven other parties entered into an interim agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party. The Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter, with such amount accrued at July 31, 2016 and 2015.

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

9. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan in which all regular U.S. employees are eligible to participate. The Company makes matching contributions under this plan of up to 4% of a participant’s compensation up to the annual regulated maximum amounts. The first 3% of the employee contribution is matched at 100%. The next 2% of the employee contribution is matched at 50%. Company contributions to the plan totaled approximately $638,000, $573,000 and $608,000 in fiscal years 2016, 2015, and 2014, respectively.

The locations in the United Kingdom and Singapore make contributions to retirement plans that function as defined contribution retirement plans. The Company’s contributions to those plans were approximately $1.6 million, $1.3 million and $1.5 million in fiscal years 2016, 2015 and 2014, respectively.

The Company’s other long-term liabilities included approximately $1.4 million, $1.2 million and $1.1 million as of July 31, 2016, 2015 and 2014, respectively, related to benefit obligations in connection with the France location included in the acquisition of the UPC business. This payable is an unfunded benefit obligation of the Company.

The Company has an employee benefit arrangement for one of its former U.S. employees. As of July 31, 2016, 2015 and 2014, the associated liability was approximately $363,000, $490,000 and $553,000, respectively. The amount payable is a general obligation of the Company. Benefit payments under this arrangement, which the Company began paying in April 2013, will be paid for 10 years.

10. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2016	2015	2014
	(Amounts in thousands, except per share data)
Net income/(loss) from continuing operations	$18,675	$12,138	$(988)
Weighted average shares outstanding
Weighted average shares outstanding — basic	11,719	11,673	11,615
Dilutive effect of options/warrants and stock awards	207	106	—
Weighted average shares outstanding — diluted	11,926	11,779	11,615
Basic earnings/(loss) per share	$1.59	$1.04	$(0.09)
Diluted earnings/(loss) per share	$1.57	$1.03	$(0.09)

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There was an average of 11,281 shares, 136 shares and 21,033 shares for the fiscal years ended 2016, 2015 and 2014, respectively, not included in the computation of diluted earnings per share because they were anti-dilutive. Potentially dilutive shares are not included in the computation of diluted weighted average shares outstanding for the fiscal year ended July 31, 2014 due to a loss from continuing operations for the year.

11. STOCK-BASED COMPENSATION

Stock-Based Incentive Plans

The Company adopted a 2016 Long-Term Incentive Plan (“2016 LTI Plan”) in January 2016 and it was approved by the shareholders at the annual meeting in January 2016. The Company adopted a 2009 Long-Term Incentive Plan (“2009 LTI Plan”) in October 2009 and it was approved by the shareholders at the annual meeting in December 2009 (the 2016 LTI Plan and the 2009 LTI Plan are referred to collectively as the “LTI Plans”).

The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation and Development Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 500,000 shares under the 2016 LTI Plan and 750,000 under the 2009 LTI Plan. No executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals, relating to more than 200,000 shares of common stock under the 2016 LTI Plan or 250,000 shares of common stock under the 2009 LTI Plan. At July 31, 2016 there were approximately 120,323 shares available for future grants under the 2016 LTI Plan and 53,691 shares available for future grants under the 2009 LTI Plan.

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation costs of approximately $4.8 million, $2.8 million and $2.2 million, respectively, for the fiscal years ended July 31, 2016, 2015 and 2014, and the related tax benefits of $1.7 million, $887,000 and $825,000, respectively, for the fiscal years ended July 31, 2016, 2015 and 2014. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.

As of July 31, 2016, there was approximately $6.8 million of unrecognized compensation costs that are related to outstanding stock awards expected to be recognized over a weighted-average period of 2.2 years.

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

A summary of activity for stock-awards is presented below.

Performance Shares

The Company grants performance-based Series 1 and Series 2 awards for shares to certain executives and employees. Stock-based compensation for the awards is recognized over the requisite service period beginning on the date of grant through the end of the measurement period based on the number of shares expected to vest under the awards at the end of the measurement period. The expected percent of vesting is determined using certain performance measures described below and is re-evaluated at the end of each reporting period through the end of the measurement period.

At August 1, 2015, there were 244,790 non-vested performance share awards outstanding, which reflected the maximum number of shares under the awards, and 120,692 performance share awards vested during the fiscal year ended July 31, 2016. As of July 31, 2016, the non-vested performance-based stock awards consisted of awards granted to certain executives and employees in fiscal years 2016, 2015 and 2014 as summarized below, reflecting the target number of shares under the awards.

Date of Grant	Series Award	Target Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Actual or Expected Percentage of Vesting (1)	Shares Projected to Vest or Vested
Fiscal Year 2016 Award
03/10/2016	Series 1	14,625	$21.89	10/31/2018
01/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(5,350)
	Total Series 1	66,438			100%	66,438

01/19/2016	Series 3	82,938	$20.89	07/31/2020	100%	82,938
12/11/2015	Series 3	10,000	$19.03	07/31/2016	100%	10,000
12/11/2015	Series 3	4,000	$19.03	07/31/2016	100%	4,000

Fiscal Year 2015 Award
03/26/2015	Series 1	21,173	$25.85	07/31/2017
12/09/2014	Series 1	103,499	$17.81	07/31/2017
	Forfeitures(2)	(11,685)
Total	Total Series 1	112,987			159%	179,355
Fiscal Year 2014 Award
02/25/2014	Series 1	127,315	$14.88	07/31/2016
	Forfeitures(2)	(17,596)
	Total Series 1	109,719			110%	120,692

(1)	The percentage vesting for performance share awards is currently estimated at 100%, 159% and 110% of the target awards for the fiscal year 2016, 2015 and 2014 awards, respectively.
(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2016, 2015 and 2014 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2016, 2015 and 2014 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through July 31, 2016, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2016 and 2015 awards, shares vested under the awards may increase to a maximum of 200% and 167%, respectively, of the target award on achievement of maximum performance objectives.

Series 2: None outstanding.

Series 3: The table includes certain performance-based awards that are granted to Christopher T. Fraser according to his employment agreement. In fiscal year 2016, Mr. Fraser was awarded (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement. In each case the awards are measured over a one year period beginning August 1 and ending July 31. These awards fully vested as of July 31, 2016. In fiscal year 2016 Mr. Fraser was also awarded a performance-based Series 3 award for 82,938 shares of common stock (at target) having performance requirements related to cumulative revenue and total stockholder return. The measurement period for the fiscal year 2016 award begins on November 1, 2015 and the award vests one-third (1/3) at July 31, 2018, 2019 and 2020. The shares vested may increase to a maximum of 200% of the target award on achievement of maximum performance objectives. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. The award for fiscal year 2015 was fully vested and 14,000 shares were issued on October 1, 2015.

The weighted-average grant-date fair value of performance share awards forfeited during the fiscal year 2016 was $17.91. The weighted-average grant-date fair value of performance share awards outstanding at August 1, 2015 and July 31, 2016 was $17.36 and $20.09, respectively.

The total grant-date fair value of performance share awards vested during fiscal years 2016, 2015 and 2014 was approximately $2.1 million, $233,000, and $45,000, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the fiscal year ended July 31, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2014	50,100	$19.19
Granted(1)	68,774	20.00
Vested(2)	(36,186)	19.65
Forfeited	—	—
Non-vested on August 1, 2015	82,688	19.66
Granted(3)	177,799	21.94
Vested(4)	(39,557)	21.04
Forfeited(5)	(9,562)	20.51
Non-vested on July 31, 2016	211,368	21.28

(1)

Includes 19,386 shares awards granted to non-employee directors during fiscal year 2015. Includes 8,000 share awards granted to certain employees vesting over one or two years from the date of grant. Includes 41,388 share awards granted to certain employees and executives during fiscal year 2015 which are expected to vest on July 31, 2016. The Company recognizes compensation expense related to the awards over the respective service period.

(2)

Includes 19,386 share awards granted to non-employee directors for service during fiscal year 2015. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 16,800 share awards granted to employees.

(3)

Includes 19,007 share awards granted to non-employee directors during fiscal year 2016. Includes 7,000 share awards granted to certain employees vesting over one or two years from the date of grant. Includes 71,792 share awards granted to certain employees and executives during fiscal year 2016 which are expected to vest on October 31, 2018. Also includes 80,000 share awards granted to Mr. Fraser which vest over a service period of five years beginning on August 1, 2015. The share awards are to vest one third (1/3) at the end of years three, four and five of the service period. The Company recognizes compensation expense related to the awards over the respective service period.

(4)

Includes 19,007 share awards granted to non-employee directors for service during fiscal year 2016. The share awards vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 20,550 share awards granted to employees. The vested amounts includes 6,000 share awards granted to Mr. Fraser.

(5)	Forfeitures includes awards that were granted in fiscal years 2016 and 2015 to certain employees that were forfeited at the termination of their employment.

The total fair value of share awards vested during the fiscal years ended 2016, 2015 and 2014 was approximately $832,000, $944,000, and $1,822,000, respectively.

12. SEGMENT INFORMATION

The Company has two reportable segments—electronic chemicals and other chemicals. In conjunction with the acquisition of the industrial lubricants business, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals and other chemicals business segments. Previously the Company had two reportable segments – electronic chemicals and wood treating chemicals. The electronic chemicals segment includes the ultra pure chemicals business acquired from OM Group on May 31, 2013 and the NFC acquisition on April 4, 2016, and represents the substantial majority of the Company’s on-going operations. During the second quarter ended January 31, 2015, the Company sold the creosote business which, along with the Company’s penta business, comprised the previous wood treating chemicals segment. The remaining piece of the wood treating chemicals segment was combined with the recently acquired industrial lubricants business and are presented as the other chemicals segment. Therefore, as of May 1, 2015 our other chemicals segment includes the Company’s penta business and the recently acquired industrial valve lubricants and sealants business.

The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies. See Note 1.

	Electronic Chemicals	Other Chemicals	Other Activities	Consolidated
	(Amounts in thousands)
2016
Net Sales	$261,523	$36,455	$—	$297,978
Depreciation and amortization(1)	11,832	1,149	1,553	14,534
Income from operations(2)	32,141	12,631	(17,201)	27,571
Goodwill and intangible assets, net	17,625	38,509	—	56,134
Total assets	165,561	53,798	17,669	237,028
2015
Net Sales	$265,608	$54,820	$70	$320,498
Depreciation and amortization(1)	12,257	626	648	13,531
Income from operations(2)	21,787	8,735	(13,933)	16,589
Goodwill and intangible assets, net	19,778	39,190	—	58,968
Total assets	169,355	58,878	14,126	242,359
2014
Net Sales	$253,754	$99,514	$138	$353,406
Depreciation and amortization(1)	13,240	400	477	14,117
Income from operations(2)	14,089	8,390	(18,528)	3,951
Goodwill and intangible assets, net	23,065	17,883	—	40,948
Total assets	192,402	41,178	17,278	250,858

(1)	Segment depreciation excludes depreciation for restructuring and realignment.
(2)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges, which are included in the Other Activities column.

For fiscal years 2016, 2015 and 2014 sales to one customer represented approximately 26%, 23% and 15%, respectively, of the Company’s net sales. In fiscal year 2014, sales to another customer represented approximately 13% of the Company’s net sales, No other customers accounted for 10% or more of the Company’s net sales.

Geographic Data:

The Company operated 15 facilities that are dedicated to manufacturing, blending and distributing products in seven countries. The United States is home to four of those sites, representing 59% of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	2016	2015	2014
	(Amounts in thousands)
Net sales:
United States	$162,427	$183,384	$212,903
International	135,551	137,114	140,503
Net sales	$297,978	$320,498	$353,406
Property, plant and equipment, net:
United States	$47,118	$45,257
International	32,621	35,332
Property, plant and equipment, net	$79,739	$80,589

13. RESTRUCTURING AND REALIGNMENT EVENTS

As part of the Company’s global restructuring of its electronic chemicals operations, the Fremont, California manufacturing site acquired in the acquisition from OM Group was closed in fiscal year 2014, and production has been shifted primarily to the Company’s Hollister, California and Pueblo, Colorado facilities. The Company closed one of its facilities in Milan, Italy in December 2015, and shifted some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed. Restructuring charges, exclusive of accelerated depreciation, have been $1.8 million in the aggregate in fiscal years 2016 and 2015.

At July 31, 2016, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee Costs	Decommissioning and Environmental	Other	Total
Accrued liability at July 31, 2013	$—	$—	$—	$—
Charges	2,631	1,260	34	3,925
Payments	(698)	(438)	—	(1,136)
Adjustment	(45)	(12)	(7)	(64)
Accrued liability at July 31, 2014	$1,888	$810	$27	$2,725
Charges	—	90	11	101
Payments	(882)	(654)	(12)	(1,548)
Adjustment	(290)	(77)	(9)	(376)
Accrued liability at July 31, 2015	$716	$169	$17	$902
Payments	(4)	(135)	(17)	(156)
Adjustment	9	2	—	11
Accrued liability at July 31, 2016	$721	$36	$—	$757

Total accelerated depreciation for the fiscal years ended July 31, 2016 and 2015 was $295,000 and $900,000, respectively.

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

The changes to the asset retirement obligation associated with realignment are as follows:

Asset retirement obligation at July 31, 2014	$3,870
Charges	671
Payments	(3,721)
Adjustment	(9)
Asset retirement obligation at July 31, 2015	$811
Charges	129
Payments	(772)
Asset retirement obligation at July 31, 2016	$168

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

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2016
Net sales	$76,650	$70,859	$75,168	$75,301
Gross profit	29,260	28,233	29,158	28,857
Operating income	7,320	6,137	7,029	7,085
Income before income taxes	7,151	6,034	8,522	6,523
Net income	4,591	3,979	6,362	3,743
Earnings per share:
Net income per share
- basic	$0.39	$0.34	$0.54	$0.32
- diluted	0.39	0.33	0.53	0.31
Year Ended July 31, 2015
Net sales	$90,779	$79,762	$73,964	$75,993
Gross profit	27,591	28,555	26,815	26,516
Operating income	2,819	3,167	4,761	5,842
Income before income taxes	1,988	8,534	2,827	5,535
Net income	1,185	5,490	2,135	3,328
Earnings per share:
Income per share
- basic	$0.10	$0.47	$0.18	$0.29
- diluted	0.10	0.47	0.18	0.28

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2016 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2016.

Management’s assertion about the effectiveness of our internal control over financial reporting as of July 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended July 31, 2015, management identified material weaknesses in internal controls over financial reporting as of July 31, 2015. The identified material weaknesses resulted from our personnel not having sufficient knowledge, experience and skills to handle both the demands of financial reporting in the fourth quarter of fiscal year 2015 and the added burden of the implementation and stabilization of our new ERP system in that quarter, and also resulted from failures in the control environment and monitoring activities over our operations in France. During the fiscal year ended July 31, 2016, the Company took the following remedial actions to address the material weaknesses in internal controls over financial reporting:

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
•

A complete review of the appropriateness of all personnel performing all transactions in the Company’s ERP system was performed in each quarter of fiscal year 2016, and all information system access was determined to have been appropriate. New protocols for ERP access were implemented.

•	Sarbanes-Oxley training sessions were completed for all relevant personnel.
•	Management added Sarbanes-Oxley compliance requirements as part of its annual performance review guidelines.
•	Management and internal audit established a Sarbanes-Oxley steering committee to oversee the remediation process.
•	Management obtained positive confirmation from control owners that controls were performed, and continues to monitor the performance of controls on an on-going basis.

•	Management streamlined and simplified its consolidation process enabling greater transparency and reviews.

Regarding the Company’s operations in France, additional actions included the following:

•	The Company hired a new Sarbanes-Oxley Coordinator in June 2015 who was fully involved in the financial close process by the end of the first fiscal quarter.
•

The Company established ongoing, regular and frequent communication and education sessions between the Company’s corporate controller and its French accounting leadership team (including multiple on-site visits) relating to the control deficiencies, reporting and disclosure requirements.

•	The Company reemphasized the importance of disclosures and reporting with key members of its senior leadership and European leadership teams.
•	Management received positive confirmation that key controls related to disclosure were performed, and continues to monitor the performance of disclosure controls on an on-going basis.

The Company has concluded that the above actions were effective as of July 31, 2016 in remediating the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

Except for the items identified above, there were no changes to our internal control over financial reporting during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2016.

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

4.1	Form of Common Stock Certificate filed as Exhibit 4.1 to the Company’s Form 10-QSB12G filed December 6, 1996, and incorporated herein by reference.

10.1*	Employment Agreement with Roger C. Jackson dated August 1, 2002 filed as Exhibit 10.31 to the Company’s 2003 report on Form 10-K filed October 23, 2003, and incorporated herein by reference.

10.2*	Supplemental Executive Retirement Plan dated effective August 1, 2001 filed as Exhibit 10.27 to the Company’s 2001 report on Form 10-K filed October 24, 2001, and incorporated herein by reference.

10.3*	Performance-Based Restricted Stock Agreement, Series 1 dated September 2, 2005 filed as Exhibit 10.28 to the Company’s report on Form 8-K filed September 7, 2005, and incorporated herein by reference.

10.4*	Performance-Based Restricted Stock Agreement, Series 2 dated September 2, 2005 filed as Exhibit 10.29 to the Company’s report on Form 8-K filed September 7, 2005, and incorporated herein by reference.

10.5†	Agreement with Acme Chemical Marketing, LLC dated February 14, 2008 filed as Exhibit 10.41, to the Company’s report on Form 10-Q filed March 17, 2008, and incorporated herein by reference.

10.6*

Executive Severance Plan dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the Company’s report on Form 8-K filed October 13, 2008, and incorporated herein by reference.

10.7†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the Company’s report on Form 8-K filed May 13, 2009, and incorporated herein by reference.

10.8*	2009 Long Term Incentive Plan of the Company, filed as Exhibit 10.46 to the Company’s report on Form 10-K filed October 14, 2009, and incorporated herein by reference.

10.9*	Employment Agreement with Mr. Fraser dated September 24, 2013 filed as Exhibit 10.31 to the Company’s report on Form 8-K filed on September 26, 2013, and incorporated herein by reference.

10.10	Form of the Indemnification Agreement filed as Exhibit 10.32 to the Company’s report on Form 8-K filed on March 3, 2014, and incorporated herein by reference.

10.11

Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association Bank of America, N.A., HSBC Bank USA, National Association, and JPMorgan Chase Bank, N.A. dated October 9, 2014 initially filed as Exhibit 10.33 to the Company’s report on Form 8-K filed October 10, 2014, and incorporated herein by reference.

10.12

Asset Purchase Agreement dated as of January 16, 2015 between the Company, KMG-Bernuth, Inc. and Koppers Inc., filed as Exhibit 10.34 to the Company’s report on Form 8-K filed on January 20, 2015, and incorporated herein by reference.

10.13

Agreement and Plan of Merger dated as of April 1, 2015, among KMG Chemicals, Inc., Valves Incorporated of Texas, KMG Victoria I, LLC, KMG Victoria II, LLC and the Principal Shareholders and the Shareholders’ Representative named therein, filed as Exhibit 10.35 to the Company’s report on Form 8-K filed on April 2, 2015, and incorporated herein by reference.

10.14*	2016 Long Term Incentive Plan of the Company, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2016, and incorporated herein by reference.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certificate under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificate under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(c)

Schedule II-Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements of notes thereto.

KMG Chemicals, Inc.

Schedule II — Valuation and Qualifying Accounts

Fiscal years ended July 31, 2016, 2015 and 2014

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Additions/ Deductions	Balance at end of period
Year ended July 31, 2016:
Allowance for doubtful accounts	$144	$7	$59	$210
Inventory obsolescence	481	173	—	654
Valuation allowance on deferred tax assets	2,016	(360)	1,239	2,895
Year ended July 31, 2015:
Allowance for doubtful accounts	$272	$—	$(128)	$144
Inventory obsolescence	290	941	(750)	481
Valuation allowance on deferred tax assets	1,725	291	—	2,016
Year ended July 31, 2014:
Allowance for doubtful accounts	$224	$108	$(60)	$272
Inventory obsolescence	180	221	(111)	290
Valuation allowance on deferred tax assets	—	1,725	—	1,725

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ Christopher T. Fraser	Date: October 14, 2016
Christopher T. Fraser President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marcelino Rodriguez	Date: October 14, 2016
Marcelino Rodriguez, Vice President and Chief Financial Officer

By:	/s/ M. Shawn Ham	Date: October 14, 2016
M. Shawn Ham, Controller and Chief Accounting Officer

By:	/s/ James F. Gentilcore	Date: October 14, 2016
James F. Gentilcore, Director

By:	/s/ Gerald G. Ermentrout	Date: October 14, 2016
Gerald G. Ermentrout, Director

By:	/s/ George W. Gilman	Date: October 14, 2016
George W. Gilman, Director

By:	/s/ Robert Harrer	Date: October 14, 2016
Robert Harrer, Director

By:	/s/ John C. Hunter, III	Date: October 14, 2016
John C. Hunter, III, Director

By:	/s/ Fred C. Leonard	Date: October 14, 2016
Fred C. Leonard III, Director

By:	/s/ Karen A. Twitchell	Date: October 14, 2016
Karen A. Twitchell, Director