Form 10-Q
period 2016-10-31
KMG CHEMICALS INC
filed 2016-12-12
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of December 7, 2016, there were 11,855,857 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	October 31,	July 31,
	2016	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,606	$12,428
Accounts receivable
Trade, net of allowances of $184 at October 31, 2016 and $210 at July 31, 2016	34,446	33,324
Other	5,101	5,572
Inventories, net	34,851	37,401
Prepaid expenses and other	6,438	6,623
Total current assets	98,442	95,348
Property, plant and equipment, net	77,706	79,739
Goodwill	22,039	22,228
Intangible assets, net	32,968	33,906
Restricted cash	1,000	1,000
Other assets, net	4,828	4,807
Total assets	$236,983	$237,028
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,534	$26,418
Accrued liabilities	10,977	11,252
Employee incentive accrual	3,142	5,999
Total current liabilities	41,653	43,669
Long-term debt	33,300	35,800
Deferred tax liabilities	9,982	9,948
Other long-term liabilities	4,299	4,422
Total liabilities	89,234	93,839
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,888,664 shares issued and outstanding at October 31, 2016 and 11,877,282 shares issued and outstanding at July 31, 2016	119	119
Additional paid-in capital	38,035	36,553
Accumulated other comprehensive loss	(14,358)	(12,047)
Retained earnings	123,953	118,564
Total stockholders’ equity	147,749	143,189
Total liabilities and stockholders’ equity	$236,983	$237,028

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended
	October 31,
	2016	2015
Net sales	$76,495	$76,650
Cost of sales	46,811	47,390
Gross profit	29,684	29,260
Distribution expenses	9,102	10,129
Selling, general and administrative expenses	11,901	11,215
Restructuring charges	—	466
Realignment charges	—	130
Operating income	8,681	7,320
Other (expense) income
Interest expense, net	(177)	(152)
Other, net	230	(17)
Total other (expense) income, net	53	(169)
Income before income taxes	8,734	7,151
Provision for income taxes	(2,992)	(2,560)
Net income	$5,742	$4,591
Earnings per share
Net income per common share basic	$0.48	$0.39
Net income per common share diluted	$0.47	$0.39
Weighted average shares outstanding
Basic	11,880	11,697
Diluted	12,152	11,865

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2016	2015
Net income	$5,742	$4,591
Other comprehensive income
Foreign currency translation loss	(2,311)	(484)
Total comprehensive income	$3,431	$4,107

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2016	2015
Cash flows from operating activities
Net income	$5,742	$4,591
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,552	3,545
Non-cash restructuring and realignment charges	—	105
Stock-based compensation expense	1,425	939
Deferred income tax expense	188	86
Other	182	110
Changes in operating assets and liabilities
Accounts receivable — trade	(1,657)	1,099
Accounts receivable — other	1,240	160
Inventories	2,092	2,310
Other current and noncurrent assets	(153)	420
Accounts payable	1,359	(7,850)
Accrued liabilities and other	(3,064)	2,450
Net cash provided by operating activities	10,906	7,965
Cash flows from investing activities
Additions to property, plant and equipment	(2,634)	(3,616)
Proceeds — insurance claim	250	—
Net cash used in investing activities	(2,384)	(3,616)
Cash flows from financing activities
Payments under credit facility	(2,500)	(1,500)
Excess tax benefit from stock-based awards	(57)	10
Payment of dividends	(353)	(351)
Net cash used in financing activities	(2,910)	(1,841)
Effect of exchange rate changes on cash	(434)	373
Net increase in cash and cash equivalents	5,178	2,881
Cash and cash equivalents at beginning of period	12,428	7,517
Cash and cash equivalents at end of period	$17,606	$10,398
Supplemental disclosures of cash flow information
Cash paid for interest	$128	$151
Cash paid for income taxes, net	$2,230	$1,371
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$482	$137

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated balance sheet as of July 31, 2016, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

These condensed consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016‑15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is planning to early adopt the standard beginning in the second quarter of fiscal 2017, and the impact on its consolidated financial statements and footnote disclosures is not expected to be material.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this ASU on a prospective basis in the second quarter of fiscal year 2016. This change in accounting principle did not have an impact on the Company’s results of operations, cash flow or stockholders’ equity.

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

2. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 272,000 and 168,000 dilutive shares related to stock-based awards for the three months ended October 31, 2016 and 2015, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if the effect of including them would be anti-dilutive. There were 11,160 and 14,783 potentially dilutive securities that were not included for the three months ended October 31, 2016 and 2015, respectively.

3. Inventories

Inventories are summarized in the following table (in thousands):

	October 31,	July 31,
	2016	2016
Raw materials	$7,764	$7,429
Work in process	963	1,195
Supplies	997	968
Finished products	25,855	28,463
Less: reserve for inventory obsolescence	(728)	(654)
Inventories, net	$34,851	$37,401

4. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31,	July 31,
	2016	2016
Land	$9,655	$9,765
Buildings and improvements	38,564	39,974
Equipment	88,182	88,470
Leasehold improvements	2,460	2,460
	138,861	140,669
Less: accumulated depreciation and amortization	(67,414)	(65,958)
	71,447	74,711
Construction-in-progress	6,259	5,028
Property, plant and equipment, net(1)	$77,706	$79,739

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

5. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2016. The Company recognized stock-based compensation costs of approximately $1.4 million and $939,000 for the three months ended October 31, 2016 and 2015, respectively. The Company also recognized the related tax benefits of $502,000 and $333,000 for the three months ended October 31, 2016 and 2015, respectively. Stock‑based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of October 31, 2016, the unrecognized compensation costs related to stock-based awards was approximately $8.5 million, which is expected to be recognized over a weighted-average period of 2.19 years.

Performance Shares

At August 1, 2016, there were 328,731 non-vested performance shares outstanding which reflected the number of shares under the awards expected to vest. No performance share awards vested during the three months ended October 31, 2016. As of October 31, 2016, the non-vested performance-based stock awards consisted of Series 1, Series 3 and Series 4 awards granted to certain executives and employees in fiscal years 2017, 2016 and 2015 as summarized below reflecting the target number of shares under the awards.

		Target			Expected	Shares
	Series	Award	Grant Date	Measurement	Percentage of	Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2017 Awards
10/21/2016	Series 3	14,000	$29.11	7/31/2017	100%	14,000
10/21/2016	Series 4	88,674	$29.11	7/31/2019	100%	88,674

Fiscal Year 2016 Awards
3/10/2016	Series 1	14,625	$21.89	10/31/2018
1/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(5,350)
	Total Series 1	66,438			100%	66,438

1/19/2016	Series 3	82,938	$20.89	7/31/2020	100%	82,938

Fiscal Year 2015 Awards
3/26/2015	Series 1	21,173	$25.85	7/31/2017
12/9/2014	Series 1	103,499	$17.81	7/31/2017
	Forfeitures(2)	(11,685)
	Total Series 1	112,987			163%	184,310

(1)

The percentage vesting for Series 1 performance share awards is currently estimated at 100% and 163% of the target award for the fiscal year 2016 and 2015 awards, respectively. The percentage vesting for Series 3 performance share awards is currently estimated at 100% of the target award for each of the fiscal year 2017 and 2016 awards. The percentage vesting for Series 4 performance share awards is currently estimated at 100% of the target award for the fiscal year 2017 awards.

(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2016 and 2015 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2016 and 2015 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through October 31, 2016, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2016 and 2015 awards, shares vested may increase to a maximum of 200% and 167%, respectively, of the target award on achievement of maximum performance objectives.

Series 3: In fiscal year 2017, Mr. Fraser was awarded (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. These awards are expected to vest at 100% of the target award. In fiscal year 2016, Mr. Fraser was awarded (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. These awards fully vested as of July 31, 2016 and 14,000 shares were issued on August 5, 2016. Awards to Mr. Fraser for fiscal year 2015 included (i) a performance-based Series 3 award for 10,000 shares of common stock (at maximum) having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 shares of common stock having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. The award for fiscal year 2015 was fully vested and 14,000 shares were issued on October 1, 2015. In fiscal year 2016 Mr. Fraser was also awarded a performance-based Series 3 award for 82,938 shares of common stock (at target) having performance requirements related to cumulative revenue and total stockholder return. The measurement period for the fiscal year 2016 award begins on November 1, 2015 and the award vests one-third (1/3) at July 31, 2018, 2019 and 2020. The shares vested may increase to a maximum of 200% of the target award on achievement of maximum performance objectives. These awards are expected to vest at 100% of the target award.

Series 4: For the fiscal year 2017 awards, each award includes two tranches. For the first tranche, vesting is subject to the achievement of an adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) metric. For the second tranche, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 4 awards, the expected percentage vesting is evaluated through October 31, 2016, and reflects the percentage of shares projected to vest at the end of the measurement period. For the fiscal year 2017 awards, the shares vested in the second tranche may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards outstanding was $22.23 and $17.36 at October 31, 2016 and August 1, 2016, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the three months ended October 31, 2016 and 2015 was $29.11 and $21.04, respectively.

The weighted-average per share grant-date fair value of awards forfeited during the three months ended October 31, 2015 was $19.63.

Time-Based Shares

A summary of activity for time-based stock awards for the three months ended October 31, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2016	211,368	$21.28
Granted (1)	4,837	27.14
Vested(2)	(11,587)	23.99
Non-vested on October 31, 2016	204,618	21.27

(1)	Includes 4,837 shares granted to non-employee directors for service during the three month period ended October 31, 2016.
(2)

Includes 4,837 shares granted to non-employee directors for service for the three months ended October 31, 2016. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 6,750 shares granted to certain employees and executives.

The total fair value of time-based shares vested during the three months ended October 31, 2016 and 2015 was approximately $278,000 and $474,000, respectively.

6. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	October 31, 2016
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,170)	$(144)	$890
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(91)	—	26
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,836)	(1,198)	8,066
Other chemicals-customer relationships (15 years)	15.0	10,291	(1,029)	—	9,262
Other chemicals-Other related contracts (5 years)	5.0	152	(46)	—	106
Electronic chemicals-Tolling/License Agreements (1-3 years)	1.4	328	(162)	(6)	160
Total intangible assets subject to amortization	13.6	$27,192	$(7,334)	$(1,348)	$18,510
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$32,968

	Number of Years	July 31, 2016
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,104)	$(117)	$983
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(87)	—	30
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,616)	(831)	8,653
Other chemicals-customer relationships (15 years)	15.0	10,291	(858)	—	9,433
Other chemicals-other related contracts (5 years)	5.0	152	(38)	—	114
Electronic chemicals- Tolling/License Agreements (1-3 years)	1.4	328	(93)	—	235
Total intangible assets subject to amortization	13.6	$27,192	$(6,796)	$(948)	$19,448
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$33,906

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $535,000 and $499,000 for the three month periods ended October 31, 2016 and 2015, respectively.

7. Dividends

Dividends of approximately $0.35 million ($0.03 per share) and $0.35 million ($0.03 per share) were declared and paid in the first quarter of fiscal years 2016 and 2015, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on December 8, 2016 to be paid on January 5, 2017 to shareholders of record on December 23, 2016.

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

	Electronic Chemicals	Other Chemicals	Other Activities	Consolidated
	(Amounts in thousands)
Three months ended October 31, 2016
Net Sales	$66,921	$9,574	$—	$76,495
Depreciation and amortization(1)	$2,852	$287	$413	$3,552

Income from operations(2)	$8,062	$3,681	$(3,062)	$8,681
Total other income (expense), net				53
Income before income taxes				$8,734

Three months ended October 31, 2015
Net Sales	$66,082	$10,568	$—	$76,650
Depreciation and amortization(1)	$2,915	$297	$333	$3,545

Income from operations(2)	$7,274	$3,764	$(3,718)	$7,320
Total other income (expense), net				(169)
Income before income taxes				$7,151

(1)	Segment depreciation excludes depreciation for restructuring and realignment.
(2)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges, which are included in the Other Activities column.

9. Long-Term Debt

The Company’s debt as of October 31, 2016 and July 31, 2016 consisted of the following:

	October 31,	July 31,
	2016	2016
	(Amounts in thousands)
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at October 31, 2016	$33,300	$35,800

On October 9, 2014, the Company entered into a new credit facility (the “Second Restated Credit Facility”) with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A. The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The maturity date for the Second Restated Credit Facility is October 9, 2019. At October 31, 2016, the Company had $33.3 million outstanding under the Second Restated Credit Facility. The maximum available borrowing capacity remaining under the Second Restated Credit Facility as of October 31, 2016 was $ 114.0 million, after giving effect to a reduction of $2.7 million for unused letters of credit.

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

Advances under the revolving loan bore interest at 1.534% as of October 31, 2016. The Company will also incur an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of October 31, 2016, the Company was in compliance with all covenants of the Second Restated Credit Facility.

10. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three month periods ended October 31, 2016 and 2015 was 34.3% and 35.8%, respectively.

11. Litigation and Other Contingencies

The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss or range of loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in the Company’s consolidated financial statements.

The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. The Company’s subsidiary, KMG-Bernuth, was notified in October 2014 that the EPA considered it to have potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA,” in connection with this site by virtue of its relationship with certain alleged successor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company). The EPA has estimated that the remediation will cost approximately $22.0 million. The Company and approximately seven other parties entered into an interim agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party. The Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter. As of October 31, 2016, the liability remaining was $1.1 million.

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

At October 31, 2016, the accrued liability associated with restructuring and other related charges consisted of the following (in thousands):

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2016	$721	$36	$—	$757
Payments	—	(113)	(9)	(122)
Adjustment	(317)	201	106	(10)
Accrued liability at October 31, 2016	$404	$124	$97	$625

Total accelerated depreciation for the three months ended October 31, 2015 was $105,000. There was no accelerated depreciation recorded for the three months ended October 31, 2016.

In October 2014, the Company announced a realignment of its hydrofluoric acid business and subsequently exited the facility operated for the Company by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. Operations ceased in the third quarter of fiscal year 2015. The Company incurred total charges of $4.8 million for accelerated deprecation during fiscal year 2015. Additionally, the Company incurred certain employee costs of $0.8 million. All assets have been fully depreciated as of July 31, 2015.

The changes to the asset retirement obligation associated with this realignment during the three months ended October 31, 2016 are as follows (in thousands):

Asset retirement obligation at August 1, 2016	$168
Charges	—
Payments	(3)
Asset retirement obligation at October 31, 2016	$165

The Company incurred no charges for accelerated depreciation for the assets previously associated with the operations at Bay Point during the three month periods ended October 31, 2016 and 2015. The Company incurred certain employee costs of $130,000 during the three months ended October 31, 2015. There were no such employee costs during the three months ended October 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and globally distribute specialty chemicals. We operate businesses engaged in selling electronic chemicals, industrial valve lubricants and sealants and industrial wood treating chemicals. Our electronic chemicals are sold to the semiconductor industry, where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our valve lubricants and sealants enable optimal valve operation and provide important safety and environmental benefits, including preventing fugitive emissions and minimizing costly downtime at oil and gas storage facilities and pipelines. Our wood treating chemicals, based on pentachlorophenol (“penta”), are used by industrial customers primarily to extend the useful life of utility poles and cross-arms.

Acquisition of Nagase Finechem Singapore (Pte) Ltd.

On April 4, 2016, we completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore-based manufacturer of electronic chemicals, for a cash purchase price of $2.9 million, including $1.1 million of estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the liquid crystal display, electronics and semiconductor markets and provides recycling and refining services for certain customers. We recorded a $1.8 million bargain purchase gain for the year ended July 31, 2016.

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

Restructuring and Realignment

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the electronic chemicals business subsidiaries of OM Group, Inc. and production was shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We also closed one of our facilities in Milan, Italy, and shifted production to our facilities in France and the United Kingdom. We are decommissioning certain manufacturing equipment in Milan. That effort was essentially complete in fiscal year 2016.

In October, 2014, we announced a realignment of our hydrofluoric acid business and subsequently exited the facility operated for us by Chemtrade Logistics in Bay Point, California. Operations ceased in the third quarter of fiscal year 2015. We incurred certain employee costs of $0.1 million in the first quarter of fiscal year 2016. There were no such costs in the first quarter of fiscal year 2017.

See Note 12 to the condensed consolidated financial statements included in this report.

Results of Operations

Three Month Period Ended October 31, 2016 compared with the Three Period Ended October 31, 2015

Segment Net Sales

Segment data is presented for our two reportable segments for the three month periods ended October 31, 2016 and 2015. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended
	October 31,
	2016	2015
	(Amounts in thousands)
Sales
Electronic chemicals	$66,921	$66,082
Other chemicals	9,574	10,568
Total sales for reportable segments	$76,495	$76,650

Net Sales

Net sales for reportable segments was $76.5 million in the first quarter of fiscal year 2017, relatively consistent with the $76.7 million for the same period in the prior year. The slight decrease was primarily the result of a $1.0 million decrease in sales volume in our other chemicals segment, largely offset by a $0.8 million increase in sales volume in our electronic chemicals segment.

In the first quarter of fiscal year 2017, the electronic chemicals segment had net sales of $66.9 million, an increase of $0.8 million, or 1.2%, as compared to $66.1 million for the same period of the prior year. Net sales increased primarily because of higher sales volume, including the effect of sales from the NFC business acquired in April 2016. The increases were partially offset by a $0.4 million unfavorable impact from foreign currency translation in Europe and Asia.

Net sales of other chemicals decreased $1.0 million, or 9.4%, to $9.6 million in the first quarter of fiscal year 2017 as compared to $10.6 million for the same period of the prior year. The decrease was primarily due to lower sales volume of our penta products.

Gross Profit

Gross profit increased by $0.4 million, or 1.4%, to $29.7 million in the first quarter of fiscal year 2017 from $29.3 million in the same quarter of the prior year. The increase in aggregate gross profit was primarily due to a favorable sales mix, cost improvements and sales from the NFC business acquired in April 2016. Gross profit as a percentage of sales improved to 38.8% in the first quarter of fiscal year 2017 from 38.2% in the first quarter of fiscal year 2016. The improvement in gross profit as a percentage of sales was due to higher sales volume in electronic chemicals, operating efficiencies realized from the consolidation of our electronic chemicals operations and improved margins in our other chemicals segment.

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

Distribution Expenses

Distribution expenses were lower in the first quarter of fiscal year 2017 by $1.0 million, or 9.9%, to $9.1 million as compared to $10.1 million in the first quarter of fiscal year 2016. Distribution expenses were approximately 11.9% and 13.2% of net sales for the first quarter of fiscal years 2017 and 2016, respectively. The electronic chemicals segment represents more than 98% of distribution expenses, which are impacted by customer and product mixes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.7 million, or 6.3%, to $11.9 million in the first quarter of fiscal year 2017 from $11.2 million in the same quarter of fiscal year 2016. Those expenses were 15.4% and 14.6% of net sales in the first quarter of fiscal years 2017 and 2016, respectively. The increase over the prior year was primarily due to annual salary and wage increases and an increase of $0.4 million in stock-based compensation expense.

Segment Income from Operations

In the first quarter of fiscal year 2017, operating income in the electronic chemicals segment (excluding restructuring charges) was $8.1 million, an increase of $0.8 million, or 11.0%, as compared to $7.3 million for the same period of the prior year. The improvement was primarily driven by higher sales volume and efficiencies realized from manufacturing consolidations.

In our other chemicals segment, operating income decreased approximately $0.1 million, or 2.6%, to $3.7 million in the first quarter of fiscal year 2017 as compared to $3.8 million for the same period of the prior year. Operating income in other chemicals decreased in the first quarter of fiscal year 2017 primarily because of lower sales volume within the segment.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expenses primarily represent employee stock-based compensation expenses and those public entity expenses such as board compensation, audit expense and fees related to the listing of our common stock. For each of the three months ended October 31, 2016 and 2015, other corporate expenses were $3.1 million.

Net Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share

Net income was $5.7 million in the first quarter of fiscal year 2017, an increase of $1.1 million, or 23.9%, as compared to $4.6 million in the first quarter of fiscal year 2016. Diluted earnings per share was $0.47 and $0.39 in the first quarter of fiscal years 2017 and 2016, respectively.

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) excludes costs associated with the restructuring of our manufacturing operations in Europe in 2016 and our acquisition, integration and corporate relocation expenses in 2017. In the first quarter of fiscal year 2017, adjusted EBITDA was $12.6 million, an increase of $1.2 million, or 10.5%, as compared to $11.4 million in the first quarter of fiscal year 2016. The increase in adjusted EBITDA was a result of higher sales volume in electronic chemicals, which included the impact of the acquisition of NFC, lower distribution costs and increased gross profit margins in electronic chemicals due primarily to operating efficiencies.

In the first quarter of fiscal year 2017 adjusted diluted earnings per share was $0.48, compared to $0.42 in the first quarter of fiscal year 2016. The increase in adjusted diluted earnings per share was a result of higher sales volume in electronic chemicals, which included the impact of the acquisition of NFC, lower distribution costs and increased gross profit margins in electronic chemicals due primarily to operating efficiencies.

Non-GAAP Financial Measures

We provide non-GAAP financial information to complement reported GAAP results including adjusted EBITDA, adjusted net income and adjusted diluted earnings per share. We believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We believe that these measures aid in evaluating the underlying operational performance of our business and facilitate comparisons between periods. Non-GAAP financial information, such as adjusted EBITDA, is used externally by users of our consolidated financial statements, such as analysts and investors. A similar calculation of adjusted EBITDA is utilized internally for executives’ compensation and by our lenders for a key debt compliance ratio.

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other designated items. Adjusted EBITDA is a primary measurement of cash flow from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent U.S. GAAP definitions of cash flow from operations or net income/(loss). Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other relevant items, while adjusted diluted earnings per share is adjusted net income divided by diluted weighted average shares outstanding.

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share should be viewed as supplements to, and not substitutes for, U.S. GAAP measures of performance.

The table below provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	October 31,
	2016	2015
	(Amounts in thousands)
Net income	$5,742	$4,591
Interest expense, net	177	152
Income taxes	2,992	2,560
Depreciation and amortization(1)	3,552	3,651
EBITDA	12,463	10,954
Acquisition and integration expenses	83	—
Corporate relocation expense	50	—
Restructuring and realignment charges, excluding accelerated depreciation	—	490
Adjusted EBITDA	$12,596	$11,444

(1)	Includes depreciation related to restructuring and realignment included in non-cash restructuring and realignment charges on the statement of cash flows.

The table below provides a reconciliation of net income to adjusted net income and adjusted diluted earnings per share.

	Three Months Ended
	October 31,
	2016	2015
	(Amounts in thousands)
Net income	$5,742	$4,591
Items impacting pre-tax income:
Acquisition and integration expenses	83	—
Corporate relocation expense	50	—
Restructuring and realignment charges	—	596
Income taxes(1)	(47)	(209)
Adjusted net income	$5,828	$4,978

Diluted earnings per share	$0.47	$0.39
Adjusted diluted earnings per share	$0.48	$0.42
Weighted average diluted shares outstanding	12,152	11,865

(1)	Represents the aggregate tax-effect assuming a 35% tax rate of the items impacting pre-tax income.

Interest Expense, net

Interest expense, net was $177,000 and $152,000 in the first quarter of fiscal years 2017 and 2016, respectively. Interest expense was slightly higher over the prior year despite a lower amount of outstanding indebtedness in the first quarter of fiscal year 2017 due to an increase in the LIBOR rate.

Income Taxes

The overall effective income tax rate for the three month period ended October 31, 2016 and 2015 was 34.3% and 35.8%, respectively. The primary reason for the reduction compared to the prior year is due to a favorable mix of earnings in jurisdictions with income tax rates lower than the U.S. statutory rate.

Liquidity and Capital Resources

Cash Flows

For the three months ended October 31, 2016, operating cash flows were favorably impacted by a $1.0 million decrease in distribution expense, a $0.5 million decrease in restructuring and realignment related expenses and a $0.4 million improvement in gross profit.

During the three months ended October 31, 2016, we made repayments of $2.5 million on our revolving credit facility.

Working Capital

On October 9, 2014, we refinanced our then existing revolving loan facility and entered into a new amended and restated credit agreement (the “Second Restated Credit Facility”) under which we have a revolving line of credit of $150.0 million. At October 31, 2016, we had $33.3 million outstanding under the revolving facility, and an additional $2.7 million was reserved for outstanding letters of credit, with up to an additional $114.0 million of additional borrowing capacity. The amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro‑forma earnings before interest, taxes and depreciation (“EBITDA”), and at October 31, 2016, that covenant did not limit our additional borrowing capacity.

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

The revolving loan under the Second Restated Credit Facility bears interest at varying rate of the 30-day LIBOR rate plus a margin based on funded debt to EBITDA, as described in the table.

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

Advances under the revolving loan bore interest at 1.534% and 1.496% as of October 31, 2016 and July 31, 2016, respectively. At October 31, 2016, $33.3 million was outstanding on the revolving loan under the Second Restated Credit Facility, and an additional $2.7 million was reserved for outstanding letters of credit.

Loans under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On October 31, 2016, we were in compliance with all of our debt covenants.

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

The information contained in this report, including the information set forth under the heading “Risk Factors” contained herein and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Generally we do not utilize derivative financial instruments or hedging transactions to manage that risk. Our exposure to interest rate risk and foreign currency risk is discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There has been no material change in that information.

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

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the SEC.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	December 12, 2016
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Marcelino Rodriguez	Date:	December 12, 2016
Marcelino Rodriguez
Chief Financial Officer