Form 10-Q
period 2017-01-31
KMG CHEMICALS INC
filed 2017-03-13
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of March 6, 2017, there were 11,887,513 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	January 31,	July 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30,587	$12,428
Restricted cash	1,000	—
Accounts receivable
Trade, net of allowances of $118 at January 31, 2017 and $210 at July 31, 2016	35,309	33,324
Other	4,465	5,572
Inventories, net	35,870	37,401
Prepaid expenses and other	6,260	6,623
Total current assets	113,491	95,348
Property, plant and equipment, net	76,863	79,739
Goodwill	22,013	22,228
Intangible assets, net	32,542	33,906
Restricted cash	—	1,000
Other assets, net	5,010	4,807
Total assets	$249,919	$237,028
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$26,734	$26,418
Accrued liabilities	10,680	11,252
Employee incentive accrual	3,150	5,999
Total current liabilities	40,564	43,669
Long-term debt	41,000	35,800
Deferred tax liabilities	9,058	9,948
Other long-term liabilities	4,450	4,422
Total liabilities	95,072	93,839
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,887,513 shares issued and outstanding at January 31, 2017 and 11,877,282 shares issued and outstanding at July 31, 2016	119	119
Additional paid-in capital	39,364	36,553
Accumulated other comprehensive loss	(14,718)	(12,047)
Retained earnings	130,082	118,564
Total stockholders’ equity	154,847	143,189
Total liabilities and stockholders’ equity	$249,919	$237,028

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net sales	$79,071	$70,859	$155,566	$147,509
Cost of sales	47,869	42,626	94,681	90,016
Gross profit	31,202	28,233	60,885	57,493
Distribution expenses	9,770	8,819	18,872	18,948
Selling, general and administrative expenses	12,392	12,722	24,293	23,937
Restructuring charges	—	555	—	1,021
Realignment charges	—	—	—	130
Operating income	9,040	6,137	17,720	13,457
Other (expense) income
Interest expense, net	(172)	(252)	(349)	(404)
Other, net	(285)	149	(55)	132
Total other (expense) income, net	(457)	(103)	(404)	(272)
Income before income taxes	8,583	6,034	17,316	13,185
Provision for income taxes	(2,097)	(2,055)	(5,089)	(4,615)
Net income	$6,486	$3,979	$12,227	$8,570
Earnings per share
Net income per common share basic	$0.55	$0.34	$1.03	$0.73
Net income per common share diluted	$0.53	$0.33	$1.00	$0.72
Weighted average shares outstanding
Basic	11,882	11,717	11,881	11,707
Diluted	12,293	11,915	12,203	11,890

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net income	$6,486	$3,979	$12,227	$8,570
Other comprehensive income
Foreign currency translation loss	(360)	(1,914)	(2,671)	(2,398)
Total comprehensive income	$6,126	$2,065	$9,556	$6,172

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	January 31,
	2017	2016
Cash flows from operating activities
Net income	$12,227	$8,570
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,048	7,024
Non-cash restructuring and realignment charges	—	105
Stock-based compensation expense	3,087	2,297
Deferred income tax expense	(821)	(1,334)
Excess tax benefit from stock-based awards	(685)	—
Other	53	204
Changes in operating assets and liabilities
Accounts receivable — trade	(2,585)	894
Accounts receivable — other	2,531	(1,816)
Inventories	1,002	1,159
Other current and noncurrent assets	(302)	3,291
Accounts payable	951	(5,805)
Accrued liabilities and other	(3,083)	(492)
Net cash provided by operating activities	19,423	14,097
Cash flows from investing activities
Additions to property, plant and equipment	(5,310)	(6,001)
Proceeds — insurance claim	250	—
Net cash used in investing activities	(5,060)	(6,001)
Cash flows from financing activities
Borrowings under credit facility	17,000	—
Payments under credit facility	(11,800)	(6,000)
Excess tax benefit from stock-based awards	—	15
Payment of dividends	(709)	(703)
Cash payments related to tax withholdings from stock-based awards	(277)	—
Net cash provided by (used in) financing activities	4,214	(6,688)
Effect of exchange rate changes on cash	(418)	(25)
Net increase in cash, cash equivalents and restricted cash	18,159	1,383
Cash, cash equivalents and restricted cash at beginning of period	13,428	8,517
Cash, cash equivalents and restricted cash at end of period	$31,587	$9,900
Supplemental disclosures of cash flow information
Cash paid for interest	$244	$321
Cash paid for income taxes, net	$4,740	$4,797
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$206	$2,525

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017‑01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will apply the guidance to acquisitions occurring after the effective date to determine whether such acquisitions meet the definition of a business.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). To simply the subsequent measurement of goodwill, ASU 2017-04 eliminates step two from the goodwill impairment test. A public business entity should adopt the amendments for its annual goodwill impairment tests or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance could impact the Company if a goodwill impairment is identified after adoption. The Company plans to adopt the guidance effective August 1, 2017.

In August 2016, the FASB issued ASU No. 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016‑18”). ASU 2016-18 is intended to address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2016-18 during the three months ended January 31, 2017 and disclosure revisions have been made for the periods presented on the condensed consolidated statements of cash flows. See note 3.

In August 2016, the FASB issued ASU No. 2016‑15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2016-15 at the beginning of fiscal year 2017, but there was no impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance but does not believe this standard will have a material impact on its consolidated financial statements, as the Company has not experienced significant losses related to its credit accounts. The Company plans to adopt the guidance effective August 1, 2020, the beginning of the first fiscal period after the effective date.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company has elected to early adopt this ASU beginning in the second quarter of fiscal year 2017, and has applied the effects of the adoption from the beginning of the annual period of adoption. During the three and six month periods ended January 31, 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in additional paid in capital on the condensed consolidated balance sheets. Additionally, the consolidated statements of cash flows presents excess tax benefits as an operating activity for the six months ended January 31, 2017, while the historical periods have not been adjusted, which is consistent with the adoption of this portion of the standard on a prospective basis. Further, tax cash payments made on an employee’s behalf for shares withheld upon vesting or settlement are required to be presented as a financing activity, and the consolidated statement of cash flows for the six months ended January 31, 2017 has been revised to reflect these amounts as payments related to stock-based awards. Tax cash payments made on an employee’s behalf for shares withheld upon vesting or settlement for the six months ended January 31, 2016 were immaterial to the condensed consolidated financial statements. Additionally, the Company did not have any unrecognized tax benefits related to its share-based payment awards at the date of adoption. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Historically, estimated forfeitures were immaterial to the consolidated financial statements. The amendments in the standard that required use of a modified retrospective transition method did not materially impact the Company. Therefore, the Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption as of August 1, 2016. See note 12 for information regarding the additional impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases with lease terms exceeding one year to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company is currently scoping its significant lease arrangements to assess the potential impact on its consolidated financial statements. The Company plans to adopt the guidance effective October 31, 2019.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption can occur using one of two prescribed transition methods. In March, April and December 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-20 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently scoping its revenue contracts to assess the potential impact on its consolidated financial statements. The Company plans to adopt the revenue guidance effective October 31, 2018, although it has not yet selected a transition method.

2. Acquisitions

Subsequent to the date of the consolidated balance sheets, on February 1, 2017, the Company completed the acquisition of the assets of Sealweld Corporation, a privately held corporation organized under the laws of the Province of Alberta, Canada, for CAD$22.6 million in cash (or approximately US$17.4 million, at an exchange rate of 0.77 CAD$ to US$). The assets acquired include the ownership interests in Sealweld Corporation’s subsidiaries located in the United States. The acquired business supplies performance products and services for industrial valve and actuator maintenance, including lubricants, sealants, cleaners, valve fittings, tools and equipment, and provides routine and emergency valve maintenance services and technician training for pipeline operators. The acquisition will be be accounted for in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date. However, the initial accounting for the acquisition is not complete as certain information and analysis that may impact the initial valuations are still being obtained or reviewed as a result of the short time period since the closing of the acquisition. Accordingly, the Company cannot provide the required details of the significant assets and liabilities that were acquired in the acquisition as of the date of this report. The significant assets and liabilities acquired for which the initial accounting is incomplete include property, plant and equipment, intangible assets, goodwill, working capital and deferred income taxes.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	January 31,	January 31,
Current Presentation	2017	2016
Cash and cash equivalents	$30,587	$8,900
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$31,587	$9,900

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in current assets as of January 31, 2017 and other long term assets as of July 31, 2016 and includes proceeds that were placed in escrow in connection with the sale of the animal health business in fiscal year 2013.

4. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 412,000 and 321,000 dilutive shares related to stock-based awards for the three and six months ended January 31, 2017, respectively. There were approximately 198,000 and 183,000 dilutive shares related to stock-based awards for the three and six months ended January 31, 2016, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if the effect of including them would be anti-dilutive. All outstanding stock awards were dilutive for the three months ended January 31, 2017. There were 97,000 performance-based shares that were not included in the computation of diluted earnings per share because the performance metrics have not been met as of January 31, 2017. There were 5,580 potentially dilutive securities that were not included for the six months ended January 31, 2017. There were 14,000 potentially dilutive securities that were not included for the three and six months ended January 31, 2016.

5. Inventories, net

Inventories, net are summarized in the following table (in thousands):

	January 31,	July 31,
	2017	2016
Raw materials	$7,053	$7,429
Work in process	1,215	1,195
Supplies	970	968
Finished products	27,310	28,463
Less: reserve for inventory obsolescence	(678)	(654)
Inventories, net	$35,870	$37,401

6. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	January 31,	July 31,
	2017	2016
Land	$9,528	$9,765
Buildings and improvements	38,422	39,974
Equipment	89,409	88,470
Leasehold improvements	2,460	2,460
	139,819	140,669
Less: accumulated depreciation and amortization	(69,834)	(65,958)
	69,985	74,711
Construction-in-progress	6,878	5,028
Property, plant and equipment, net(1)	$76,863	$79,739

(1)

In fiscal year 2016, as part of the Company’s ongoing review of its Milan production facilities, the Company determined that certain other facilities had excess capacity sufficient to absorb the manufacturing operations of one of its Milan plants. As a result, the Company committed to sell properties with a total estimated fair value, less costs to sell, of approximately $4.3 million at July 31, 2016 and January 31, 2017. Assets held for sale are included in prepaid expenses and other in current assets. The Company expects the sale of the properties to be completed during fiscal year 2017. The fair value measurements were based on recent valuation appraisals.

7. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2016. The Company recognized stock-based compensation costs of approximately $1.7 million and $1.4 million for the three months ended January 31, 2017 and 2016, respectively, and $3.1 million and $2.3 million for the six months ended January 31, 2017 and 2016, respectively. The Company also recognized the related tax benefits of $595,000 and $482,000 for the three months ended January 31, 2017 and 2016, respectively, and $1.1 million and $816,000 for the six months ended January 31, 2017 and 2016, respectively. Stock‑based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of January 31, 2017, the unrecognized compensation costs related to stock-based awards was approximately $9.0 million, which is expected to be recognized over a weighted-average period of 2.08 years.

Performance Shares

There were 503,556 and 328,731 non-vested performance shares outstanding at January 31, 2017 and August 1, 2016, respectively, which reflected the number of shares under the awards expected to vest as of such dates. No performance share awards vested during the six months ended January 31, 2017. As of January 31, 2017, the non-vested performance-based stock awards consisted of Series 1, Series 3 and Series 4 awards granted to certain executives and employees in fiscal years 2017, 2016 and 2015 as summarized below reflecting the target number of shares under the awards.

		Target			Expected	Shares
	Series	Award	Grant Date	Measurement	Percentage of	Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2017 Awards
12/8/2016	Series 1	10,531	$34.95	7/31/2019	100%	10,531
10/21/2016	Series 3	14,000	$29.11	7/31/2017	100%	14,000
10/21/2016	Series 4	88,674	$29.11	7/31/2019	100%	88,674

Fiscal Year 2016 Awards
3/10/2016	Series 1	14,625	$21.89	10/31/2018
1/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(5,350)
	Total Series 1	66,438			188%	124,634

1/19/2016	Series 3	82,938	$20.89	7/31/2020	100%	82,938

Fiscal Year 2015 Awards
3/26/2015	Series 1	21,173	$25.85	7/31/2017
12/9/2014	Series 1	103,499	$17.81	7/31/2017
	Forfeitures(2)	(12,435)
	Total Series 1	112,237			163%	182,779

(1)

The percentage vesting for Series 1 performance share awards is currently estimated at 100%, 188% and 163% of the target award for the fiscal year 2017, 2016 and 2015 awards, respectively. The percentage vesting for Series 3 performance share awards is currently estimated at 100% of the target award for each of the fiscal year 2017 and 2016 awards. The percentage vesting for Series 4 performance share awards is currently estimated at 100% of the target award for the fiscal year 2017 awards.

(2)	Forfeitures include Series 1 awards that were granted in fiscal years 2016 and 2015 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2017, 2016 and 2015 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through January 31, 2017, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2017, 2016 and 2015 awards, shares vested may increase to a maximum of 200%, 200% and 167%, respectively, of the target award on achievement of maximum performance objectives.

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

Series 4: For the fiscal year 2017 awards, each award includes two tranches. For the first tranche, vesting is subject to the achievement of an adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) metric. For the second tranche, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 4 awards, the expected percentage vesting is evaluated through January 31, 2017, and reflects the percentage of shares projected to vest at the end of the measurement period. For the fiscal year 2017 awards, the shares vested in the second tranche may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards outstanding was $22.44 and $17.36 at January 31, 2017 and August 1, 2016, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the six months ended January 31, 2017 and 2016 was $29.64 and $21.06, respectively.

The weighted-average per share grant-date fair value of awards forfeited during the six months ended January 31, 2017 and 2016 was $25.85 and $21.90, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the six months ended January 31, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2016	211,368	$21.28
Granted (1)	18,803	33.25
Vested(2)	(18,474)	24.96
Forfeited	(250)	25.85
Non-vested on January 31, 2017	211,447	22.00

(1)	Includes 8,224 shares granted to non-employee directors for service during the six month period ended January 31, 2017.
(2)

Includes 8,224 shares granted to non-employee directors for service for the six months ended January 31, 2017. The shares vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 10,250 shares granted to certain employees and executives.

The total fair value of time-based shares vested during the six months ended January 31, 2017 and 2016 was approximately $461,000 and $694,000, respectively.

8. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	January 31, 2017
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,233)	$(150)	$821
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(93)	—	24
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(5,049)	(1,092)	7,959
Other chemicals-customer relationships (15 years)	15.0	10,291	(1,201)	—	9,090
Other chemicals-Other related contracts (5 years)	5.0	152	(53)	—	99
Electronic chemicals-Tolling/License Agreements (1-3 years)	1.4	328	(228)	(9)	91
Total intangible assets subject to amortization	13.6	$27,192	$(7,857)	$(1,251)	$18,084
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$32,542

	Number of Years	July 31, 2016
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,104)	$(117)	$983
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(87)	—	30
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,616)	(831)	8,653
Other chemicals-customer relationships (15 years)	15.0	10,291	(858)	—	9,433
Other chemicals-other related contracts (5 years)	5.0	152	(38)	—	114
Electronic chemicals- Tolling/License Agreements (1-3 years)	1.4	328	(93)	—	235
Total intangible assets subject to amortization	13.6	$27,192	$(6,796)	$(948)	$19,448
Intangible assets not subject to amortization:
Other chemicals-penta product registrations					8,765
Other chemicals-related trade name and trademark					2,885
Other chemicals-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$33,906

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $525,000 and $496,000 for the three month periods ended January 31, 2017 and 2016, respectively, and $1.1 million and $995,000 for the six month periods ended January 31, 2017 and 2016, respectively.

9. Dividends

Dividends of approximately $356,000 ($0.03 per share) and $352,000 ($0.03 per share) were declared and paid in the second quarter of fiscal years 2017 and 2016, respectively. Dividends of approximately $709,000 ($0.06 per share) and $703,000 ($0.06 per share) were declared and paid in the first six months of fiscal years 2017 and 2016, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on March 1, 2017 to be paid on March 17, 2017 to shareholders of record on March 10, 2017.

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

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
	(Amounts in thousands)
Net sales
Electronic chemicals	$69,766	$62,521	$136,688	$128,603
Other chemicals	9,305	8,338	18,878	18,906
Other activities	—	—	—	—
Total consolidated net sales	$79,071	$70,859	$155,566	$147,509
Depreciation and amortization (1)
Electronic chemicals	$2,793	$2,849	$5,645	$5,764
Other chemicals	285	286	572	583
Other activities	418	344	831	677
Total consolidated depreciation and amortization	$3,496	$3,479	$7,048	$7,024
Operating income(2)
Electronic chemicals	$9,583	$8,470	$17,644	$15,744
Other chemicals	3,023	2,804	6,704	6,568
Other activities	(3,566)	(5,137)	(6,628)	(8,855)
Total consolidated operating income	9,040	6,137	17,720	13,457
Total other income (expense), net	(457)	(103)	(404)	(272)
Income before income taxes	$8,583	$6,034	$17,316	$13,185

(1)	Segment depreciation excludes depreciation for restructuring and realignment.
(2)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges, which are included in other activities.

11. Long-Term Debt

The Company’s debt as of January 31, 2017 and July 31, 2016 consisted of the following:

	January 31,	July 31,
	2017	2016
	(Amounts in thousands)
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019	$41,000	$35,800

On October 9, 2014, the Company entered into a new credit facility (the “Second Restated Credit Facility”) with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A. The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The maturity date for the Second Restated Credit Facility is October 9, 2019. At January 31, 2017, the Company had $41.0 million outstanding under the Second Restated Credit Facility. The maximum available borrowing capacity remaining under the Second Restated Credit Facility as of January 31, 2016 was $106.3 million, after giving effect to a reduction of $2.7 million for unused letters of credit.

The revolving loan bears interest at a varying rate of the 30-day LIBOR rate plus a margin based on funded debt to EBITDA.

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

The Company borrowed $17.0 million on January 31, 2017 to fund the acquisition of the assets of Sealweld Corporation. See note 2. At January 31, 2017 that $17.0 million borrowing bore interest at the base rate of 3.75%. However, on February 2, 2017, the base rate loan was converted to a LIBOR rate loan at an interest rate of 1.779%. At January 31, 2017, the remaining $24.0 million outstanding under the revolver that bore interest at 1.776%. The Company will also incur an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to EBITDA (as adjusted for non‑cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of January 31, 2017, the Company was in compliance with all covenants of the Second Restated Credit Facility.

12. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and six month periods ended January 31, 2017 was 24.4% and 29.4%, respectively. For the three and six month periods ended January 31, 2016, the overall effective income tax rate was 34.1% and 35.0%, respectively.

Through the six month period ended January 31, 2017, stock-based compensation excess tax benefits of $685,000 were reflected in the consolidated statements of income as a component of the provision for income taxes as a result of the early adoption of ASU 2016‑09. See note 1 for more details regarding the adoption of ASU 2016-09.

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

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. The Company’s subsidiary, KMG-Bernuth, was notified in October 2014 that the EPA considered it to have potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA,” in connection with this site by virtue of its relationship with certain alleged successor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company). The EPA has estimated that the remediation will cost approximately $22.0 million. The Company and approximately seven other parties entered into an interim agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party. The Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter. As of January 31, 2017, the liability remaining was $1.0 million.

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

At January 31, 2017, the accrued liability associated with restructuring and other related charges consisted of the following (in thousands):

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2016	$721	$36	$—	$757
Payments	(196)	(19)	(6)	(221)
Adjustment	(27)	—	6	(21)
Accrued liability at January 31, 2017	$498	$17	$—	$515

Total accelerated depreciation for the three months ended October 31, 2015 was $105,000. There was no additional accelerated depreciation recorded for the three months ended January 31, 2016. There was no accelerated depreciation for the three and six months ended January 31, 2017.

In October 2014, the Company announced a realignment of its hydrofluoric acid business and subsequently exited the facility operated for the Company by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. Operations ceased in the third quarter of fiscal year 2015. The Company incurred total charges of $4.8 million for accelerated deprecation during fiscal year 2015. Additionally, the Company incurred certain employee costs of $747,000. All assets have been fully depreciated as of July 31, 2015.

The changes to the asset retirement obligation associated with this realignment during the six months ended January 31, 2017 are as follows (in thousands):

Asset retirement obligation at August 1, 2016	$168
Charges	—
Payments	(3)
Asset retirement obligation at January 31, 2017	$165

The Company incurred no charges for accelerated depreciation for the assets previously associated with the operations at Bay Point during the three and six month periods ended January 31, 2017 and 2016. The Company incurred certain employee costs of $130,000 during the three and six month periods ended January 31, 2016. There were no such employee costs during the three and six month periods ended January 31, 2017.

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

Acquisition of Sealweld Corporation

On February 1, 2017, we completed the acquisition of the assets of Sealweld Corporation (“Sealweld”), a privately held corporation organized under the laws of the Province of Alberta, Canada, for CAD$22.6 million in cash (or approximately US$17.4 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017), including estimated net working capital of CAD$5.8 million (or approximately US$4.5 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017). Sealweld is based in Calgary, Alberta, Canada, with additional facilities in the United States and the United Arab Emirates. Sealweld is a leading global supplier of high-performance products and services for industrial valve and actuator maintenance, including lubricants, sealants, cleaners, valve fittings, tools and equipment. Additionally, Sealweld provides routine and emergency valve maintenance services and technician training for many of the world’s largest pipeline operators. The financial condition and results of operation of the acquired business are expected to be included in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017.

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

Restructuring and Realignment

As part of the global restructuring of our electronic chemicals operations, we have closed our Fremont, California manufacturing site acquired in our acquisition of the electronic chemicals business subsidiaries of OM Group, Inc. and production was shifted primarily to our Hollister, California and Pueblo, Colorado facilities. We also closed one of our facilities in Milan, Italy, and shifted production to our facilities in France and the United Kingdom. Decommissioning of certain manufacturing equipment in Milan was essentially complete in fiscal year 2016.

In October, 2014, we announced a realignment of our hydrofluoric acid business and subsequently exited the facility operated for us by Chemtrade Logistics in Bay Point, California. Operations ceased in the third quarter of fiscal year 2015. We incurred certain employee costs of $0.1 million in the first quarter of fiscal year 2016. There were no such costs in the six month period ended January 31, 2017.

See Note 14 to the condensed consolidated financial statements included in this report.

Results of Operations

Three and Six Month Periods Ended January 31, 2017 compared with the Three and Six Month Periods Ended January 31, 2016

Segment Net Sales

Segment data is presented for our two reportable segments for the three and six month periods ended January 31, 2017 and 2016. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Sales
Electronic chemicals	$69,766	$62,521	$136,688	$128,603
Other chemicals	9,305	8,338	18,878	18,906
Total sales for reportable segments	$79,071	$70,859	$155,566	$147,509

Net Sales

Net sales for reportable segments increased $8.2 million, or 11.6%, to $79.1 million in the second quarter of fiscal year 2017, from $70.9 million for the same period of the prior year. The increase in net sales for the second quarter was due primarily to higher sales volume in both the electronic chemicals and other chemicals segments. For the six months ended January 31, 2017, net sales for reportable segments increased $8.1 million, or 5.5%, to $155.6 million from $147.5 million for the same period of the prior year. For the six months period, the increase in net sales was due primarily to higher sales volume within the electronic chemicals segment.

In the second quarter of fiscal year 2017, the electronic chemicals segment had net sales of $69.8 million, an increase of $7.3 million, or 11.5%, as compared to $62.5 million for the same period of the prior year. For the six month period ended January 31, 2017, net sales in the electronic chemicals segment increased $8.1 million, or 6.3%, to $136.7 million from $128.6 million for the same period of the prior year. For the quarterly and six month periods, net sales increased compared to the prior year periods because of increased sales volume globally, including the effect of sales from the NFC business acquired in April 2016.

Net sales of other chemicals increased $1.0 million, or 12.0%, to $9.3 million in the second quarter of fiscal year 2017 as compared to $8.3 million for the same period of the prior year. For the quarterly period, the increase in net sales was from higher sales volume. For the six month period ended January 31, 2017, net sales in the other chemicals segment remained flat at $18.9 million compared to the same period of the prior year.

Gross Profit

Gross profit increased by $3.0 million, or 10.6%, to $31.2 million in the second quarter of fiscal year 2017 from $28.2 million in the same quarter of the prior year. For the six month period ended January 31, 2017, gross profit increased $3.4 million, or 5.9%, to $60.9 million from $57.5 million in the same period of the prior year. The increase in aggregate gross profit was primarily due to increased sales volume in the electronic chemicals segment and operating efficiencies realized in each segment. In addition, sales from the NFC business acquired in April 2016 further contributed to the increase in aggregate gross profit. Gross profit as a percentage of sales of 39.5% in the second quarter of fiscal year 2017 remained essentially unchanged from 39.8% in the second quarter of fiscal year 2016. For the six months ended January 31, 2017, gross profit as a percentage of sales of 39.1% remained essentially unchanged from 39.0% in the same period of the prior year.

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

Distribution Expenses

Distribution expenses were higher in the second quarter of fiscal year 2017 by $1.0 million, or 11.4%, to $9.8 million as compared to $8.8 million in the second quarter of fiscal year 2016. Distribution expenses were flat as a percentage of net sales for the second quarter of fiscal years 2017 and 2016, respectively. Distribution expenses for the six month period ended January 31, 2017 were $18.8 million, a decrease of $0.1 million, or 0.5%, from $18.9 million for the same period of the prior year. Distribution expenses as a percentage of sales for the six month periods ended January 31, 2017 and 2016 were 12.1% and 12.8%, respectively. The electronic chemicals segment represents approximately 97% of distribution expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million, or 2.4%, to $12.4 million in the second quarter of fiscal year 2017 from $12.7 million in the same quarter of fiscal year 2016. Those expenses were 15.7% and 17.9% of net sales in the second quarter of fiscal years 2017 and 2016, respectively. The decrease from the prior year was primarily due to lower professional fees, partially offset by an increase in stock-based compensation. For the six month period ended January 31, 2017, those expenses increased $0.4 million, or 1.7%, to $24.3 million from $23.9 million in the same period of the prior year. Those expenses were 15.6% and 16.2% of net sales in the six month periods ended January 31, 2017 and 2016, respectively. The increase over the prior year period was primarily due to a $1.5 million increase in employee related compensation, including stock-based and short term incentive compensation, partially offset by a decrease in professional fees of $1.0 million.

Segment Income from Operations

In the second quarter of fiscal year 2017, operating income in the electronic chemicals segment was $9.6 million, an increase of $1.1 million, or 12.9%, as compared to $8.5 million for the same period of the prior year. For the six month period ended January 31, 2017, operating income in the electronic chemicals segment increased $1.9 million, or 12.1%, to $17.6 million from $15.7 million in the same period of the prior year. The improvement was primarily driven by higher sales volume and operating efficiencies.

In our other chemicals segment, operating income increased approximately $0.2 million, or 7.1%, to $3.0 million in the second quarter of fiscal year 2017 as compared to $2.8 million for the same period of the prior year. For the six month period ended January 31, 2017, operating income in the other chemicals segment increased $0.1 million, or 1.5%, to $6.7 million from $6.6 million in the same period of the prior year. Operating income in other chemicals increased due to higher sales volume in our industrial lubricants business.

Other corporate expenses are not allocated to segments in calculating a segment’s income from operations. Other corporate expenses primarily represent employee stock-based compensation expenses and public entity expenses, such as board compensation, audit expense and fees related to the listing of our common stock. For fiscal quarters ended January 31, 2017 and 2016, other corporate expenses were $3.6 million and $4.5 million, respectively. For the six months ended January 31, 2017 and 2016, other corporate expenses were $6.6 million and $7.7 million, respectively. The decrease in other corporate expenses for both the quarterly and six month comparisons, was primarily due to the allocation of enterprise resource planning post-implementation support costs to our segments for the second quarter of fiscal year 2017 that were previously not allocated.

Net Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share

Net income was $6.5 million in the second quarter of fiscal year 2017, an increase of $2.5 million, or 62.5%, as compared to $4.0 million in the second quarter of fiscal year 2016. For the six month period ended January 31, 2017, net income was $12.2 million, an increase of $3.6 million, or 41.9%, from $8.6 million in the same period of the prior year. Diluted earnings per share was $0.53 and $0.33 in the second quarter of fiscal years 2017 and 2016, respectively, and $1.00 and $0.72 for six month periods ended January 31, 2017 and 2016, respectively.

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) excludes costs associated with the restructuring of our manufacturing operations in Europe and corporate relocation expenses in fiscal year 2016 and our acquisition, integration and corporate relocation expenses in fiscal year 2017. In the second quarter of fiscal year 2017, adjusted EBITDA was $13.1 million, an increase of $2.1 million, or 19.1%, as compared to $11.0 million in the second quarter of fiscal year 2016. For the six month period ended January 31, 2017, adjusted EBITDA was $25.7 million, an increase of $3.2 million, or 14.2%, compared to $22.5 million for the same period of the prior year. The increase in adjusted EBITDA was a result of higher sales volume in electronic chemicals globally. In addition, the acquisition of the NFC business in April 2016 contributed to the increase in adjusted EBITDA over the prior year.

In the second quarter of fiscal year 2017 adjusted diluted earnings per share was $0.57, compared to $0.40 in the second quarter of fiscal year 2016. For the six month period ended January 31, 2017, adjusted diluted earnings per share was $1.05, compared to $0.82 for the same period of the prior year. The increase in adjusted diluted earnings per share was a result of higher sales volume in electronic chemicals, which included the impact of the acquisition of the NFC business in April 2016.

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

The table below provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$6,486	$3,979	$12,227	$8,570
Interest expense, net	172	252	349	404
Income taxes	2,097	2,055	5,089	4,615
Depreciation and amortization(1)	3,496	3,479	7,048	7,129
EBITDA	12,251	9,765	24,713	20,718
Acquisition and integration expenses	501	—	584	—
Corporate relocation expense	316	729	366	729
Restructuring and realignment charges, excluding accelerated depreciation	—	555	—	1,046
Adjusted EBITDA	$13,068	$11,049	$25,663	$22,493

(1)

Includes $0.1 million of depreciation related to restructuring and realignment included in non-cash restructuring and realignment charges on the statement of cash flows for the six months ended January 31, 2016.

The table below provides a reconciliation of net income to adjusted net income and adjusted diluted earnings per share.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$6,486	$3,979	$12,227	$8,570
Items impacting pre-tax income:
Acquisition and integration expenses	501	—	584	—
Corporate relocation expense	316	729	366	729
Restructuring and realignment charges	—	555	—	1,151
Income taxes(1)	(286)	(449)	(332)	(658)
Adjusted net income	$7,017	$4,814	$12,845	$9,792

Diluted earnings per share	$0.53	$0.33	$1.00	$0.72
Adjusted diluted earnings per share	$0.57	$0.40	$1.05	$0.82
Weighted average diluted shares outstanding	12,293	11,915	12,203	11,890

(1)	Represents the aggregate tax-effect assuming a 35% tax rate of the items impacting pre-tax income.

Interest Expense, net

Interest expense, net was $0.2 million and $0.3 million in the second quarter of fiscal years 2017 and 2016, respectively, and was $0.3 million and $0.4 million in the first six months ended January 31, 2017 and 2016, respectively. For the quarterly and six month period comparisons, interest expense was lower compared to the prior year due to lower average debt levels outstanding during the course of the periods.

Income Taxes

The overall effective income tax rate for the three and six month periods ended January 31, 2017 was 24.4% and 29.4%, respectively. For the three and six month periods ended January 31, 2016, the overall effective tax rate was 34.1% and 35.0%, respectively. The primary reason for the reduction compared to the prior year is due to stock-based compensation excess tax benefits of $0.7 million realized as a result of the early adoption of Accounting Standards Update 2016-09. See note 1 to the condensed consolidated financial statements included in this report. In addition, we had a favorable mix of earnings in jurisdictions with income tax rates lower than the U.S. statutory rate.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $19.4 million and $14.1 million for the six months ended January 31, 2017 and 2016, respectively.

For the six months ended January 31, 2017, operating cash flows were favorably impacted by higher margins in our electronic chemicals segment. In addition, we incurred $1.0 million less in restructuring and realignment expenses compared to the same period of the prior year. We also had a $1.5 million decrease in working capital.

Net cash provided by (used in) financing activities was $4.2 million and ($6.7) million for the six months ended January 31, 2017 and 2016, respectively.  During the six months ended January 31, 2017, we borrowed $17.0 million for the acquisition of Sealweld on February 1, 2017, and made repayments of $11.8 million on our revolving credit facility.  During the six months ended January 31, 2016, we had no borrowings and made repayments of $6.0 million on our revolving credit facility.

Working Capital

On October 9, 2014, we refinanced our then existing revolving loan facility and entered into a new amended and restated credit agreement (the “Second Restated Credit Facility”) under which we have a revolving line of credit of $150.0 million. At January 31, 2017, we had $41.0 million outstanding under the revolving facility, and an additional $2.7 million was reserved for outstanding letters of credit, with up to an additional $106.3 million of additional borrowing capacity. The amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro‑forma earnings before interest, taxes and depreciation (“EBITDA”), and at January 31, 2017, that covenant did not limit our additional borrowing capacity.

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

We borrowed $17.0 million on January 31, 2017 to fund the Sealweld acquisition. At January 31, 2017 that $17.0 million borrowing bore interest at the base rate of 3.75%. However, on February 2, 2017, the base rate loan was converted to a LIBOR rate loan at an interest rate of 1.779%. At January 31, 2017, the remaining $24.0 million outstanding under the revolving that bore interest at 1.776%. Advances under the revolving loan bore interest at 1.496% as of July 31, 2016.

Loans under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On January 31, 2017, we were in compliance with all of our debt covenants.

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

10.15

Asset Purchase Agreement dated as of January 31, 2017, among KMG Chemicals, Inc., KMG Industrial Lubricants Canada, Inc., KMG Electronic Chemicals Luxembourg Holdings S.a.r.l., as Purchasers, Sealweld Corporation, Chisholm Asset Corporation, Sealweld Corporation FZE, as Sellers, and Dean Chisholm, as Shareholder, filed as Exhibit 10.15 to the Company’s report on Form 8-K filed February 1, 2017, and incorporated herein by reference.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	March 13, 2017
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Marcelino Rodriguez	Date:	March 13, 2017
Marcelino Rodriguez
Chief Financial Officer