Form 10-Q
period 2017-04-30
KMG CHEMICALS INC
filed 2017-06-09
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 5, 2017, there were 11,889,649 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	April 30,	July 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,097	$12,428
Accounts receivable
Trade, net of allowances of $105 at April 30, 2017 and $210 at July 31, 2016	39,098	33,324
Other	3,230	5,572
Inventories, net	38,868	37,401
Prepaid expenses and other	7,105	6,623
Total current assets	102,398	95,348
Property, plant and equipment, net	81,725	79,739
Goodwill	24,648	22,228
Intangible assets, net	38,508	33,906
Restricted cash	—	1,000
Other assets, net	5,152	4,807
Total assets	$252,431	$237,028
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$25,867	$26,418
Accrued liabilities	12,265	11,252
Employee incentive accrual	4,190	5,999
Total current liabilities	42,322	43,669
Long-term debt	34,000	35,800
Deferred tax liabilities	9,434	9,948
Other long-term liabilities	4,459	4,422
Total liabilities	90,215	93,839
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 11,887,513 shares issued and outstanding at April 30, 2017 and 11,877,282 shares issued and outstanding at July 31, 2016	119	119
Additional paid-in capital	40,557	36,553
Accumulated other comprehensive loss	(14,251)	(12,047)
Retained earnings	135,791	118,564
Total stockholders’ equity	162,216	143,189
Total liabilities and stockholders’ equity	$252,431	$237,028

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net sales	$81,616	$75,168	$237,182	$222,677
Cost of sales	49,106	46,010	143,787	136,026
Gross profit	32,510	29,158	93,395	86,651
Distribution expenses	9,457	9,177	28,329	28,125
Selling, general and administrative expenses	13,616	12,575	37,909	36,512
Restructuring charges	70	377	70	1,398
Realignment charges	—	—	—	130
Operating income	9,367	7,029	27,087	20,486
Other (expense) income
Interest expense, net	(301)	(201)	(650)	(605)
Gain on purchase of NFC	—	2,069	—	2,069
Other, net	144	(375)	88	(243)
Total other (expense) income, net	(157)	1,493	(562)	1,221
Income before income taxes	9,210	8,522	26,525	21,707
Provision for income taxes	(3,143)	(2,160)	(8,232)	(6,775)
Net income	$6,067	$6,362	$18,293	$14,932
Earnings per share
Net income per common share basic	$0.51	$0.54	$1.54	$1.27
Net income per common share diluted	$0.49	$0.53	$1.50	$1.25
Weighted average shares outstanding
Basic	11,888	11,729	11,884	11,714
Diluted	12,303	11,990	12,236	11,923

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
Net income	$6,067	$6,362	$18,293	$14,932
Other comprehensive income
Foreign currency translation gain (loss)	467	2,569	(2,204)	170
Total comprehensive income	$6,534	$8,931	$16,089	$15,102

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	April 30,
	2017	2016
Cash flows from operating activities
Net income	$18,293	$14,932
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,864	10,606
Non-cash restructuring and realignment charges	—	295
Amortization of loan costs	125	125
Stock-based compensation expense	4,280	3,659
Allowance for excess and obsolete inventory	(27)	173
Gain on disposition of equipment	(200)	—
Gain on purchase of NFC	—	(2,069)
Deferred income tax benefit	(1,189)	(219)
Excess tax benefit from stock-based awards	(694)	—
Other	(14)	28
Changes in operating assets and liabilities
Accounts receivable — trade	(3,172)	5,022
Accounts receivable — other	2,253	(2,515)
Inventories	606	2,798
Other current and noncurrent assets	(1,062)	541
Accounts payable	(1,282)	(7,257)
Accrued liabilities and other	(1,444)	3,234
Net cash provided by operating activities	27,337	29,353
Cash flows from investing activities
Additions to property, plant and equipment	(8,586)	(11,377)
Purchase of NFC, net of cash acquired	—	(2,572)
Purchase of Sealweld, net of cash acquired	(16,584)	—
Proceeds — insurance claim	1,247	—
Net cash used in investing activities	(23,923)	(13,949)
Cash flows from financing activities
Borrowings under credit facility	17,000	2,800
Payments under credit facility	(18,800)	(14,000)
Excess tax benefit from stock-based awards	—	38
Payment of dividends	(1,066)	(1,053)
Cash payments related to tax withholdings from stock-based awards	(277)	—
Net cash used in financing activities	(3,143)	(12,215)
Effect of exchange rate changes on cash	398	(160)
Net increase in cash, cash equivalents and restricted cash	669	3,029
Cash, cash equivalents and restricted cash at beginning of period	13,428	8,517
Cash, cash equivalents and restricted cash at end of period	$14,097	$11,546
Supplemental disclosures of cash flow information
Cash paid for interest	$414	$482
Cash paid for income taxes, net	$7,421	$8,162
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$412	$256

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017‑01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt the standard on August 1, 2018 and will apply the guidance to acquisitions occurring after the effective date to determine whether such acquisitions meet the definition of a business.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates step two from the goodwill impairment test. A public business entity should adopt the amendments for its annual goodwill impairment tests or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance could impact the Company if a goodwill impairment is identified after adoption. The Company plans to adopt the guidance effective August 1, 2017.

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

In August 2016, the FASB issued ASU No. 2016‑15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 is intended to address how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2016-15 at the beginning of fiscal year 2017, but there was no impact on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance but does not believe this standard will have a material impact on its condensed consolidated financial statements, as the Company has not experienced significant losses related to its credit accounts. The Company plans to adopt the guidance effective August 1, 2020, the beginning of the first fiscal period after the effective date.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt this ASU beginning in the second quarter of fiscal year 2017, and has applied the effects of the adoption from the beginning of the annual period of adoption. Beginning in the three and six month periods ended January 31, 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the condensed consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in additional paid in capital on the condensed consolidated balance sheets. Additionally, the condensed consolidated statements of cash flows presents excess tax benefits as an operating activity for the nine months ended April 30, 2017, while the historical periods have not been adjusted, which is consistent with the adoption of this portion of the standard on a prospective basis. Further, tax cash payments made on an employee’s behalf for shares withheld upon vesting or settlement are required to be presented as a financing activity, and the condensed consolidated statement of cash flows for the nine months ended April 30, 2017 has been revised to reflect these amounts as payments related to stock-based awards. Tax cash payments made on an employee’s behalf for shares withheld upon vesting or settlement for the nine months ended April 30, 2016 were immaterial to the condensed consolidated financial statements. Additionally, the Company did not have any unrecognized tax benefits related to its share-based payment awards at the date of adoption. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Historically, estimated forfeitures were immaterial to the condensed consolidated financial statements. The amendments in the standard that required use of a modified retrospective transition method did not materially impact the Company. Therefore, the Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption as of August 1, 2016. See note 12 for information regarding the additional impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases with lease terms exceeding one year to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company is currently reviewing its significant lease arrangements to assess the potential impact on its condensed consolidated financial statements. The Company plans to adopt the guidance effective August 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption can occur using one of two prescribed transition methods. In March, April and December 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-20 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently reviewing its revenue contracts to assess the potential impact on its condensed consolidated financial statements. The Company plans to adopt the revenue guidance effective August 1, 2018, although it has not yet selected a transition method.

2. Acquisitions

On February 1, 2017, the Company completed the acquisition of the assets of Sealweld Corporation (“Sealweld”), a privately held corporation organized under the laws of the Province of Alberta, Canada, for CAD$22.3 million in cash (or approximately US$17.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017), which included CAD$5.5 million (or approximately US$4.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017) for estimated working capital. Sealweld is based in Calgary, Alberta, Canada, with additional facilities in the United States and the United Arab Emirates. Sealweld is a global supplier of high-performance products and services for industrial valve and actuator maintenance, including lubricants, sealants, cleaners, valve fittings, tools and equipment. Additionally, Sealweld provides routine and emergency valve maintenance services and technician training for many of the world’s largest pipeline operators. The Company completed the acquisition by borrowing $17.0 million on the revolving loan under its revolving credit facility. See Note 11 for further discussion of the Company’s revolving credit facility. Sealweld is included in the performance materials segment. The Company expensed transaction and acquisition-related costs of approximately $685,000 in the nine months ended April 30, 2017, which is included in selling, general and administrative expenses on the Company’s condensed consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the condensed consolidated balance sheet at April 30, 2017 (in thousands):

Cash	$69
Accounts receivable	2,937
Inventory	2,350
Other assets	38
Property, plant and equipment, net	4,192
Intangible assets	—
Trade name/trademark	2,185
Non-compete agreements	2,254
Customer relationships	2,348
Total assets acquired	$16,373
Current liabilities	1,172
Deferred taxes	645
Net identifiable assets acquired	14,556
Goodwill	2,620
Fair value of net assets acquired	$17,176

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis. The fair value of the accounts receivable acquired was $2.9 million, equivalent to the contractual amount acquired. The Company expects all acquired accounts receivable to be collected. The $2.6 million of goodwill was assigned to the performance materials segment, and the Company expects $130,000 of goodwill to be tax deductible. The goodwill is primarily attributable to the assembled workforce of Sealweld.

On April 4, 2016, the Company completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore‑based manufacturer of electronic chemicals, for a cash purchase price of $2.9 million, which included $1.1 million for estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the liquid crystal display, electronics and semiconductor markets, and provides recycling and refining services for certain customers. The Company completed the acquisition by borrowing $2.8 million on the revolving loan under its revolving credit facility. See Note 11 for further discussion of the Company’s revolving credit facility. The Company expensed transaction and acquisition-related costs of approximately $233,000 in the fiscal quarter ended April 30, 2016, which is included in selling, general and administrative expenses on the Company’s condensed consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the acquisition accounting for the fair value of the assets and liabilities recognized in the condensed consolidated balance sheet at July 31, 2016 (in thousands):

Cash	$228
Accounts receivable	1,862
Other assets	101
Property, plant and equipment, net	3,242
Intangible assets
Licensing agreement	73
Toll manufacturing agreement	255
Total assets acquired	$5,761
Total current liabilities assumed	1,028
Fair value of net assets acquired	$4,733

The aggregate fair value of the working capital (assets and liabilities), property, plant and equipment and intangible assets acquired were determined by management to exceed the consideration paid for the acquisition, resulting in a bargain purchase gain under GAAP. In reaching that conclusion, management noted that there were no other liabilities being assumed in connection with the acquisition, including no environmental liabilities. Management believes the seller had determined to perform the transaction as part of an overall repositioning of its business. Based on these considerations, the Company recorded a gain of $1.8 million in connection with the bargain purchase during the year ended July 31, 2016. This reflects a measurement period adjustment of $243,000 to the preliminary acquisition accounting, reducing the gain recognized in the condensed consolidated statements of income for the three and nine months ended April 30, 2016.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	April 30,	April 30,
Current Presentation	2017	2016
Cash and cash equivalents	$14,097	$10,546
Restricted cash	—	1,000
Total cash, cash equivalents and restricted cash	$14,097	$11,546

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in other long term assets as of July 31, 2016 and includes proceeds that were placed in escrow in connection with the sale of the animal health business in fiscal year 2013. These proceeds were released from escrow in February 2017.

4. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 415,661 and 352,755 dilutive shares related to stock-based awards for the three and nine months ended April 30, 2017, respectively. There were approximately 261,000 and 209,000 dilutive shares related to stock-based awards for the three and nine months ended April 30, 2016, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if the effect of including them would be anti-dilutive. There were 415 and 3,858 potentially dilutive securities that were not included for the three and nine months ended April 30, 2017, respectively. There were 16,000 and 15,000 potentially dilutive securities that were not included for the three and nine months ended April 30, 2016, respectively.

5. Inventories, net

Inventories, net are summarized in the following table (in thousands):

	April 30,	July 31,
	2017	2016
Raw materials	$9,071	$7,429
Work in process	1,165	1,195
Supplies	963	968
Finished products	28,296	28,463
Less: reserve for inventory obsolescence	(627)	(654)
Inventories, net	$38,868	$37,401

6. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30,	July 31,
	2017	2016
Land	$10,384	$9,765
Buildings and improvements	42,337	39,974
Equipment	91,726	88,470
Leasehold improvements	2,741	2,460
	147,188	140,669
Less: accumulated depreciation and amortization	(72,303)	(65,958)
	74,885	74,711
Construction-in-progress	6,840	5,028
Property, plant and equipment, net(1)	$81,725	$79,739

(1)

In fiscal year 2016, as part of the Company’s ongoing review of its Milan production facilities, the Company determined that certain other facilities had excess capacity sufficient to absorb the manufacturing operations of one of its Milan plants. As a result, the Company committed to sell properties with a total estimated fair value, less costs to sell, of approximately $4.3 million at July 31, 2016 and April 30, 2017. Assets held for sale are included in prepaid expenses and other in current assets. The fair value measurements were based on recent valuation appraisals.

7. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2016. The Company recognized stock-based compensation costs of approximately $1.2 million and $1.4 million for the three months ended April 30, 2017 and 2016, respectively, and $4.3 million and $3.7 million for the nine months ended April 30, 2017 and 2016, respectively. The Company also recognized the related tax benefits of $420,000 and $467,000 for the three months ended April 30, 2017 and 2016, respectively, and $1.5 million and $1.3 million for the nine months ended April 30, 2017 and 2016, respectively. Stock‑based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of April 30, 2017, the unrecognized compensation costs related to stock-based awards was approximately $7.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Shares

There were 471,612 and 328,731 non-vested performance shares outstanding at April 30, 2017 and August 1, 2016, respectively, which reflected the number of shares under the awards expected to vest as of such dates. No performance share awards vested during the nine months ended April 30, 2017. As of April 30, 2017, the non-vested performance-based stock awards consisted of Series 1, Series 3 and Series 4 awards granted to certain executives and employees in fiscal years 2017, 2016 and 2015 as summarized below reflecting the target number of shares under the awards.

		Target			Expected	Shares
	Series	Award	Grant Date	Measurement	Percentage of	Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2017 Awards
12/8/2016	Series 1	10,531
	Forfeitures(2)	(187)
	Total Series 1	10,344	$34.95	7/31/2019	100%	10,344

10/21/2016	Series 3	14,000	$29.11	7/31/2017	100%	14,000

4/28/2017	Series 4	9,090	$52.55	7/31/2019
10/21/2016	Series 4	88,674	$29.11	7/31/2019
	Forfeitures(2)	(9,914)
		87,850			100%	87,850

Fiscal Year 2016 Awards
3/10/2016	Series 1	14,625	$21.89	10/31/2018
1/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(11,858)
	Total Series 1	59,930			187%	111,895

1/19/2016	Series 3	82,938	$20.89	7/31/2020	100%	82,938

Fiscal Year 2015 Awards
3/26/2015	Series 1	21,173	$25.85	7/31/2017
12/9/2014	Series 1	103,499	$17.81	7/31/2017
	Forfeitures(2)	(23,607)
	Total Series 1	101,065			164%	164,585

(1)

The percentage vesting for Series 1 performance share awards is currently estimated at 100%, 187% and 164% of the target award for the fiscal year 2017, 2016 and 2015 awards, respectively. The percentage vesting for Series 3 performance share awards is currently estimated at 100% of the target award for each of the fiscal year 2017 and 2016 awards. The percentage vesting for Series 4 performance share awards is currently estimated at 100% of the target award for the fiscal year 2017 awards.

(2)	Forfeitures include Series 1 and Series 4 awards that were granted to certain employees in fiscal years 2017, 2016 and 2015 but that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2017, 2016 and 2015 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through April 30, 2017, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2017, 2016 and 2015 awards, shares vested may increase to a maximum of 200%, 200% and 167%, respectively, of the target award on achievement of maximum performance objectives.

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

Series 4: For the fiscal year 2017 awards, each award includes two tranches. For the first tranche, vesting is subject to the achievement of an adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) metric. For the second tranche, vesting is subject to performance requirements for average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 4 awards, the expected percentage vesting is evaluated through April 30, 2017, and reflects the percentage of shares projected to vest at the end of the measurement period. For the fiscal year 2017 awards, the shares vested in the second tranche may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards outstanding was $23.08 and $17.36 at April 30, 2017 and August 1, 2016, respectively.

The weighted-average per share grant-date fair value of the target award shares for performance-based awards granted during the nine months ended April 30, 2017 and 2016 was $31.55 and $21.13, respectively.

The weighted-average per share grant-date fair value of performance-based awards forfeited during the nine months ended April 30, 2017 and 2016 was $22.97 and $20.82, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the nine months ended April 30, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2016	211,368	$21.28
Granted (1)	32,281	40.58
Vested(2)	(21,984)	28.27
Forfeited	(7,481)	22.97
Non-vested on April 30, 2017	214,184	23.45

(1)	Includes 10,360 shares granted to non-employee directors for service during the nine months ended April 30, 2017.
(2)

Includes 10,360 shares granted to non-employee directors for service for the nine months ended April 30, 2017. The shares vest on the date of grant, and the Company recognizes compensation expense on such date. Includes 11,624 shares granted to certain employees and executives, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP.

The total fair value of time-based shares vested during the nine months ended April 30, 2017 and 2016 was approximately $621,000 and $646,000, respectively.

8. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	April 30, 2017
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,297)	$(138)	$769
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(95)	—	22
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(5,264)	(934)	7,902
Performance materials-customer relationships (15 years)	15.0	12,639	(1,411)	(110)	11,118
Performance materials-Other related contracts (5 years)	5.0	2,406	(170)	(104)	2,132
Electronic chemicals-Tolling/License Agreements (1-3 years)	1.4	328	(275)	(28)	25
Total intangible assets subject to amortization	13.6	$31,794	$(8,512)	$(1,314)	$21,968
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					4,967
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					16,540
Total intangible assets, net					$38,508

	Number of Years	July 31, 2016
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,104)	$(117)	$983
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(87)	—	30
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,616)	(831)	8,653
Performance materials-customer relationships (15 years)	15.0	10,291	(858)	—	9,433
Performance materials-other related contracts (5 years)	5.0	152	(38)	—	114
Electronic chemicals- Tolling/License Agreements (1-3 years)	1.4	328	(93)	—	235
Total intangible assets subject to amortization	13.6	$27,192	$(6,796)	$(948)	$19,448
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					2,885
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$33,906

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $608,000 and $484,000 for the three months ended April 30, 2017 and 2016, respectively, and $1.7 million and $1.5 million for the nine month periods ended April 30, 2017 and 2016, respectively.

9. Dividends

Dividends of approximately $357,000 ($0.03 per share) and $351,000 ($0.03 per share) were declared and paid in the third quarter of fiscal years 2017 and 2016, respectively. Dividends of approximately $1.1 million ($0.09 per share) were declared and paid in each of the first nine months of fiscal years 2017 and 2016. A dividend of $0.03 per share was approved by the Company’s board of directors on June 1, 2017 to be paid on June 23, 2017 to shareholders of record on June 13, 2017.

10. Segment Information

The Company has two reportable segments — electronic chemicals and performance materials. In the fiscal quarter ended April 30, 2017, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals segment and the performance materials segment. Previously the Company had two reportable segments – electronic chemicals and other chemicals. As of April 30, 2017, the performance materials segment includes the Company’s industrial valve lubricants and sealants business and wood treating chemicals business that were previously referred to as the other chemicals segment.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(Amounts in thousands)
Net sales
Electronic chemicals	$68,141	$66,637	$204,829	$195,240
Performance materials	13,475	8,531	32,353	27,437
Other activities	—	—	—	—
Total consolidated net sales	$81,616	$75,168	$237,182	$222,677
Depreciation and amortization (1)
Electronic chemicals	$2,857	$2,896	$8,502	$8,660
Performance materials	549	285	1,121	868
Other activities	411	401	1,241	1,078
Total consolidated depreciation and amortization	$3,817	$3,582	$10,864	$10,606
Operating income(2)
Electronic chemicals	$8,509	$8,183	$26,153	$23,927
Performance materials	4,224	2,853	10,927	9,421
Other activities	(3,366)	$(4,007)	(9,993)	(12,862)
Total consolidated operating income	9,367	7,029	27,087	20,486
Total other (expense) income, net	(157)	1,493	(562)	1,221
Income before income taxes	$9,210	$8,522	$26,525	$21,707

(1)	Segment depreciation excludes depreciation for restructuring and realignment.
(2)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges, which are included in other activities.

11. Long-Term Debt

The Company’s debt as of April 30, 2017 and July 31, 2016 consisted of the following:

	April 30,	July 31,
	2017	2016
	(Amounts in thousands)
Senior secured debt:
Revolving loan facility, maturing on October 9, 2019	$34,000	$35,800

On October 9, 2014, the Company entered into a credit facility (the “Second Restated Credit Facility”) with Wells Fargo Bank, National Association, Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank, N.A. The Second Restated Credit Facility provides for a revolving loan up to $150.0 million, including an accordion feature that allows for an additional revolving loan increase of up to an additional $100.0 million with approval from the lenders. The maturity date for the Second Restated Credit Facility is October 9, 2019. At April 30, 2017, the Company had $34.0 million outstanding under the Second Restated Credit Facility. The maximum available borrowing capacity remaining under the Second Restated Credit Facility as of April 30, 2017 was $113.3 million, after a reduction of $2.7 million for unused letters of credit.

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

Advances under the revolving loan bore interest at 1.993% as of April 30, 2017. The Company also incurs an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility from 0.30% to 0.15%, based on the ratio of funded debt to EBITDA.

Loans under the Second Restated Credit Facility are secured by the Company’s assets, including inventory, accounts receivable, equipment, intangible assets, and real property. The Second Restated Credit Facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, a ratio of funded debt to EBITDA (as adjusted for non‑cash and unusual, non-recurring, and certain acquisition and integration costs) of 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent) and a current ratio of at least 1.5 to 1.0. As of April 30, 2017, the Company was in compliance with all covenants of the Second Restated Credit Facility.

12. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and nine month periods ended April 30, 2017 was 34.1% and 31.0%, respectively. For the three and nine month periods ended April 30, 2016, the overall effective income tax rate was 25.3% and 31.2%, respectively.

Through the nine months ended April 30, 2017, stock-based compensation excess tax benefits of $694,000 were reflected in the condensed consolidated statements of income as a component of the provision for income taxes as a result of the early adoption of ASU 2016‑09. See note 1 for more details regarding the adoption of ASU 2016-09.

13. Litigation and Other Contingencies

The Company is subject to contingencies, including litigation relating to environmental laws and regulations, commercial disputes and other matters. Certain of these contingencies are discussed below. The ultimate resolution of these contingencies is subject to significant uncertainty, and should the Company fail to prevail in any of them or should several of them be resolved against the Company in the same reporting period, these matters could, individually or in the aggregate, be material to the condensed consolidated financial statements. The ultimate outcome of these matters, however, cannot be determined at this time, nor can the amount of any potential loss or range of loss be reasonably estimated, and as a result except where indicated no amounts have been recorded in the Company’s condensed consolidated financial statements.

The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred.

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. The Company’s subsidiary, KMG-Bernuth, was notified in October 2014 that the EPA considered it to have potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA,” in connection with this site by virtue of its relationship with certain alleged successor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company). The EPA has estimated that the remediation will cost approximately $22.0 million. The Company and approximately seven other parties entered into an interim agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. No assurance can be given that the EPA will not designate the Company’s subsidiary as a potentially responsible party. The Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter. As of April 30, 2017, the liability remaining was $1.1 million.

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

14. Restructuring and Realignment Events

In April, 2017, the Company implemented a plan of restructuring of its electronic chemicals segment in Asia. As a result, the Company incurred approximately $226,000 of employee related severance costs during the three and nine months ended April 30, 2017.

As part of the Company’s global restructuring of its electronic chemicals operations, the Company closed one of its facilities in Milan, Italy in December 2015, and shifted some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed.

At April 30, 2017, the accrued liability associated with restructuring and other related charges consisted of the following (in thousands):

	Employee	Decommissioning
	Costs	and Environmental	Other	Total
Accrued liability at August 1, 2016	$721	$36	$—	$757
Payments	(300)	(19)	(6)	(325)
Adjustments	(22)	—	6	(16)
Accrued liability at April 30, 2017	$399	$17	$—	$416

Total accelerated depreciation for the three months ended October 31, 2015 was $105,000. There was no additional accelerated depreciation recorded for the nine months ended April 30, 2016. There was no accelerated depreciation for the three and nine months ended April 30, 2017.

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

The changes to the asset retirement obligation associated with this realignment during the nine months ended April 30, 2017 are as follows (in thousands):

Asset retirement obligation at August 1, 2016	$168
Adjustments	(165)
Payments	(3)
Asset retirement obligation at April 30, 2017	$—

The Company incurred no charges for accelerated depreciation for the assets previously associated with the operations at Bay Point during the three and nine month periods ended April 30, 2017 and 2016. The Company incurred certain employee costs of $130,000 during the three and nine month periods ended April 30, 2016. There were no such employee costs during the three and nine month periods ended April 30, 2017. There were no remaining obligations related to the Bay Point asset retirement as of April 30, 2017. As a result, the remaining accrued liability was adjusted during the three months ended April 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and globally distribute specialty chemicals. We operate businesses engaged in selling electronic chemicals, industrial valve lubricants, sealants and related hardware and industrial wood treating chemicals. Our electronic chemicals are sold to the semiconductor industry, where they are used primarily to clean and etch silicon wafers in the production of semiconductors. Our valve lubricants, sealants and related hardware enable optimal valve operation and provide important safety and environmental benefits, including preventing fugitive emissions and minimizing costly downtime at oil and gas production, storage facilities and pipelines. Our wood treating chemicals, based on pentachlorophenol (“penta”), are used by industrial customers primarily to extend the useful life of utility poles and cross-arms.

Definitive Agreement to Acquire Flowchem Holdings LLC

On April 23, 2017, we entered into a Purchase Agreement and Plan of Merger, pursuant to which we will acquire Flowchem Holdings LLC, the parent company of Flowchem LLC (“Flowchem”), a global provider of drag reducing agents, related support services and equipment to midstream crude oil and refined fuel pipeline operators. Consideration for the acquisition will be $495.0 million in cash, including approximately $17.0 million for net working capital. The purchase price is subject to adjustment following the closing for reconciliation of net working capital. The Purchase Agreement includes customary representations, warranties and covenants. The acquisition is expected to close in mid-June 2017 and is subject to certain customary closing conditions.

Acquisition of Sealweld Corporation

On February 1, 2017, we completed the acquisition of the assets of Sealweld Corporation (“Sealweld”), a privately held corporation organized under the laws of the Province of Alberta, Canada, for CAD$22.3 million in cash (or approximately US$17.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017), which includes CAD$5.5 million (or approximately US$4.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017) for estimated net working capital. Sealweld is based in Calgary, Alberta, Canada, with additional facilities in the United States and the United Arab Emirates. Sealweld is a leading global supplier of high-performance products and services for industrial valve and actuator maintenance, including lubricants, sealants, cleaners, valve fittings, tools and equipment. Additionally, Sealweld provides routine and emergency valve maintenance services and technician training for many of the world’s largest pipeline operators.

Acquisition of Nagase Finechem Singapore (Pte) Ltd.

On April 4, 2016, we completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore-based manufacturer of electronic chemicals, for a cash purchase price of $2.9 million, which includes $1.1 million for estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the liquid crystal display, electronics and semiconductor markets and provides recycling and refining services for certain customers. We recorded a $1.8 million bargain purchase gain for the year ended July 31, 2016.

Restructuring and Realignment

In April, 2017, we implemented a plan of restructuring of our electronic chemicals segment in Asia. As a result, we incurred approximately $0.2 million of employee related severance costs during the three and nine months ended April 30, 2017.

As part of the global restructuring of our electronic chemicals operations, we closed one of our facilities in Milan, Italy, and shifted production to our facilities in France and the United Kingdom. Decommissioning of certain manufacturing equipment in Milan was essentially complete in fiscal year 2016.

In October, 2014, we announced a realignment of our hydrofluoric acid business and subsequently exited the facility operated for us by Chemtrade Logistics in Bay Point, California. Operations ceased in the third quarter of fiscal year 2015. We incurred certain employee costs of $0.1 million in the first quarter of fiscal year 2016. There were no such costs in the nine months ended April 30, 2017. There were no remaining obligations related to Bay Point as of April 30, 2017.

See Note 14 to the condensed consolidated financial statements included in this report.

Results of Operations

Three and Nine Month Periods Ended April 30, 2017 compared with the Three and Nine Month Periods Ended April 30, 2016

Segment Net Sales

Segment data is presented for our two reportable segments for the three and nine month periods ended April 30, 2017 and 2016. In light of the acquisition of Sealweld and the pending acquisition of Flowchem, for the fiscal quarter ended April 30, 2017 our other chemicals segment was renamed the performance materials segment. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Sales
Electronic chemicals	$68,141	$66,637	$204,829	$195,240
Performance materials	13,475	8,531	32,353	27,437
Total sales for reportable segments	$81,616	$75,168	$237,182	$222,677

Net Sales

Net sales for reportable segments increased $6.4 million, or 8.5%, to $81.6 million in the third quarter of fiscal year 2017, from $75.2 million for the same period of the prior year. The increase in net sales for the third quarter was due primarily to higher volume in the electronic chemicals and performance materials segments. For the nine months ended April 30, 2017, net sales for reportable segments increased $14.5 million, or 6.5%, to $237.2 million from $222.7 million for the same period of the prior year. For the nine month period, the increase in net sales was due primarily to higher volume in both segments.

In the third quarter of fiscal year 2017, the electronic chemicals segment had net sales of $68.1 million, an increase of $1.5 million, or 2.3%, as compared to $66.6 million for the same period of the prior year. For the quarter, net sales increased compared to the prior year primarily due to higher volume. For the nine months ended April 30, 2017, net sales in the electronic chemicals segment increased $9.6 million, or 4.9%, to $204.8 million from $195.2 million for the same period of the prior year. For the nine month period, net sales increased compared to the prior year period because of increased volume globally, including sales from the NFC business.

Net sales of performance materials increased $5.0 million, or 58.8%, to $13.5 million in the third quarter of fiscal year 2017 as compared to $8.5 million for the same period of the prior year. For the nine months ended April 30, 2017, net sales in the performance materials segment increased $5.0 million, or 18.2%, to $32.4 million from $27.4 million compared to the same period of the prior year. For the quarterly and nine month periods, the increase in net sales was primarily driven by higher volume in industrial lubricants, including sales from the Sealweld acquisition.

Gross Profit

Gross profit increased by $3.3 million, or 11.3%, to $32.5 million in the third quarter of fiscal year 2017 from $29.2 million in the same quarter of the prior year. For the nine months ended April 30, 2017, gross profit increased $6.7 million, or 7.7%, to $93.4 million from $86.7 million in the same period of the prior year. The increase in gross profit in the quarter and nine month period was primarily due to higher volume globally, including the gross profit contributed by the Sealweld acquisition. Gross profit as a percentage of sales improved to 39.8% in the third quarter of fiscal year 2017 compared to 38.8% in the third quarter of fiscal year 2016. For the nine months ended April 30, 2017, gross profit as a percentage of sales improved to 39.4% compared to 38.9% in the same period of the prior year. The improvements in gross profit as a percentage of sales for the quarter and nine month period was due to favorable product mix and operating efficiencies.

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

Distribution Expenses

Distribution expenses were higher in the third quarter of fiscal year 2017 by $0.3 million, or 3.3%, to $9.5 million as compared to $9.2 million in the third quarter of fiscal year 2016. Distribution expenses for the nine months ended April 30, 2017 were $28.3 million, an increase of $0.2 million, or 1.0%, from $28.1 million for the same period of the prior year. The increase in distribution expenses in the quarter and in the nine month period was due to higher volume. Distribution expenses were approximately 11.6% and 12.2% of net sales for the third quarter of fiscal years 2017 and 2016, respectively, and approximately 11.9% and 12.6% for the nine month periods ended April 30, 2017 and 2016, respectively. The reductions in each of the periods, as a percentage of sales, were primarily due to a favorable customer and product mix compared to the prior period. The electronic chemicals segment represents approximately 97% of distribution expenses in both periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million, or 7.9%, to $13.6 million in the third quarter of fiscal year 2017 from $12.6 million in the same quarter of fiscal year 2016. Those expenses were 16.7% of net sales in the third quarter of fiscal years 2017 and 2016. The increase from the prior year was primarily due to expenses attributable to acquisition and integration of the Sealweld business, and $0.5 million of the increase was for expenses  related to the proposed acquisition of Flowchem. For the nine months ended April 30, 2017, selling, general and administrative expenses increased $1.4 million, or 3.8%, to $37.9 million from $36.5 million in the same period of the prior year. Those expenses were 16.0% and 16.4% of net sales in the nine month periods ended April 30, 2017 and 2016, respectively. The increase over the prior year period was primarily due to a $0.9 million increase in acquisition and integration expenses and a $0.7 million increase in stock-based and short term incentive compensation.

Segment Income from Operations

In the third quarter of fiscal year 2017, operating income in the electronic chemicals segment was $8.5 million, an increase of $0.3 million, or 3.7%, as compared to $8.2 million for the same period of the prior year. For the nine months ended April 30, 2017, operating income in the electronic chemicals segment increased $2.3 million, or 9.6%, to $26.2 million from $23.9 million in the same period of the prior year. The improvement was primarily driven by higher volume and operating efficiencies.

In our performance materials segment, operating income increased approximately $1.3 million, or 44.8%, to $4.2 million in the third quarter of fiscal year 2017 as compared to $2.9 million for the same period of the prior year. For the nine months ended April 30, 2017, operating income in the performance materials segment increased $1.5 million, or 16.0%, to $10.9 million from $9.4 million in the same period of the prior year. Operating income in performance materials increased due to higher volume in our industrial lubricants business and wood treating chemicals business.

Other corporate expenses are not allocated to segments when calculating a segment’s income from operations. Other corporate expenses primarily represent employee stock-based compensation expenses and public entity expenses, such as board compensation, audit expense and fees related to the listing of our common stock. For fiscal quarters ended April 30, 2017 and 2016, other corporate expenses were $3.3 million and $3.6 million, respectively. For the nine months ended April 30, 2017 and 2016, other corporate expenses were $9.9 million and $11.3 million, respectively. The decrease in other corporate expenses for both the quarterly and nine month comparisons was primarily due to enterprise resource planning post-implementation support costs that were allocated to our segments in the second quarter of fiscal year 2017 that were previously not allocated.

Net Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share

Net income was $6.1 million in the third quarter of fiscal year 2017, a decrease of $0.3 million, or 4.7%, as compared to $6.4 million in the third quarter of fiscal year 2016. For the nine months ended April 30, 2017, net income was $18.3 million, an increase of $3.4 million, or 22.8%, from $14.9 million in the same period of the prior year. Diluted earnings per share was $0.49 and $0.53 in the third quarter of fiscal years 2017 and 2016, respectively, and $1.50 and $1.25 for nine month periods ended April 30, 2017 and 2016, respectively. Net income and diluted earnings per share in the third quarter of fiscal year 2016 were positively impacted by the recorded $2.1 million bargain purchase gain related to the NFC acquisition.

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) excludes costs associated with the restructuring of our manufacturing operations in Europe and corporate relocation expenses in fiscal year 2016 and our acquisition, integration and corporate relocation expenses in fiscal year 2017. In the third quarter of fiscal year 2017, adjusted EBITDA was $14.0 million, an increase of $2.8 million, or 25.0%, as compared to $11.2 million in the third quarter of fiscal year 2016. For the nine months ended April 30, 2017, adjusted EBITDA was $39.6 million, an increase of $5.9 million, or 17.5%, compared to $33.7 million for the same period of the prior year. The increase in adjusted EBITDA was a result of operating efficiencies and higher volume in each of our businesses. In addition, the acquisitions of the NFC and Sealweld businesses contributed to the increase in adjusted EBITDA over the prior year.

In the third quarter of fiscal year 2017 adjusted diluted earnings per share was $0.53, compared to $0.41 in the third quarter of fiscal year 2016. For the nine months ended April 30, 2017, adjusted diluted earnings per share was $1.58, compared to $1.24 for the same period of the prior year. The increase in adjusted diluted earnings per share was a result of operating efficiencies and higher volume in each of our businesses, which included the impact of the acquisitions of the NFC and Sealweld businesses.

Non-GAAP Financial Measures

We provide non-GAAP financial information to complement reported GAAP results including adjusted EBITDA, adjusted net income and adjusted diluted earnings per share. We believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We believe that these measures aid in evaluating the underlying operational performance of our business and facilitate comparisons between periods. Non-GAAP financial information, such as adjusted EBITDA, is used externally by users of our condensed consolidated financial statements, such as analysts and investors. A similar calculation of adjusted EBITDA is utilized internally for executives’ compensation and by our lenders for a key debt compliance ratio.

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

The table below provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$6,067	$6,362	$18,293	$14,932
Interest expense, net	301	201	650	605
Income taxes	3,143	2,160	8,232	6,775
Depreciation and amortization(1)	3,817	3,772	10,864	10,901
Gain on purchase of NFC	—	(2,069)	—	(2,069)
Acquisition and integration expenses	562	233	1,145	233
Corporate relocation expense	2	393	369	1,122
Restructuring and realignment charges, excluding accelerated depreciation	70	187	70	1,233
Adjusted EBITDA	$13,962	$11,239	$39,623	$33,732

(1)

Includes $0.3 million of depreciation related to restructuring and realignment included in non-cash restructuring and realignment charges on the condensed consolidated statement of cash flows for the nine months ended April 30, 2016.

The table below provides a reconciliation of net income to adjusted net income and adjusted diluted earnings per share.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$6,067	$6,362	$18,293	$14,932
Items impacting pre-tax income:
Acquisition and integration expenses	562	233	1,145	233
Corporate relocation expense	2	393	369	1,122
Restructuring and realignment charges	70	377	70	1,528
Gain on purchase of NFC	—	(2,069)	—	(2,069)
Income taxes(1)	(222)	(352)	(554)	(1,010)
Adjusted net income	$6,479	$4,944	$19,323	$14,736

Diluted earnings per share	$0.49	$0.53	$1.50	$1.25
Adjusted diluted earnings per share	$0.53	$0.41	$1.58	$1.24
Weighted average diluted shares outstanding	12,303	11,990	12,236	11,923

(1)	Represents the aggregate tax-effect assuming a 35% tax rate of the items impacting pre-tax income.

Interest Expense, net

Interest expense, net was $0.3 million and $0.2 million in the third quarter of fiscal years 2017 and 2016, respectively, and was $0.7 million and $0.6 million in the nine months ended April 30, 2017 and 2016, respectively. For the quarterly and nine month period comparisons, interest expense was higher compared to the prior year because of increased borrowing for the Sealweld acquisition.

Income Taxes

The overall effective income tax rate for the three and nine month periods ended April 30, 2017 was 34.1% and 31.0%, respectively. For the three and nine month periods ended April 30, 2016, the overall effective tax rate was 25.3% and 31.2%, respectively. For the three month period comparison, the increase in the effective tax rate from the prior fiscal year was due to the nontaxable gain associated with the NFC bargain purchase in the prior fiscal year. For the nine month comparison, the primary reason for the reduction compared to the prior year was due to stock-based compensation excess tax benefits of $0.7 million realized as a result of the early adoption of Accounting Standards Update 2016-09. See note 1 to the condensed consolidated financial statements included in this report. In addition, we had a favorable mix of earnings in jurisdictions with income tax rates lower than the U.S. statutory rate.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $27.3 million and $29.4 million for the nine months ended April 30, 2017 and 2016, respectively.

For the nine months ended April 30, 2017, operating cash flows were favorably impacted by higher margins in each of our segments. In addition, we incurred $1.2 million less in restructuring and realignment expenses compared to the same period of the prior year. These were offset by a change in working capital.

Net cash used in financing activities was $3.1 million and $12.2 million for the nine months ended April 30, 2017 and 2016, respectively. During the nine months ended April 30, 2017, we borrowed $17.0 million for the acquisition of Sealweld on February 1, 2017, and made repayments of $18.8 million on our revolving credit facility. During the nine months ended April 30, 2016, we borrowed $2.8 million and made repayments of $14.0 million on our revolving credit facility.

Working Capital

On October 9, 2014, we entered into an amended and restated credit agreement (the “Second Restated Credit Facility”) under which we have a revolving line of credit of $150.0 million. At April 30, 2017, we had $34.0 million outstanding under the revolving facility, and an additional $2.7 million was reserved for outstanding letters of credit, with up to an additional $113.3 million of additional borrowing capacity. The amount that may be borrowed under the revolving facility is limited by a covenant for funded debt to pro‑forma earnings before interest, taxes and depreciation (“EBITDA”), and at April 30, 2017, that covenant did not limit our additional borrowing capacity.

Management believes that the Second Restated Credit Facility, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months. However, in order to ensure financing for the proposed acquisition of Flowchem, on April 23, 2017 we entered into a commitment letter (the “Commitment Letter”) with KeyBank National Association, KeyBanc Capital Markets Inc., HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. (together, the “Commitment Parties”), pursuant to which the Commitment Parties have agreed to provide us with financing consisting of (i) a seven-year senior secured term loan facility of $550.0 million and (ii) a senior secured revolving facility of $50.0 million. The obligations of the Commitment Parties under the Commitment Letter are subject to customary closing conditions. We intend to use the proceeds from these senior secured credit facilities, together with cash on hand, to finance the acquisition and the costs and expenses related to the acquisition, to refinance our existing indebtedness, and to finance our ongoing working capital and other general corporate purposes following the acquisition. We believe that these resources will be sufficient for those purposes.

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

Advances under the revolving loan bore interest at 1.993% and 1.496% as of April 30, 2017 and July 31, 2016, respectively.

Loans under the Second Restated Credit Facility are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets and real property. The credit facility has restrictive covenants, including that the Company must maintain a fixed charge coverage ratio of 1.5 to 1.0 or greater, and ratio of funded debt to EBITDA (as adjusted for non-cash and unusual, non-recurring, and certain acquisition and integration costs) of no more than 3.25 to 1.0 (with a step-up to 3.5 to 1.0 during an acquisition period with lender consent), and a current ratio of at least 1.5 to 1.0. On April 30, 2017, we were in compliance with all of our debt covenants.

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

Other than the risk factor described below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the SEC.

Failure to close the acquisition of Flowchem, due to failure to secure financing or for any other reason, could negatively impact our financial condition.

Completion of the acquisition is subject to a number of customary closing conditions. In addition, we require financing to complete the acquisition. We have entered into a commitment letter to provide us with financing for the transaction but the obligations of the commitment parties are also subject to customary closing conditions. While management believes the acquisition will be completed, if the acquisition is not completed for any reason, including a failure to secure financing, our financial condition may be adversely affected.

ITEM 6.	EXHIBITS

The financial statements are filed as part of this report in Part 1, Item 1. The following documents are filed as exhibits. Documents marked with an asterisk (*) are management contracts or compensatory plans, and portions of documents marked with a dagger (†) have been granted confidential treatment.

2.1

Purchase Agreement and Plan of Merger dated as of April 23, 2017, among KMG Chemicals, Inc., KMG FC, LLC, Arsenal Capital Partners III-B, LP, as Arsenal Blocker Seller, and ACP Flowchem LLC, in its capacity as the Representative, filed as Exhibit 2.1 to the Company’s report on Form 8-K filed April 25, 2017, and incorporated herein by reference.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	June 9, 2017
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Marcelino Rodriguez	Date:	June 9, 2017
Marcelino Rodriguez
Chief Financial Officer