Form 10-K
period 2017-07-31
KMG CHEMICALS INC
filed 2017-10-16
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price of $36.86 on The New York Stock Exchange as of the last business day of our most recently completed second fiscal quarter (January 31, 2017) was $331.9 million.

As of October 12, 2017, there were 11,906,672 shares of the registrant’s common stock, par value $0.01, per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement pertaining to our annual meeting of shareholders is incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

Company Overview

We were incorporated in 1992 as a Texas corporation and are headquartered in Fort Worth, Texas. From our facilities in North America, Europe and Asia, we produce and distribute specialty chemicals and performance materials for the semiconductor, industrial wood preservation and pipeline and energy markets. We operate three business platforms: electronic chemicals, pipeline performance and wood treating chemicals. In our electronic chemicals platform, we are the leading global supplier of high-purity process chemicals, serving semiconductor manufacturers in the United States, Europe and Asia. We formulate, purify and blend acids, solvents and other wet chemicals used to etch and clean silicon wafers in the production of semiconductors, photovoltaics (solar cells) and flat panel displays. In our pipeline performance platform, we are a leading global provider of products, services and solutions for optimizing pipeline throughput and maximizing performance and safety. Our pipeline performance products include drag-reducing agents, valve lubricants, cleaners and sealants, and related equipment. We also provide routine and emergency maintenance services and training for pipeline operators worldwide. Our wood treating chemicals, based on pentachlorophenol, or penta, are sold to industrial customers who use these products to extend the useful life of wood utility poles and crossarms.

For the year ended July 31, 2017, we generated revenues of $333.4 million and net income of $23.6 million. On July 31, 2017, we had total long-term debt, net of current maturities, of $523.1 million, cash and cash equivalents of $20.7 million and total stockholders’ equity of $173.7 million.

Business Strategy

We seek to build long-term shareholder value through smart and efficient management of our existing operations, and through the effective integration and optimization of acquired businesses. Our actions are guided by our core values, which emphasize a passion for excellence, the value of our people, and that character and teamwork are critical. Three fundamental principles are at the core of our growth strategy:

•

Operate. We seek to maximize cash flow by managing our plants efficiently and driving continual improvement throughout our global operations. We enhance the value of our operations by concentrating on customer satisfaction and efficient management of our resources to increase our profitability and cash flows.

•

Acquire. The cash flows generated by the businesses that we operate provide us with the ability to pursue further acquisitions in order to build on our existing segments, and to establish new business platforms for future growth. We employ a methodical approach to identify and evaluate potential acquisitions, only pursuing those that meet our financial and strategic criteria. Our discipline throughout the acquisition process maximizes the potential for long-term success and value creation.

•

Integrate. We have consistently improved our ability to integrate progressively larger and more complex acquisitions. Our focus is to maintain reliable service to our customers during the integration period, realize operational and commercial synergies, and efficiently absorb acquired businesses. An effective integration strategy is an essential precondition for our operational success.

Our growth strategy focuses on niche segments of larger markets where we can establish leading market positions through consolidation and organic growth. We seek to acquire and operate unique businesses with value-added products that provide essential performance enhancements or provide important safety benefits, yet represent a minimal portion of the end product cost. We focus on purchasing product lines and businesses that operate in segments of the specialty chemical industry that meet our specific financial and strategic criteria including:

•	unique products with higher value applications;
•	barriers to entry;
•	proven management team with a track record of performance; and
•	strong cash flow.

Business Segments

Electronic Chemicals. Our electronic chemicals platform sells high-purity process chemicals to semiconductor manufacturers in the United States, Europe and Asia. We formulate, purify and blend acids, solvents and other wet chemicals used to etch and clean silicon wafers in the production of semiconductors, photovoltaics (solar cells) and flat panel displays. Our electronic chemicals business accounted for 83.0% of our net sales in fiscal year 2017, 87.8% in fiscal year 2016 and 82.9% in fiscal year 2015.

The electronic chemicals business was acquired initially in December 2007 from Air Products and Chemicals, Inc., and expanded with our purchases in March 2010 and in May 2013 of similar businesses from General Chemical Performance Products LLP and OM Group, Inc., respectively. On April 4, 2016, we completed the acquisition of Nagase Finechem Singapore (Pte) Ltd., a Singapore-based manufacturer of electronic chemicals. Our products include sulfuric, phosphoric, nitric and hydrofluoric acids, ammonium hydroxide, hydrogen peroxide, isopropyl alcohol, other specialty organic solvents and various blends of chemicals. We operate our electronic chemicals business through KMG Electronic Chemicals, Inc. in North America and through KMG Italia, S.r.l. and KMG Electronic Chemicals Luxembourg Holdings S.a.r.l. (and its subsidiaries) in Europe and Asia and have facilities in the United States, the United Kingdom, France, Italy and Singapore. Our customers rely on us to provide products with very low levels of contaminants and particles, in some cases at less than 100 parts per trillion levels. We purchase raw material chemicals from various suppliers and blend, package and purify them for distribution to our customers. We are responsible for product purity levels and analytical testing. Our products are sold in bulk and in containers, including bottles, drums and totes. This purification and distribution process is largely accomplished at our facilities in the United States, Europe and Singapore.

Performance Materials. Our performance materials segment includes our pipeline performance business and our wood treating chemicals business. Our performance materials segment constituted about 17.0% of our net sales in fiscal year 2017, 12.2% in fiscal year 2016 and 17.1% in fiscal year 2015.

In our pipeline performance business, we supply drag-reducing agents, industrial valve lubricants, cleaners and sealants, and related services and equipment, including routine and emergency valve maintenance services and training, to the pipeline and energy services market. Our pipeline performance products and services provide value-added specialty products that optimize pipeline efficiency, lower operating costs and enhance safety. The pipeline performance business was established with the acquisition of Valves Incorporated of Texas in May 2015, and expanded with the acquisition of the assets of Sealweld Corporation in February 2017 and the acquisition of Flowchem LLC (“Flowchem”) in June 2017. We operate our performance materials business through KMG Val‑Tex, LLC (“Val-Tex”), Sealweld (USA), Inc. and Flowchem (and its subsidiaries) in the United States, and through KMG Industrial Lubricants Canada, Inc. in Canada. We operate facilities for the manufacture, formulation and distribution of our pipeline performance products in the United States, Canada and the Middle East.

In our wood treating chemicals business, we supply penta to industrial customers who use this preservative to pressure treat wood products, primarily utility poles and crossarms, to extend their useful life by protecting against insect damage and decay. Our penta products include solid blocks and concentrated solutions. We manufacture solid penta blocks at our facility in Matamoros, Mexico through KMG de Mexico S.A. de C.V., a Mexican corporation which is a wholly owned subsidiary of KMG‑Bernuth, Inc. We sell penta products in the United States, Canada and Mexico. We also sell hydrochloric acid, which is a byproduct of penta production for use in the steel and oil well service industries.

Suppliers

In our electronic chemicals segment, we rely on a variety of suppliers for our raw materials, some of which we purchase on open account and others which we purchase under supply contracts. The number of suppliers is often limited, particularly as to the specific grade of raw material required by us to supply high purity products to our customers.

In our performance materials segment, our pipeline performance products and wood treating chemicals depend on outside suppliers for all of the raw materials needed to produce our products, and are subject to fluctuations in the price of those materials. The principal raw materials used are olefin and catalysts for our drag-reducing agents and chlorine, phenol and co-solvent for our penta products, each of which we purchase from a limited number of suppliers.

No assurance can be given that the loss of a supplier would not have a material adverse effect on our financial position or results of operations.

Customers

One of our electronic chemicals customers, Intel Corporation, accounted for 10% or more of our revenues in fiscal years 2017, 2016 and 2015. No other customer accounted for 10% or more of our revenue in fiscal years 2017, 2016 or 2015. The loss of the Intel business would have a material adverse effect on sales of our electronic chemicals.

Marketing

We sell to our electronic chemicals customers through a combination of an internal sales force and distributors organized by geographic region. Our performance materials are sold through an internal sales force, distributors and independent agents.

Geographical Information

Sales made to customers in the United States were 54.0% of total revenues in fiscal year 2017, 54.5% in 2016 and 57.2% in 2015. Sales made outside of the United States were primarily electronic chemicals sold in Europe, Israel and Singapore. As of the end of fiscal year 2017, our property, plant and equipment were allocated, based on net book value, 64.0% in the United States and 36.0% elsewhere.

Competition

There are competitors spread geographically that compete with us in the sale of electronic chemicals in various regions. There are only a few firms competing with us in the sale of our drag-reducing agents and wood treating chemical products. For our industrial lubricants products, we compete with many other firms. We compete by selling our products at competitive prices and maintaining a strong commitment to product quality and customer service.

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

In our pipeline performance business, we have two primary competitors in the manufacture of drag-reducing agents in the United States, Lubrizol Specialty Products, Inc. and Baker Hughes Incorporated. For our industrial lubricants products, competitors include over twenty other businesses that serve the oil and gas storage, pipeline and gas distribution markets, none of which have a dominant market position. Our principal competitors for industrial lubricants include Flowserve Corporation and JetLube, Inc.

The principal wood preserving chemicals for industrial applications are penta, creosote and chromated copper arsenate, or CCA. We supply customers in the United States with penta, but not creosote or CCA. We are the only manufacturer of penta-based preservatives in North America. Penta is used primarily to treat electric, telephone and other utility poles, to protect them from insect damage and decay, extending their useful life by many years. We estimate that approximately four million treated wood utility poles are purchased each year by utility companies in the United States. Of that amount, we estimate approximately 45% are treated with penta. The remaining poles are treated primarily with creosote or CCA.

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

Employees

As of the end of fiscal year 2017, we had a total of 751 full-time employees. We employed 485 employees in our electronic chemicals segment, 202 employees in our performance materials segment, and 64 employees in administration and corporate.

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

Available Information

We make available free of charge on our Internet website www.kmgchemicals.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). Information about our members of the Board of Directors, standing committee charters, and our Code of Business Conduct are also available through our website, free of charge.

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

An economic downturn in the electronic industry as a whole or other events (e.g., labor disruptions) resulting in significantly reduced production at the manufacturing plants of our customers, could have a material adverse impact on the results of our electronic chemicals segment. Similarly, an economic downturn affecting utilities or the oil and gas industry could have a material adverse effect on demand in our performance materials segment.

A significant portion of our revenue and operating income are concentrated in a small number of customers.

We derive a significant portion of our revenues and operating income in our electronic chemicals and performance materials chemicals segments from sales of products to a small number of customers. As a result, the loss of Intel Corporation or another significant customer, or a material reduction of demand from any of those customers, could adversely affect our revenues and operating income.

We will continue to pursue new acquisitions or joint ventures, and any such transaction could result in operating or management problems that adversely affect operating results. We remain subject to the ongoing risks of successfully integrating and managing the acquisitions, such as Flowchem, and joint ventures that are completed.

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

We are dependent on a limited number of suppliers for certain key materials, the loss of any one of which could have a material adverse effect on our financial condition and results of operations.

We depend on a limited number of suppliers for certain key materials needed by our businesses, such as sulfuric, hydrofluoric and nitric acids, liquid nitrogen and olefin. Those suppliers are subject to a variety of operational and commercial constraints that can adversely impact our supply. If we were to lose suppliers for key materials, we might have difficulty securing a replacement supplier at reasonable cost, and no assurance can be given that such loss would not have a material adverse effect on our financial condition and results of operations.

We may experience increased costs and production delays if suppliers fail to deliver materials or if prices increase for raw materials and other goods and services that we purchase from third parties.

We purchase raw materials from a number of domestic and foreign suppliers. Although we believe that the raw materials we require will be available in sufficient supply on a competitive basis for the foreseeable future, increases in the cost of raw materials, including energy and other inputs used to make our products, could affect future sales volumes, prices and margins for our products. If a supplier should cease to deliver goods or services to us, we would in most cases find other sources. However, such a disruption could result in added cost and manufacturing delays. In addition, political instability, war, terrorism and other disruptions to international transit routes could adversely impact our ability to obtain key raw materials in a timely fashion, or at all.

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

We have significant indebtedness which could adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness. Our substantial indebtedness could lead to adverse consequences.

Our level of indebtedness could have important consequences, including but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;
•

requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;
•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;
•	increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates; and
•	placing us at a competitive disadvantage to our competitors that have less debt.

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

Our debt agreements contain a number of covenants which affect our ability to take certain actions and restrict our ability to incur additional debt. These include covenants that prohibit certain acquisitions that are not approved by our lenders and to maintain a consolidated net leverage ratio below an agreed level. These covenants may require us to take action to reduce our debt or take some other action to comply with them.

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

The declaration of dividends by us is subject to the discretion of our Board of Directors and limitations under Texas law, and there can be no assurance that we will continue to pay dividends.

We have a history of paying quarterly dividends on our common stock. The declaration of dividends by us is subject to the discretion of our Board of Directors. Our Board of Directors takes into account such matters as general business conditions, our business strategy, our financial results, expected liquidity and capital expenditure requirements, contractual, legal or regulatory restrictions on the payment of dividends, the effect on our debt ratings and such other factors as our Board of Directors may deem relevant, and we can provide no assurance that we will continue to pay dividends on our common stock. In addition, Texas law contains certain restrictions on a company's ability to pay cash dividends and we can provide no assurance that those restrictions will not prevent us from paying a dividend in future periods.

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

The EPA and other federal and state agencies in the United States, as well as comparable agencies in other countries where we have facilities or sell our products, have the authority to promulgate regulations that could have a material adverse impact on our operations. These environmental laws and regulations may require permits for certain types of operations, require the installation of expensive pollution control equipment, place restrictions upon operations or impose substantial liability for pollution resulting from our operations. We expend substantial funds to minimize the discharge of hazardous materials in the environment and to comply with governmental regulations relating to protection of the environment. Compliance with environmental and health and safety laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. We are currently involved in investigation and remediation activities at certain sites. We have incurred, and expect to continue to incur, significant costs to comply with environmental and health and safety laws or to address liabilities for contaminated facilities. Federal, state and foreign governmental authorities may seek fines and penalties, as well as injunctive relief, for violation of the various laws and governmental regulations, and could, among other things, impose liability on us for cleaning up the damage resulting from a release of pesticides, hazardous materials or other chemicals into the environment.

The classification of pentachlorophenol as a Persistent Organic Pollutant under the Stockholm Convention may adversely affect our ability to manufacture or sell our penta products.

The Conference of the Parties (“COP”), comprising representatives from countries that have ratified the treaty known as the Stockholm Convention, met in May 2015 and considered the classification of penta as a persistent organic pollutant (“POP”). The COP accepted the recommendation of the United Nations Persistent Organic Pollutant Review Committee that the use of penta should be banned except that its use for the treatment of utility poles and crossarms could continue for an extended period of five to ten years. We supply penta to industrial customers who use it primarily to treat utility poles and crossarms. The United States is not bound by the determination of the COP because it did not ratify the Stockholm Convention treaty. Canada and Mexico are governed by the treaty. Our sole penta manufacturing facility is located in Matamoros, Mexico. As a result of the classification of penta as a POP, the Mexican government has requested that we relocate our penta manufacturing facility. We are in the process of identifying potential sites in the United States for such relocation. No assurance can be given that we will not incur significant expenditures in connection with such relocation, that we will find an adequate location within the required timeframe, or that the ultimate action of the COP will not have a material adverse effect on our financial condition and results of operation.

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

Our penta product registrations are under continuous review by the EPA under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). We have submitted and will submit a wide range of scientific data to support our U.S. registrations. To satisfy the registration review, we are required to demonstrate, among other things, that our products will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. In September 2008, the EPA announced that it had determined that penta was eligible for re-registration, but the EPA proposed new restrictions on the use of penta that have required our customers to incur substantial additional costs and to revise certain operating procedures. In December 2014, the EPA issued a registration review work plan that required penta registrants to provide additional research and testing data respecting certain potential risks to human health or the environment as a further condition to continued registration. We are now conducting required testing but we cannot tell you when or if the EPA will issue a final decision concluding that the conditions of re-registration for our penta products have been satisfied, and that all additional testing requirements have been satisfied, and we cannot assure you that our products will not be subject to use or labeling restrictions that may have an adverse effect on our financial position and results of operations. The failure of our current or future-acquired products to be re-registered or to satisfy the registration review by the EPA, or the imposition of new use, labeling or other restrictions in connection with re-registration could have a material adverse effect on our financial condition and results of operations.

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

The distribution, sale and use of our products is subject to prior governmental approvals and thereafter ongoing governmental regulation.

Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration, approval and labeling, or regulating the use, of our products. The labeling requirements restrict the use and type of application for our products. More stringent restrictions could make our products less desirable which would adversely affect our sales and profitability. All states where our penta products are used also require registration before they can be marketed or used in that state.

Governmental regulatory authorities have required, and may require in the future, that certain scientific testing and data production be provided on our products. Under FIFRA, the federal government requires registrants to submit a wide range of scientific data to support U.S. registrations. This requirement significantly increases our operating expenses, and we expect those expenses will continue in the future. Because scientific analyses are constantly improving, we cannot determine with certainty whether or not new or additional tests may be required by regulatory authorities. While Good Laboratory Practice standards specify the minimum practices and procedures that must be followed in order to ensure the quality and integrity of data related to these tests submitted to the EPA, there can be no assurance that the EPA will not request certain tests or studies be repeated. In addition, more stringent legislation or requirements may be imposed in the future. In June 2016, Congress made significant changes to the Toxic Substances Control Act which could result in increased regulation and required testing of chemicals we manufacture, which could increase the costs of compliance for our operations. We can provide no assurance that our resources will be adequate to meet the costs of regulatory compliance or that the cost of such compliance will not adversely affect our profitability. Our products could also be subject to other future regulatory action that may result in restricting or completely banning their use which could have a material adverse effect on our performance and results of operations.

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

REACH, which was effective on June 1, 2007, requires chemical manufacturers and importers in the European Union to prove the safety of their products. As a result, we were required to pre-register certain products and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern are subject to an authorization process. Authorization may result in restrictions on certain uses of products or even prohibitions on the manufacture or importation of products. The full registration requirements of REACH are phased in over several years. We will incur additional expense to cause the registration of our products under these regulations. REACH may also affect our ability to manufacture and sell certain products in the European Union.

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

Volatility in oil and natural gas prices may impact our customers’ activity levels and spending for our products and services. Expectations about future prices and price volatility are important for determining future spending levels for customers of our pipeline performance products and services.

Historically, worldwide oil and natural gas prices and markets have been volatile, and may continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include, but are not limited to, increases in supplies from U.S. shale production, international political conditions, including uprisings and political unrest, a European sovereign debt crisis, the domestic and foreign supply of oil and natural gas, the level of consumer demand due to economic growth in China, weather conditions, domestic and foreign governmental regulations and taxes, the price and availability of alternative fuels, the health of international economic and credit markets, the ability of the members of the Organization of Petroleum Exporting Countries and other state-controlled oil companies to agree upon and maintain oil price and production controls, and general economic conditions.

Changing oil and natural gas prices may impact spending by customers of our industrial lubricants products. While higher oil and natural gas prices generally lead to increased spending by our customers in that business, sustained high energy prices can be an impediment to economic growth and to other segments of our business as described below, and can therefore negatively impact spending by some of our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas for our customers in the pipeline performance business and could have a material adverse effect on our results of operations.

The profitability of our electronic chemicals and some of our performance materials could also be adversely affected by high petroleum prices.

The profitability of our business depends, to a degree, upon the price of petroleum products, both as a component of transportation costs for delivery of products to our customers and as a raw material used to make some of our products, including penta solutions. High petroleum prices also affect the businesses of our customers. Our penta customers dissolve our product in petroleum-based materials to make a treating solution for utility poles. Unfavorable changes in petroleum prices or in other business and economic conditions affecting our customers could reduce purchases of our products, and impose practical limits on our pricing. Any of these factors could lower our profit margins, and have a material adverse effect on our results of operations. We are unable to predict what the price of crude oil and petroleum-based products will be in the future. We may be unable to pass along to our customers the increased costs that result from higher petroleum prices.

We may be unable to identify liabilities associated with the properties and businesses that may be acquired or obtain protection from sellers against them.

The acquisition of properties and businesses requires assessment of a number of factors, including physical condition and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. The assessments may result from a due diligence review of the subject properties and businesses, but such a review may not reveal all existing or potential problems. We may not be able to obtain comprehensive contractual indemnities from the seller for liabilities that it created or that were created by any predecessor of the seller. We may be required to assume the risk of the physical or environmental condition of the properties and businesses in addition to the risk that the properties and businesses may not perform in accordance with expectations.

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

In an interpretive guidance on climate change disclosure, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our operations have the potential to be adversely affected. Potential adverse effects could include damage to our facilities from powerful winds or rising waters in low lying areas, disruption of our operations because of climate-related damages to our facilities and our costs of operation potentially arising from such climate effects, less efficient or non-routine operating practices necessitated by climate effects, or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our operations by disrupting the transportation of our products or by disrupting the operations of suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damage, losses or costs that may result from potential physical effects of climate change.

Weather may adversely impact our ability to conduct business.

Our pipeline performance facilities in Texas, our penta facility in Matamoros, Mexico, and several suppliers of raw materials are located on or near the Gulf of Mexico. Thus, we are dependent on terminals and facilities located in coastal areas for a substantial portion of certain of the raw materials we use, the penta we make and for our electronic chemicals products. These terminals and facilities are vulnerable to hurricanes, rising water and other adverse weather conditions that have the potential to cause substantial damage and to interrupt operations. There can be no assurance that adverse weather conditions will not affect the availability of penta and certain other raw materials in the future, the occurrence of which could have a material adverse effect on our financial condition and results of operations. More generally, severe weather conditions have the potential to adversely affect our operations, damage facilities and increase our costs, and those conditions may also have an indirect effect on our financing and operations by disrupting services provided by service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damage, losses or costs that may result from potential physical effects of climate.

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

We maintain insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Also, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental incidences is available at a reasonable cost. Accordingly, we may be subject to an uninsured or under-insured loss in such cases.

Our business may be adversely affected by cyclical and seasonal effects.

In general, the chemical industry is cyclical and demand for our performance materials is somewhat seasonal. The demand for our drag-reducing agents is generally higher in winter when pipeline operators use them to increase flow in colder temperatures. Some of our pipeline customers of our industrial lubricants products tend to prefer doing maintenance on their systems from the spring through the fall seasons. There is greater demand for our wood treating chemicals in the summer than in the winter because of the effects of weather on timber harvest. Our electronic chemical products are often used to produce semiconductors for industries and applications that are cyclical in nature, as well as subject to customer marketing programs and requirements. There can be no assurance that our business, resources and margins will not be adversely affected by seasonal or cyclical effects.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management and leadership skills of our senior management team, including Christopher T. Fraser, our President and Chief Executive Officer, Marcelino Rodriguez, our Chief Financial Officer, Ernest C. Kremling, our Senior Vice President Performance Materials and Manufacturing Services, Jeff Handelman, our Senior Vice President Electronic Chemicals, Manuel Silva III, President of Flowchem, Christopher W. Gonser, our Vice President of Human Resources, and Roger C. Jackson, our General Counsel and Secretary. While we have succession plans for key positions, the loss of any member of our senior management team or an inability to attract, retain and maintain additional qualified personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or attract additional qualified personnel when needed.

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

We have facilities in the United States, Canada, Mexico, Europe and Singapore, and generate a significant portion of our sales in foreign countries. Like other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in foreign currency exchange rates. At this time, the Euro, the Great Britain Pound and Singapore Dollars are the functional currencies of our operations in Europe and Asia. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in Mexico, Europe and Asia, and to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the U.K.’s withdrawal from the European Union and discussions with the European Union began in March 2017. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and European Union countries, a fluctuation in currency exchange rates and increased regulatory complexities. These changes may adversely affect our operations and financial results. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition to date, we cannot assure you as to the future effect of any such changes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of July 31, 2017, we own or lease the following properties.

Location	Primary Use	Approximate Size	Owned/ Leased	Lease Expiration Date
Fort Worth, Texas	Corporate Office	27,778 square feet	Leased	December 2028

Tuscaloosa, Alabama	Formulation and Distribution: Penta	2.0 acres	Owned	N/A

Hollister, California	Manufacture and Warehouse: Electronic Chemicals	4.4 acres	Owned	N/A

Pueblo, Colorado	Manufacture and Warehouse: Electronic Chemicals	37.4 acres	Owned	N/A

Brookshire, Texas	Former Facility for Manufacture and Warehouse: Pipeline Performance	5.0 acres	Owned	N/A

Houston, Texas	Formulation and Distribution: Pipeline Performance	1.2 acres	Leased	June 2018

Houston, Texas	Training Facility: Pipeline Performance	12,412 square feet	Leased	December 2020

Waller, Texas	Manufacture and Warehouse: Pipeline Performance	40.0 acres	Owned	N/A

Calgary, Alberta, Canada	Formulation and Distribution: Pipeline Performance	1.4 acres	Owned	N/A

Rousset, France	Warehouse and adjacent land: Electronic Chemicals	1.2 acres	Leased	December 2023 and December 2024

St. Cheron, France	Manufacture and Warehouse: Electronic Chemicals	4.0 acres	Owned	N/A

St. Fromond, France	Manufacture and Warehouse: Electronic Chemicals	71.6 acres	Owned	N/A

Milan, Italy	Warehouse: Electronic Chemicals	4.9 acres	Owned	N/A

Milan, Italy	Manufacture: Electronic Chemicals	2.5 acres	Owned	N/A

Johor Bahru, Malaysia	Sales office: Electronic Chemicals	1,360 square feet	Leased	March 2018

Johor Bahru, Malaysia	Warehouse: Electronic Chemicals	750 square feet	Leased	June 2018

Matamoros, Mexico	Manufacture and Warehouse: Penta	13.0 acres	Owned	N/A

Singapore	Warehouses (2): Electronic Chemicals	3.0 acres	Leased	May 2020 and August 2019

Singapore	Manufacturing and Warehouse: Electronic Chemicals	4.9 acres	Leased	October 2031

Riddings, UK	Manufacture and Warehouse: Electronic Chemicals	4.2 acres	Leased	August 2025

We believe that all of these properties are adequately insured, in good condition and suitable for their anticipated future use. We believe that if the leases for our offices and facilities in Texas, Malaysia and France are not renewed or are terminated, we can obtain other suitable facilities. If our warehouses and facilities in Singapore and the United Kingdom, respectively, were not renewed or terminated, no assurance can be given that we could obtain suitable substitutes without incurring substantial expense. We believe, however, that we will be able to renew our leases on acceptable terms and conditions at the end of their respective terms.

We also have several storage agreements with commercial warehouses from which we distribute our products.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 9 to the consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $.01 per share, is traded on The New York Stock Exchange (trading symbol “KMG”). As of October 12, 2017, there were 11,906,672 shares of common stock issued and outstanding held by approximately 395 shareholders of record. The following table represents the high and low sale prices for our common stock as reported by the New York Stock Exchange for fiscal year 2017 and fiscal year 2016. The table also shows quarterly dividends we declared and paid during fiscal years 2017 and 2016.

	Common Stock Prices		Dividends Declared and Paid
	High	Low	Per Share	Amount
Fiscal 2017
First Quarter	$30.75	$25.87	$0.03	$353,000
Second Quarter	40.37	26.33	0.03	356,000
Third Quarter	52.67	36.29	0.03	357,000
Fourth Quarter	61.10	46.09	0.03	357,000
Fiscal 2016
First Quarter	$23.35	$18.45	$0.03	$351,000
Second Quarter	26.00	18.87	0.03	352,000
Third Quarter	24.64	19.57	0.03	352,000
Fourth Quarter	28.77	20.85	0.03	352,000

We intend to pay out a reasonable share of cash from operations as dividends, consistent on average with the payout record of past years. We declared a dividend in the first quarter of fiscal year 2018 of $0.03 per share. The current quarterly dividend rate represents an annualized dividend of $0.12 per share. The future payment of dividends, however, will be within the discretion of the Board of Directors and depends on our profitability, capital requirements, financial condition, growth, business opportunities and other factors which our Board of Directors may deem relevant. We repurchased no shares in fiscal years 2017 or 2016.

Our 2016 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on January 12, 2016. Our 2009 Long-Term Incentive Plan was submitted to the shareholders and approved at our annual meeting of shareholders on December 8, 2009.

The following information respecting our outstanding options, warrants and rights is provided as of July 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	72,437
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	72,437

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the five fiscal years ended July 31, 2017. The consolidated statements of income and cash flow data for each of the three fiscal years ended July 31, 2017, 2016 and 2015, and the balance sheet data as of July 31, 2017 and 2016, have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income and cash flow data for the fiscal years ended July 31, 2014 and 2013, and the balance sheet data as of July 31, 2015, 2014 and 2013 have been derived from our previously issued audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements.

	Year Ended July 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except per share data)
Statement of Income Data(1)
Net sales	$333,442	$297,978	$320,498	$353,406	$263,311
Operating income	37,333	27,571	16,589	3,951	17,180
Income/(loss) from continuing operations	23,633	18,675	12,138	(988)	9,486
Net income/(loss)	23,633	18,675	12,138	(988)	9,348
Income/(loss) per share from continuing operations- basic	$1.99	$1.59	$1.04	$(0.09)	$0.82
Loss per share from discontinued operations-basic	—	—	—	—	(0.01)
Income/(loss) per share-basic	$1.99	$1.59	$1.04	$(0.09)	$0.81
Income/(loss) per share from continuing operations- diluted	$1.92	$1.57	$1.03	$(0.09)	$0.82
Loss per share from discontinued operations-diluted	—	—	—	—	(0.01)
Income/(loss) per share-diluted	$1.92	$1.57	$1.03	$(0.09)	$0.81
Cash Flow Data(1)
Net cash provided by operating activities	$44,923	$41,034	$17,568	$40,358	$20,272
Net cash used in investing activities	(524,175)	(17,037)	(18,288)	(9,274)	(68,113)
Net cash provided by (used in) financing activities	487,177	(18,563)	(9,091)	(26,065)	59,992
Payment of dividends	(1,423)	(1,406)	(1,402)	(1,393)	(1,378)
Balance Sheet Data(1)
Total assets	$792,431	$237,028	$242,359	$250,858	$262,015
Long-term debt, net	523,102	35,800	53,000	60,000	85,000
Total stockholders’ equity	173,716	143,189	123,421	120,206	117,240

(1)

Our historical results are not necessarily indicative of results to be expected for any future period. The comparability of the data is affected by our acquisitions during the fiscal years 2017, 2016, 2015 and 2013; the disposition of our creosote distribution business during the fiscal year 2015; and our restructuring and realignment of operations during the fiscal years 2017, 2016, 2015 and 2014 as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 14 to the consolidated financial statements included in this report.

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

Introduction

We manufacture, formulate and globally distribute specialty chemicals and performance materials for the semiconductor, industrial wood preservation and pipeline and energy markets. We operate three business platforms: electronic chemicals, pipeline performance and wood treating chemicals. In our electronic chemicals platform, we formulate, purify and blend acids, solvents and other wet chemicals used to etch and clean silicon wafers in the production of semiconductors, photovoltaics (solar cells) and flat panel displays. In our pipeline performance platform, we provide products, services and solutions for optimizing pipeline throughput and maximizing performance and safety. Our pipeline performance products include drag-reducing agents, valve lubricants, cleaners and sealants, and related equipment. We also provide routine and emergency maintenance services and training for pipeline operators worldwide. Our wood treating chemicals, based on pentachlorophenol, or penta, are sold to industrial customers who use these products to extend the useful life of wood utility poles and crossarms.

In fiscal year 2017, approximately 83.0% of our revenues were from our electronic chemicals segment, and 17.0% were from our performance materials segment, which includes our pipeline performance products and services and our wood treating chemicals.

Our results of operations are impacted by various competitive and other factors including:

•	fluctuations in sales volumes;
•	raw material pricing and availability;
•	our ability to acquire and integrate new products and businesses; and
•	the difference between prices received by us for our products and services and the costs to provide those products and services.

Acquisition of Flowchem

On June 15, 2017, we completed the acquisition of Flowchem Holdings LLC, the parent company of Flowchem LLC (“Flowchem”). Based in Waller, Texas, Flowchem is a global provider of drag-reducing agents, related support services and equipment to midstream crude oil and refined fuel pipeline operators. The consideration paid for the acquisition was $495.0 million plus $11.4 million for cash acquired. The purchase price is subject to adjustment following closing for reconciliation of net working capital. See Note 2 to the consolidated financial statements included in this report.

In connection with the acquisition, on June 15, 2017, we entered into a new credit agreement (the “Credit Agreement”), by and among, us, KeyBank National Association, as agent, KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and ING Capital LLC, as documentation agent. The Credit Agreement provides for (i) a seven year syndicated senior secured term loan of $550.0 million (the “Term Loan”) and (ii) a five year senior secured revolving credit facility of $50.0 million (the “Revolving Loan”). The proceeds from the term loan under the Credit Agreement were used to finance the acquisition of Flowchem, pay the costs and expenses related to the acquisition, and to repay in full the $31.0 million outstanding indebtedness under our 2014 Credit Agreement.

Acquisition of Sealweld

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

Acquisition of NFC

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

Sale of Creosote Distribution Business

On January 16, 2015, we divested our creosote distribution business, part of our previous wood treating chemicals segment, to Koppers Inc. pursuant to an asset purchase agreement. Creosote is a wood preservative used to treat utility poles and railroad crossties. The transaction closed concurrently with the signing of the asset purchase agreement. Assets that were sold in the transaction included our EPA registrations for creosote, creosote inventory, railcar and tank terminal leases and various customer agreements. The sale price for the assets was approximately $14.9 million. The gain on the sale was $5.4 million.

Restructuring and Realignment of Operations

In April, 2017, we began the implementation of a plan of restructuring of our electronic chemicals segment in Asia. As a result, we incurred approximately $0.2 million of employee related severance costs during fiscal year 2017.

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

See Note 14 to the consolidated financial statements included in this report.

Results of Operations

Segment Data

Segment data is presented for our two reportable segments for the three fiscal years ended July 31, 2017, 2016 and 2015. The segment data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information presented for the performance materials segment for fiscal years 2015 and 2016 represents information that was previously reported in our other chemicals segment. In the fiscal quarter ended April 30, 2017, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals segment and the performance materials segment, as discussed in Note 13 to our consolidated financial statements included in this report.

	Year Ended July 31,
	2017	2016	2015
	(Amounts in thousands)
Net Sales:
Electronic chemicals	$276,621	$261,523	$265,608
Performance materials	56,821	36,455	54,820
Total net sales for reportable segments	$333,442	$297,978	$320,428

Segment Net Sales

In fiscal year 2017, net sales in the electronic chemicals segment were $276.6 million, an increase of $15.1 million, or 5.8%, from net sales of $261.5 million in fiscal year 2016. In fiscal year 2017, the increase in net sales was driven by higher volume globally within the segment, which included a full year of sales from the NFC business acquired in the third quarter of fiscal year 2016. The net sales growth was negatively impacted by $3.1 million due to the strengthening of the U.S. dollar against the Great Britain Pound and Euro. In fiscal year 2016, net sales in the electronic chemicals segment decreased $4.1 million, or 1.5%, below net sales of $265.6 million in fiscal year 2015. In fiscal year 2016, the decrease in net sales from the prior year came primarily from the impact from the stronger U.S. dollar, which reduced sales by $6.0 million, and decreased service sales in Asia upon the cessation of certain chemical service relationships, largely offset by volume growth in North America.

Net sales of performance materials in fiscal year 2017 were $56.8 million, an increase of $20.3 million, or 55.6%, from $36.5 million in fiscal year 2016. Of the $20.3 million increase in fiscal year 2017, approximately $16.2 million came from sales attributable to the recent acquisitions of Sealweld and Flowchem in the second half of fiscal year 2017, and the remaining $4.2 million was generated by sales growth in our legacy businesses. Net sales of performance materials in fiscal year 2016 decreased $18.3 million, or 33.4%, from $54.8 million in fiscal year 2015. The decrease in fiscal year 2016 was due to the divestiture of the creosote distribution business in January 2015, partially offset by sales from the Val-Tex acquisition completed in May 2015.

Segment Income from Operations

Income from operations of the electronic chemicals segment was $35.3 million in fiscal year 2017, as compared to $32.1 million in fiscal year 2016 and $21.8 million in fiscal year 2015. Income from operations of electronic chemicals increased by $3.2 million, or 10.0%, in fiscal year 2017 as compared to 2016, and increased by $10.3 million, or 47.2%, in fiscal year 2016 as compared to 2015.

The fiscal year 2017 improvement in income from operations in electronic chemicals was primarily due to increased volume globally and the realization of operating efficiencies throughout our global manufacturing operations. The fiscal year 2016 improvement was primarily due to increased volume in North America and Asia, operating efficiencies realized from our manufacturing consolidation in Europe and North America, and lower distribution costs in North America.

In fiscal year 2017, income from operations of the performance materials segment was $13.8 million as compared to $12.6 million in fiscal year 2016 and $8.7 million in fiscal year 2015. Income from operations for the performance materials segment increased by $1.2 million, or 9.5% in fiscal year 2017 as compared to 2016, and increased by $3.9 million, or 44.8%, in fiscal year 2016, as compared to 2015.

Income from operations of the performance materials segment improved in fiscal year 2017 primarily due to increases in volume in our legacy industrial lubricants and wood treating businesses, in addition to the income contributions of our recent acquisitions. Our performance materials segment results include the negative effect of the $3.7 million fair value adjustment in purchase accounting for inventories acquired, which was fully recognized through cost of sales during fiscal year 2017. Income from operations improved in fiscal year 2016 primarily due to the acquisition of the industrial lubricants business in the second half of fiscal year 2015.

Net Sales and Gross Profit

Net Sales and Gross Profit for Fiscal Year 2017 vs. Fiscal Year 2016

Net sales increased $35.4 million, or 11.9% in fiscal year 2017 to $333.4 million from $298.0 million in fiscal year 2016. Net sales for fiscal year 2017 increased compared to the prior year period primarily because of a $19.7 million increase in sales from the acquisitions completed in fiscal years 2017 and 2016, as well as a $15.8 million growth in volume of sales for our legacy businesses within both of our segments. Net sales growth was negatively impacted by $2.9 million due to the strengthening of the U.S. dollar against the Great Britain Pound and Euro, which was concentrated within the electronic chemicals segment.

Gross profits increased by $14.6 million, or 12.6%, in fiscal year 2017 to $130.1 million compared to $115.5 million in fiscal year 2016. Our recent acquisitions in fiscal years 2017 and 2016 accounted for $5.5 million of the gross profit increase. Additionally, global sales growth and manufacturing efficiencies in our legacy businesses accounted for the remaining increase of $9.1 million as compared to fiscal year 2016. Gross profit as a percent of sales increased in fiscal 2017 to 39.0% from 38.8% in fiscal 2016. The improvements in gross profits as a percentage of sales in fiscal year 2017 as compared to 2016 was primarily due to realization of manufacturing efficiencies in the electronic chemicals segment and a change in the product mix in our legacy businesses in each segment. The $3.7 million fair value adjustments in purchase accounting for inventories acquired in fiscal year 2017 acquisitions reduced gross profit as a percent of sales by 1.1%.

Net Sales and Gross Profit for Fiscal Year 2016 vs. Fiscal Year 2015

Net sales decreased $22.5 million, or 7.0% in fiscal year 2016 to $298.0 million from $320.5 million in fiscal year 2015. Net sales for fiscal year 2016 decreased compared to the prior year period primarily because of the divestiture of the creosote business in January 2015. The decrease was partially offset by increased sales in the electronic chemicals segment and from sales from the Val-Tex acquisition completed in May 2015.

Gross profits increased by $6.0 million, or 5.5%, to $115.5 million compared to $109.5 million in fiscal year 2015. The increase in gross profit was due to cost improvements from manufacturing consolidation in the electronic chemicals segment and the full year impact of sales from the Val-Tex acquisition completed in May 2015. Gross profit as a percent of sales increased in fiscal 2016 to 38.8% from 34.2% in fiscal 2015. The improvements in gross profits as a percentage of sales in fiscal year 2016 as compared to 2015 was due to improved margins in electronic chemicals, operating efficiencies realized from the consolidation of our electronic chemicals operations as a result of restructuring and realignment of our operations in Europe and improved margin on sales in our performance materials segment. The sale of our creosote distribution business in January 2015, which by comparison had lower profit margins, also had the effect of improving gross profit as a percentage of sales.

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

Distribution and Selling, General and Administrative Expenses

Distribution and Selling, General and Administrative Expenses for Fiscal Year 2017 vs. Fiscal Year 2016

Distribution expenses increased to approximately $38.3 million in fiscal year 2017 from $37.0 million in fiscal year 2016, an increase of $1.3 million, or 3.5%. Distribution expense is heavily concentrated in our electronic chemicals business. The electronic chemicals segment incurred approximately 96% and 99% of our distribution expense in fiscal years 2017 and 2016, respectively. Distribution expense increased in fiscal year 2017 because of increased shipping costs primarily driven by increasing diesel prices and product volume. Distribution expense was 11.5% of consolidated net sales in fiscal year 2017 and 12.4% in fiscal year 2016.

Selling, general and administrative expenses increased to $54.5 million in fiscal year 2017 from $49.2 million in fiscal year 2016, an increase of $5.3 million, or 10.8%. As a percentage of net sales, those expenses were 16.3% and 16.5% in fiscal years 2017 and 2016, respectively. Selling, general and administrative expenses rose in fiscal year 2017 primarily due to the increase of $5.5 million in expenses related to our acquisitions in fiscal year 2017 within the performance materials segment and a full year of expenses from the acquisition within electronic chemicals in fiscal year 2016 including amortization of the acquired intangible assets. Additionally, we experienced a $1.4 million increase in stock-based compensation expenses as compared to fiscal year 2016. The increases in selling, general and administration expenses were largely offset by a decrease of $1.4 million in professional services costs related to external and internal audit services.

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

Adjusted EBITDA and Adjusted Diluted Earnings Per Share

Net income was $23.6 million in fiscal year 2017, an increase of $4.9 million, or 26.2%, as compared to $18.7 million in fiscal year 2016. Diluted earnings per share was $1.92 and $1.57 in fiscal years 2017 and 2016, respectively.

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) excludes, among other items, the step-up to fair market value of inventories acquired in fiscal year 2017 acquisitions, the effect of acquisition-related restructuring, the realignment of the hydrofluoric acid business, integration and expenses incurred related to the relocation of our corporate headquarters to Fort Worth, Texas. In fiscal year 2017, adjusted EBITDA was $60.2 million, an increase of $14.8 million, or 32.6%, as compared to $45.4 million in fiscal year 2016. The improvement in fiscal year 2017 adjusted EBITDA reflects the contribution of acquisitions in fiscal years 2017 and 2016, increases in volume globally across both of our segments, operating efficiencies from manufacturing consolidations in electronic chemicals and decreases in professional services fees, which were partially offset by the increases in selling, general and administrative expenses described above.

In fiscal year 2017, adjusted diluted earnings per share (as defined below under Non-GAAP Financial Measures) was $2.27, compared to $1.61 in fiscal year 2016. The increase in fiscal year 2017 in adjusted diluted earnings per share primarily reflects the earnings contributions from our acquisitions fiscal years 2017 and 2016 and the effects of the sales growth in our legacy businesses in both of our segments.

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

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges, the effect of purchase price accounting on acquired inventories valuation and other designated items. Adjusted EBITDA is a primary measurement of cash flows from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent United States GAAP definitions of cash flow from operations or net income/(loss). Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other designated items, while adjusted diluted earnings per share is adjusted net income divided by weighted average diluted shares outstanding.

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share should be viewed as supplements to, and not substitutes for, United States GAAP measures of performance and are not necessarily comparable to similarly titled measures used by other companies.

The table below provides a reconciliation of net income to adjusted EBITDA.

	Year Ended July 31,
	2017	2016	2015
	(Amounts in thousands)
Net income	$23,633	$18,675	$12,138
Interest expense	4,817	799	1,407
Income taxes	8,809	9,555	6,746
Depreciation and amortization	16,964	14,829	19,171
Other non-operating expense	—	—	1,250
Gain on purchase of NFC	—	(1,826)	—
Gain on sale of creosote distribution business, net	—	—	(5,448)
Loss on the extinguishment of debt	353	—	—
Acquisition and integration expenses	1,550	335	530
Restructuring and realignment charges, excluding accelerated depreciation	20	1,464	1,264
Corporate relocation expense	370	1,553	—
Effect of purchase price accounting on acquired inventories valuation(1)	3,674	—	—
Adjusted EBITDA	$60,190	$45,384	$37,058

(1)	Higher costs of goods sold for our performance materials segment related to the fair value adjustment in purchase accounting for acquired inventories.

The table below provides a reconciliation of net income to adjusted net income and adjusted diluted earnings per share.

	Year Ended July 31,
	2017	2016	2015
	(Amounts in thousands, except per share)
Net income	$23,633	$18,675	$12,138
Items impacting pre-tax income:
Restructuring and realignment charges	20	1,759	6,904
Acquisition and integration expenses	1,550	335	530
Corporate relocation expense	370	1,553	—
Loss on extinguishment of debt	353	—	—
Gain on purchase of NFC	—	(1,826)	—
Gain on sale of creosote business	—	—	(5,448)
Environmental site cleanup reserve	—	—	1,250
Effect of purchase price accounting on acquired inventories valuation(1)	3,674	—	—
Income taxes(2)	(1,741)	(1,277)	(1,133)
Adjusted net income	$27,859	$19,219	$14,241

Diluted earnings per share	$1.92	$1.57	$1.03
Adjusted diluted earnings per share	$2.27	$1.61	$1.21
Weighted average diluted shares outstanding	12,286	11,926	11,779

(1)

Higher costs of goods sold for our performance materials segment related to the fair value adjustment in purchase accounting for acquired inventories. Only 73% of the purchase price adjustment is deductible for income taxes, and has therefore been included in the calculation of the tax-effect of the items impacting pre-tax income.

(2)	Represents the aggregate tax-effect of the items impacting pre-tax income using a tax rate of 35%, except for the gain on the purchase of NFC, which is not a recognized gain for tax purposes.

Interest Expense

Interest expense was $4.8 million in fiscal year 2017, $0.8 million in fiscal year 2016 and $1.4 million in fiscal year 2015. Of the $4.8 million of interest expense in fiscal year 2017, approximately $4.2 million was recognized in the fourth quarter and includes the amortization of deferred financing costs. In fiscal year 2017, we paid $52.8 million towards our previous revolving credit facility and borrowed $17.0 million on our previous revolving credit facility for the acquisition of Sealweld. In June 2017, we entered into a new credit agreement and borrowed $550.0 million to finance the acquisition of Flowchem and to repay in full the $31.0 million that was then outstanding under the previous revolving credit facility.

Income Taxes

We had income tax expense of $8.8 million, $9.6 million and $6.7 million in fiscal years 2017, 2016 and 2015, respectively. Our effective tax rate was 27.2% in fiscal year 2017, 33.8% in fiscal year 2016 and 35.7% in fiscal year 2015. For fiscal year 2017, the difference between the effective tax rate and the United States statutory rate of 35.0% is primarily due to $1.0 million of stock-based compensation excess tax benefits, a change in valuation allowance of $1.2 million in Singapore and Italy, a $0.9 million tax benefit from a U.S. domestic manufacturing deduction and a deferred tax benefit of $0.6 million realized as a result of the reorganization of the legal structure of the entities acquired in the Flowchem acquisition.

Liquidity and Capital Resources

Our principal requirements for capital funds are for our day-to-day operations, manufacturing and integration activities, and to satisfy our contractual obligations, including for the payment of interest on our indebtedness.

Capital expenditures for fiscal year 2017 were approximately $13.1 million, which included production asset replacements and refurbishments, manufacturing expansion projects in Italy and North America, additional mobile assets and beginning a manufacturing expansion of our Asian facilities. For fiscal year 2018, we currently plan to spend a total of approximately $29.0 million in capital expenses for manufacturing expansion in Asia, ERP system implementation at acquired entities, and production asset replacements, refurbishments and improvements.

We expect to fund our 2018 capital budget predominantly with cash flows from operations, supplemented by borrowings under our credit facility. As of July 31, 2017, our cash and cash equivalents totaled $20.7 million. Cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.

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

Cash Flows

Net cash provided by operating activities was $44.9 million in fiscal year 2017, an increase of $3.9 million when compared to the $41.0 million generated by operating activities in fiscal year 2016, and $17.6 million in fiscal year 2015.

In fiscal year 2017, operating cash flows were favorably impacted by increased volume globally in our legacy businesses, continued realization of manufacturing efficiencies, earnings contributions of the recent acquisitions within the performance materials segment and a full year of earnings from the NFC business acquired in the third quarter of fiscal year 2016, all of which resulted in adjusted EBITDA of $60.2 million. We also benefited from decreases in restructuring and realignment costs of $1.7 million, income tax expense of $0.7 million and a $1.4 million decrease in professional fees. These benefits were partially offset by the $4.0 million increase in interest expense related to the Term Loan and a $1.3 million increase in distribution expense.

In fiscal year 2016, operating cash flows were favorably impacted by higher margins in our electronic chemicals and performance materials segments, resulting in adjusted EBITDA of $45.4 million. In addition, we paid $11.5 million less for distribution expense and $2.4 million less for taxes in fiscal year 2016, compared to the prior year. Furthermore, improvements to our cash conversion cycle contributed to operating cash flows. Trade receivables decreased by $5.2 million and inventories decreased by $4.3 million within the electronic chemicals segment. However, accounts payable and other accrued liabilities decreased by $5.3 million when compared to higher than usual balances at the end of fiscal year 2015.

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

In fiscal year 2017, cash used in investing activities was $524.2 million, which primarily reflects the acquisition of Flowchem and Sealweld, compared to cash used in investing activities of $17.0 million in fiscal year 2016. In addition, we spent $13.1 million for additions to property, plant and equipment, of which $11.5 million was for our electronic chemicals segment, and the remainder of which was for our performance materials segment and capital expenditures of corporate technology infrastructure implementation.

In fiscal year 2016, cash used in investing activities was $17.0 million, compared to cash used in investing activities of $18.3 million in fiscal year 2015. In addition, we spent $14.4 million for additions to property, plant and equipment, of which $8.4 million was for the electronic chemicals segment and the remainder was for the performance materials segment and the capital expenditures related to the relocation of our corporate headquarters to Fort Worth, Texas. We also spent a net $2.7 million in connection with the acquisition of NFC.

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

In fiscal year 2017, net cash provided by financing activities was $487.2 million, which reflects the $550.0 million borrowed to acquire Flowchem and pay the outstanding borrowings under our previous revolving credit facility in the fourth quarter of fiscal year 2017, and $17.0 million borrowed to finance the Sealweld acquisition in the third quarter of fiscal 2017. The borrowings are offset by the payoff of the $34.0 million then outstanding indebtedness under our prior revolving credit facility on the date of the closing of the Flowchem acquisition, payments of $18.8 million towards our prior revolving credit facility prior to the Sealweld acquisition in fiscal year 2017, $15.3 million in debt issuance costs associated with our new credit agreement and a $10.0 million payment towards the principal balance outstanding on the new credit agreement. In addition, we paid $1.4 million in dividends for the year ended July 31, 2017.

In fiscal year 2016, net cash used in financing activities was $18.6 million. We paid down $20.0 million on our revolving credit facility and borrowed $2.8 million to finance the acquisition of NFC. In addition, we paid $1.4 million in dividends for the year ended July 31, 2016.

In fiscal year 2015, net cash used in financing activities was $9.1 million. Including the refinancing of our debt, we paid down $30.5 million on our revolving credit facility and borrowed $23.5 million on our revolving credit facility to finance the acquisition of our industrial lubricants business. In addition, we paid $1.4 million in dividends for the year ended July 31, 2015.

Working Capital

On June 15, 2017, we entered into our new Credit Agreement providing for a seven year syndicated senior secured Term Loan of $550.0 million and a five year senior secured Revolving Loan of $50.0 million. At July 31, 2017, after paying down $10.0 million, we had $540.0 million outstanding under the Term Loan, with up to an additional $47.1 million of additional borrowing capacity under the Revolving Loan after giving effect to a reduction of $2.9 million reserved for outstanding letters of credit.

The proceeds from the Term Loan were used to finance the acquisition of Flowchem, pay the costs and expenses related to the acquisition of Flowchem, and to repay in full the $31.0 million then outstanding indebtedness under our prior revolving credit facility. We did not draw upon the Revolving Loan at the closing of the Credit Agreement. Management believes that the Credit Agreement, combined with cash flows from operations and existing cash and cash equivalents, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

Our long-term debt and current maturities as of July 31, 2017 and July 31, 2016 consisted of the following (in thousands):

	July 31, 2017	July 31, 2016
Senior secured debt:
Term loan, maturing on June 15, 2024, variable interest rates based on LIBOR plus 4.25% at July 31, 2017	$540,000	$—
Revolving loan facility, maturing on June 15, 2022, variable interest rates based on LIBOR plus 3.50% at July 31, 2017	—	—
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at July 31, 2016, terminated effective June 15, 2017	—	35,800
Total debt	540,000	35,800
Current maturities of long-term debt	(3,167)	—
Unamortized debt issuance costs and original issue discount	(13,731)
Long-term debt, net of current maturities	$523,102	$35,800

In October 2014, we entered into a second amended and restated credit agreement (the “2014 Credit Facility”) providing for a revolving credit facility of $150.0 million. At July 31, 2016, the amount outstanding under the 2014 Credit Facility was $35.8 million and advances bore interest at 1.496%. The 2014 Credit Agreement, and all commitments thereunder, was terminated effective June 15, 2017.

As described above, on June 15, 2017, we entered into the Credit Agreement with KeyBank National Association, as agent, KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and ING Capital LLC, as documentation agent.

The Term Loan under the Credit Agreement bears interest at a varying rate of LIBOR plus a margin based on net funded debt to adjusted EBITDA, as described in the table below.

Ratio of Funded Debt to Adjusted EBITDA	Margin
Greater than 4.25 to 1.0	4.25%
Less than or equal to 4.25 to 1.0	4.00%

The Revolving Loan under the Credit Agreement bears interest at a varying rate of LIBOR plus a margin based on net funded debt to adjusted EBITDA, as described in the table below.

Ratio of Funded Debt to Adjusted EBITDA	Margin
Greater than 4.25 to 1.0	3.50%
Greater than 3.75 to 1.0, but less than or equal to 4.25 to 1.0	3.25%
Less than 3.75 to 1.0	3.00%

Advances under the Term Loan bore interest at 5.409% as of July 31, 2017. There were no outstanding borrowings under the Revolving Loan as of July 31, 2017. We also incur an unused commitment fee on the unused amount of commitments under the Revolving Loan of 0.50%.

Loans under the Credit Agreement are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Credit Agreement includes restrictive covenants, including a covenant that we must maintain a consolidated net leverage ratio below 6.50 to 1.0 through the fiscal quarter ended April 30, 2018, which ratio is reduced each year thereafter by an amount set forth in the Credit Agreement, until the twelve months ended April 30, 2022, following which we must maintain a consolidated net leverage ratio below 4.00 to 1.0. As of July 31, 2017, we were in compliance with our debt covenants.

Principal payments due under our long-term debt agreements as of July 31, 2017 were as follows (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$540,000	$3,167	$4,222	$4,222	$4,222	$4,222	$519,945

Environmental Expenditures

Our capital expenditures and operating expenses for environmental matters, excluding penta product support and testing, data submission and related costs, were approximately $2.9 million in fiscal year 2017, $2.6 million in fiscal year 2016 and $2.6 million in fiscal year 2015.  We expect that comparable capital and operating costs for fiscal year 2018 will be $3.3 million, plus REACH registration costs of $0.8 million.

In addition, we expensed approximately $0.1 million for penta product support in fiscal year 2017, and expensed approximately $0.4 million and $1.0 million in fiscal years 2016 and 2015, respectively. We estimate we will incur approximately $0.3 million in fiscal year 2018 for penta product support.  We capitalized testing, data submission and related costs pertaining to penta in fiscal year 2017 of approximately $0.8 million. We estimate that we will incur additional capital costs for testing, data submission and related costs pertaining to penta of approximately $1.4 million in fiscal year 2018.

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

Contractual Obligations

Our obligations to make future payments under contracts as of July 31, 2017 are summarized in the following table (in thousands):

	Payments Due by Period (in thousands)
	Total	1 Year	2-5 Years	More than 5 Years
Long-term debt	$540,000	$3,167	$16,888	$519,945
Estimated interest payments on debt(1)	196,851	29,501	115,066	52,294
Operating leases	20,671	3,749	8,796	8,126
Other long-term liabilities(2)	1,462	303	1,159	—
Purchase obligations(3)	81,542	49,598	31,944	—
Total	$840,526	$86,318	$173,853	$580,365

(1)	Estimated payments are based on interest rates in effect and the expected amount of outstanding borrowings on our Credit Agreement as of the end of July 2017.
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

Outlook for Fiscal Year 2018

Our electronic chemicals business is closely tied to global semiconductor production. Following a projected increase in calendar year 2017, global semiconductor production is expected to continue to grow in calendar year 2018, with gains across all major product categories and all regions.

Our performance materials segment consists of our pipeline performance business and wood treating chemicals business. In our performance materials business, we expect sales for our products and services to increase, primarily reflecting contributions from our acquisitions of Sealweld and Flowchem. We also expect increased market demand for our industrial lubricants, sealants and valve maintenance services. Energy prices are forecast to increase moderately in calendar year 2018, which we believe will stimulate incremental demand for our products and services.

In our wood treating chemicals business, we expect demand for utility poles treated with penta to increase moderately as compared to fiscal year 2017, aided by replacement of poles in storm-affected regions and the continuation of normal pole maintenance and replacement programs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, other than operating leases.

Recent Accounting Standards

We have considered all recently issued accounting standards updates and SEC rules and interpretive releases, and are currently assessing the potential impacts on our financial statements. See “Recent Accounting Standards” in Note 1 to the consolidated financial statements included in this report.

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

Allowance for Doubtful Accounts — We record an allowance for doubtful accounts to reduce accounts receivable where we believe accounts receivable may not be collected. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that are written off decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $0.3 million and $0.2 million at July 31, 2017 and 2016, respectively.

Goodwill — Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

We evaluate goodwill for impairment annually, and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. We have goodwill of $216.5 million and $7.9 million associated with our performance materials and electronic chemicals segments, respectively, as of July 31, 2017. As part of the goodwill impairment analysis, current accounting standards give companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period, and proceed directly to performing the first step of the two-step goodwill impairment test. We conduct our annual impairment test as of July 31 of each year. In 2017, 2016 and 2015, we performed a qualitative assessment that indicated the fair value of each of our reporting units is greater than its carrying amount. In conjunction with the sale of our creosote distribution business on January 16, 2015, we allocated goodwill of approximately $0.7 million that was previously a part of the wood treating chemicals reporting unit to the assets disposed of in the sale. Factors that could impact our future assessments or indicate potential impairment of our goodwill and long-lived assets include the overall profitability of each of our operations, a downturn in the semiconductor industry that our electronic chemicals business relies upon, a longer-term downturn in the oil and gas industry that our industrial lubricants business relies upon, or regulatory changes impacting our wood treating chemicals business, among other things. We note that our market capitalization as of July 31, 2017 indicated a significant gap between that market valuation and our overall total stockholders’ equity of $173.7 million.

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, and intangible assets, with defined lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. In conjunction with our decision to cease operations at our Bay Point, California facility, we recognized an impairment loss in fiscal year 2014 of $2.7 million on certain long-lived assets at that facility. See also the discussion of goodwill above.

Asset Retirement Obligations — We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates for decommissioning, dismantling and disposal costs. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to those costs. Certain conditional asset retirement obligations related to facilities have not been recorded in the consolidated financial statements due to uncertainties surrounding the ultimate settlement date and estimate of fair value related to a legal obligation to perform an asset retirement activity. When a reasonable estimate of the ultimate settlement can be made, an asset retirement obligation is recorded and such amounts may be material to the consolidated financial statements in the period in which they are recorded. In conjunction with our decision to exit the Bay Point facility, in fiscal year 2014 we recognized $3.7 million in asset retirement obligations related to the estimated decommissioning, decontamination, and dismantling costs. See Note 14 to the consolidated financial statements included in this report.

Income Taxes — We follow the asset and liability method of accounting for income taxes in accordance with current accounting standards. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. While most of our operations reflect net deferred tax liabilities as of July 31, 2017, we will continue to evaluate the recoverability of our deferred tax assets in the future. Those assessments will include consideration of the historical and future levels of profitability and taxable income, as well as any limitations on the recoverability of those deferred tax assets. To the extent that circumstances change and we determine further amounts of deferred tax assets are not recoverable, we may record additional valuation allowances.

When our earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for United States income taxes is made for these undistributed earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, we would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

Inventory— Inventories are valued at the lower of cost or market. For certain products, cost is generally determined using the first-in, first-out (“FIFO”) method. For certain other products we utilize a weighted-average cost. We record inventory obsolescence as a reduction in inventory when considered unsellable. We review inventories periodically to ensure the valuation of these assets is recorded at the lower of cost or market and to record an obsolescence reserve when inventory is considered unsellable. During the fiscal years ended July 31, 2017 and 2016, we recognized inventory valuation loss of $0.1 million and $0.2 million, respectively. As of July 31, 2017 and 2016, we had $0.6 million and $0.7 million, respectively, of reserves for inventory obsolescence.

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

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	the loss or significant reduction in business from primary customers;
•	our ability to realize the anticipated benefits of business acquisitions and to successfully integrate previous or future business acquisitions, including the integration of Flowchem;
•	the loss of key suppliers, particularly for sulfuric acid;
•	our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemicals industry;
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
•

volatility in oil and natural gas prices, which may impact customers’ activity levels and spending for our products and services and which could impact goodwill impairment testing for our pipeline performance business;

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
•

the impact of penta or any of our other products being or being proposed to be banned or restricted as a persistent organic pollutant or otherwise under the Stockholm Convention Treaty, REACH or other applicable laws or regulations, and the ability to obtain registration and re-registration of our products under applicable law;

•	exposure to movements in foreign currency exchange rates as a result of the geographic diversity of our operations;
•	the political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and
•

other United States or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or operations or impose liabilities on the manufacturers and distributors of such products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. At July 31, 2017, we did not use derivative financial instruments or hedging transactions to manage that risk.

Interest Rate Sensitivity

As of July 31, 2017, we had no fixed rate debt.

Our variable rate debt as of July 31, 2017 consisted of the Term Loan under the Credit Agreement with an interest rate of 5.409% (4.25% plus LIBOR), maturing on June 15, 2024. On July 31, 2017, we had $540.0 million outstanding on the Term Loan. Currently, advances bear interest at LIBOR plus 4.25%.

Based on the outstanding balance of our variable rate debt under the Credit Agreement at July 31, 2017, a 1.0% change in the interest rate as of July 31, 2017 would result in an additional charge of approximately $5.5 million in annual interest expense.

On August 11, 2017, we entered into an interest rate swap agreement (“Swap Agreement”) to manage our exposure to fluctuations in variable interest rates. The Swap Transaction effectively exchanges the interest rate on 45% of the debt projected to be outstanding under the Credit Agreement from (i) variable LIBOR plus margin to (ii) a fixed rate of 1.925% per annum plus margin. The Swap Transaction has an effective date of August 31, 2017 and a termination date of June 15, 2024.

Foreign Currency Exchange Rate Sensitivity

We are exposed to fluctuations in foreign currency exchange rates from international operations in the electronic chemicals segment. Our international operations in Europe and Singapore use different functional currencies, including the Euro, Great Britain Pound and Singapore Dollar. The U.S. dollar is our consolidated reporting currency. Currency translation gains and losses result from the process of translating those operations from the functional currency into our reporting currency. Currency translation gains and losses are recorded as other comprehensive income or loss. Assets and liabilities have been translated using exchange rates in effect at the balance sheet dates. Revenues and expenses have been translated using the average exchange rates during the period.

We recognized a foreign currency translation gain of $2.3 million in fiscal year 2017, a loss of $2.6 million in fiscal year 2016, and a loss of $10.2 million in fiscal year 2015, each of which was included in accumulated other comprehensive income/(loss) in the consolidated balance sheets. At July 31, 2017, the cumulative foreign currency translation loss reflected in accumulated other comprehensive loss was $9.8 million.

Additionally we have limited exposure to certain transactions denominated in a currency other than the functional currency in our European and Singapore operations. Accordingly, we recognize exchange gains or losses in our consolidated statement of income from these transactions. Foreign currency exchange gains during fiscal year 2017 were $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited the accompanying consolidated balance sheets of KMG Chemicals, Inc. and subsidiaries (the “Company”) as of July 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2017. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II. These consolidated financial statements and the related financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KMG Chemicals, Inc. and subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 16, 2017 expressed an unqualified opinion on the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting. This report contains an explanatory paragraph that states that the Company acquired Flowchem Holdings LLC during 2017, and management excluded from its assessment of the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2017, Flowchem Holdings LLC’s internal control over financial reporting associated with 68% of total assets (of which 61% represents goodwill and intangibles included within the scope of the assessment) and 3% of net sales included in the consolidated financial statements of KMG Chemicals, Inc. and subsidiaries as of and for the year ended July 31, 2017. Our audit of internal control over financial reporting of KPMG Chemicals, Inc. also excluded an evaluation of the internal control over financial reporting of Flowchem Holdings LLC.

/s/ KPMG LLP
Dallas, Texas
October 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KMG Chemicals, Inc.:

We have audited KMG Chemicals, Inc.’s (“the Company”) internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KMG Chemicals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on KMG Chemicals, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, KMG Chemicals, Inc. has maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Flowchem Holdings LLC during 2017, and management excluded from its assessment of the effectiveness of KMG Chemicals, Inc.’s internal control over financial reporting as of July 31, 2017, Flowchem Holdings LLC’s internal control over financial reporting associated with 68% of total assets (of which 61% represents goodwill and intangibles included within the scope of the assessment) and 3% of net sales included in the consolidated financial statements of KMG Chemicals, Inc. and subsidiaries as of and for the year ended July 31, 2017. Our audit of internal control over financial reporting of KPMG Chemicals, Inc. also excluded an evaluation of the internal control over financial reporting of Flowchem Holdings LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of July 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity, cash flows, and related financial statement Schedule II for each of the fiscal years in the three-year period then ended, and our report dated October 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
October 16, 2017

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2017 AND 2016

(In thousands, except for share and per share amounts)

	2017	2016
Assets
Current assets
Cash and cash equivalents	$20,708	$12,428
Accounts receivable
Trade, net of allowances of $263 at July 31, 2017 and $210 at July 31, 2016	51,168	33,324
Other	6,168	5,572
Inventories, net	46,482	37,401
Prepaid expenses and other	8,617	6,623
Total current assets	133,143	95,348
Property, plant and equipment, net	105,435	79,739
Goodwill	224,391	22,228
Intangible assets, net	320,401	33,906
Restricted cash	—	1,000
Other assets, net	9,061	4,807
Total assets	$792,431	$237,028
Liabilities & stockholders’ equity
Current liabilities
Accounts payable	$29,570	$26,418
Accrued liabilities	12,456	11,252
Employee incentive accrual	7,713	5,999
Current portion of long-term debt	3,167	—
Total current liabilities	52,906	43,669
Long-term debt, net	523,102	35,800
Deferred tax liabilities	37,944	9,948
Other long-term liabilities	4,763	4,422
Total liabilities	618,715	93,839
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 11,889,649 shares issued and outstanding at July 31, 2017 and 11,877,282 shares issued and outstanding at July 31, 2016	119	119
Additional paid-in capital	42,535	36,553
Accumulated other comprehensive loss	(9,712)	(12,047)
Retained earnings	140,774	118,564
Total stockholders’ equity	173,716	143,189
Total liabilities and stockholders’ equity	$792,431	$237,028

 See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JULY 31, 2017, 2016 AND 2015

(In thousands, except per share amounts)

	2017	2016	2015
Net sales	$333,442	$297,978	$320,498
Cost of sales	203,304	182,470	211,021
Gross profit	130,138	115,508	109,477
Distribution expenses	38,318	36,986	48,523
Selling, general and administrative expenses	54,467	49,192	37,461
Restructuring charges	20	1,629	1,279
Realignment charges	—	130	5,625
Operating income	37,333	27,571	16,589
Other income/(expense)
Interest expense, net	(4,817)	(799)	(1,407)
Loss on the extinguishment of debt	(353)	—	—
Gain on purchase of NFC	—	1,826	—
Gain on sale of creosote distribution business, net	—	—	5,448
Other non-operating expense	—	—	(1,250)
Other, net	279	(368)	(496)
Total other income/(expense), net	(4,891)	659	2,295
Income before income taxes	32,442	28,230	18,884
Provision for income taxes	(8,809)	(9,555)	(6,746)
Net income	$23,633	$18,675	$12,138
Earnings per share
Basic	$1.99	$1.59	$1.04
Diluted	$1.92	$1.57	$1.03
Weighted average shares outstanding
Basic	11,885	11,719	11,673
Diluted	12,286	11,926	11,779

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JULY 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Net income	$23,633	$18,675	$12,138
Other comprehensive (loss)/income
Foreign currency translation (loss)/gain	2,544	(2,620)	(10,202)
Pension and other post-retirement benefit liability adjustments	(209)	240	(110)
Total other comprehensive (loss)/income	2,335	(2,380)	(10,312)
Total comprehensive income	$25,968	$16,295	$1,826

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2017, 2016 AND 2015

(In thousands)

				Accumulated
	Common Stock		Additional	Other		Total
	Shares Issued	Par Value	Paid- In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
BALANCE AT JULY 31, 2014	11,649	$116	$28,886	$645	$90,559	$120,206
Cash dividends ($0.12 per share)					(1,402)	(1,402)
Restricted stock issued	41	1				1
Stock-based compensation expense			2,766			2,766
Tax benefit from stock-based awards			24			24
Net income					12,138	12,138
Loss on foreign currency translation				(10,202)		(10,202)
Pension liability adjustment				(110)		(110)
BALANCE AT JULY 31, 2015	11,690	$117	$31,676	$(9,667)	$101,295	$123,421
Cash dividends ($0.12 per share)					(1,406)	(1,406)
Restricted stock issued	187	2	(2)			—
Stock-based compensation expense			4,836			4,836
Tax benefit from stock-based awards			43			43
Net income					18,675	18,675
Loss on foreign currency translation				(2,620)		(2,620)
Pension liability adjustment				240		240
BALANCE AT JULY 31, 2016	11,877	$119	$36,553	$(12,047)	$118,564	$143,189
Cash dividends ($0.12 per share)					(1,423)	(1,423)
Restricted stock issued	12		(277)			(277)
Stock-based compensation expense			6,259			6,259
Tax benefit from stock-based awards						—
Net income					23,633	23,633
Gain on foreign currency translation				2,544		2,544
Pension liability adjustment				(209)		(209)
BALANCE AT JULY 31, 2017	11,889	119	42,535	(9,712)	140,774	173,716

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities
Net income	$23,633	$18,675	$12,138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,964	14,534	13,531
Depreciation related to restructuring and realignment	—	295	5,640
Loss on extinguishment of debt	353	—	—
Amortization of loan costs included in interest expense	401	167	153
Stock-based compensation expense	6,259	4,836	2,766
Allowance for excess and obsolete inventory	22	173	941
Gain on sale of creosote business	—	—	(5,448)
Gain on NFC acquisition	—	(1,826)
Gain on equipment disposition	(200)	—	—
Other	(156)	81	—
Deferred income tax expense/(benefit)	(1,090)	258	(3,532)
Tax expense/(benefit) from stock-based awards	(694)	(43)	23
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable — trade	(3,146)	5,154	1,265
Accounts receivable — other	254	(1,889)	(1,884)
Inventories	2,870	4,348	(740)
Other current and non-current assets	(1,500)	1,221	(633)
Accounts payable	(1,096)	(9,226)	1,234
Accrued liabilities and other	2,049	4,276	(7,886)
Net cash provided by operating activities	44,923	41,034	17,568
Cash flows from investing activities
Additions to property, plant and equipment	(13,074)	(14,358)	(13,821)
Additions to product registration intangibles	(753)	—	—
Purchase of NFC, net of cash acquired	—	(2,679)
Disposals of property, plant and equipment	—	—	2,572
Purchase of Sealweld, net of cash acquired	(16,599)	—	—
Purchase of Flowchem, net of cash acquired	(495,000)	—	—
Purchase of Val-Tex, net of cash acquired	—	—	(21,938)
Proceeds from sale of creosote business	—	—	14,899
Proceeds from insurance claim	1,251	—	—
Net cash used in investing activities	(524,175)	(17,037)	(18,288)
Cash flows from financing activities
Net payments under revolving loan facility	—	—	(40,000)
Deferred financing costs	(15,323)	—	(666)
Proceeds from borrowings under credit facility	17,000	2,800	59,100
Net payments under credit facility	(52,800)	(20,000)	(6,100)
Proceeds from term loan	550,000	—	—
Principal payments on borrowings on term loans	(10,000)	—	(20,000)
Tax expense/(benefit) from stock-based awards	—	43	(23)
Cash payments related to tax withholdings from stock-based awards	(277)	—	—
Payment of dividends	(1,423)	(1,406)	(1,402)
Net cash provided by/(used in) financing activities	487,177	(18,563)	(9,091)
Effect of exchange rate changes on cash	(645)	(523)	(1,924)
Net increase (decrease) in cash and cash equivalents	7,280	4,911	(11,735)
Cash, cash equivalents and restricted cash at the beginning of year	13,428	8,517	20,252
Cash, cash equivalents and restricted cash at end of year	$20,708	$13,428	$8,517

See accompanying notes to consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Supplemental disclosures of cash flow information
Cash paid for interest	$4,309	$621	$1,321
Cash paid for income taxes	$9,937	$9,744	$12,182
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$1,385	$373	$882
Accrued liabilities under industrial lubricants business acquisition	$175	$—	$1,798

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General — KMG Chemicals, Inc. (the “Company”) is involved principally in the manufacture, formulation and distribution of specialty chemicals and performance materials for the semiconductor, industrial wood preservation and pipeline and energy markets.

In its electronic chemicals business, the Company sells high purity process chemicals primarily to the semiconductor industry. The Company operates its electronic chemicals business through KMG Electronic Chemicals, Inc. in North America and through KMG Italia, S.r.l. and KMG Electronic Chemicals Holdings S.a.r.l. (and its subsidiaries) in Europe and Asia and has facilities in the United States, the United Kingdom, France, Italy and Singapore. In its pipeline performance business, the Company sells products and services to the pipeline and energy services market that are used to optimize pipeline throughput and maximize performance and safety. The Company operates its pipeline performance business through KMG Val-Tex, LLC (“Val-Tex”), Sealweld (USA), Inc., KMG Industrial Lubricants Canada, Inc., and Flowchem LLC (and its subsidiaries), and has four facilities in the United States and one facility in Canada. In the wood treating business, the Company manufactures penta at its plant in Matamoros, Mexico through KMG de Mexico (“KMEX”), a Mexican corporation which is a wholly-owned subsidiary of KMG Bernuth. The Company sells its wood treating chemicals in the United States, Mexico and Canada. The Company has two reportable segments, electronic chemicals and performance materials. The performance materials segment includes the Company’s pipeline performance business and its wood treating chemicals business. See Note 13.

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

Restricted Cash — Restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash as of July 31, 2016 includes proceeds that were placed in escrow in connection with the sale of the animal health business. See Note 3.

Fair Value of Financial Instruments — The carrying value of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the relatively short maturity of these instruments. The fair value of the Company’s debt at July 31, 2017 and 2016 approximated its carrying value since the debt obligations bear interest at a rate consistent with market rates.

Accounts Receivable — The Company’s trade accounts receivables are primarily from sales of products worldwide. The Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer’s financial condition.

The Company records an allowance for doubtful accounts to reduce accounts receivable when the Company believes an account may not be collected. A provision for bad debt expense is recorded to selling, general and administrative expenses. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a customer-by-customer analyses of accounts receivable balances each period and the Company’s assessment of future bad debt exposure. Historically, write offs of accounts receivable balances have been insignificant. The allowance was $0.3 million and $0.2 million at July 31, 2017 and 2016, respectively.

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

Depreciation expense was approximately $12.7 million, $12.9 million and $17.5 million in fiscal years 2017, 2016 and 2015, respectively (including accelerated depreciation of $0.3 million and $5.6 million in fiscal years 2016 and 2015, respectively). See Notes 5 and 14.

Intangible Assets — Identifiable intangible assets with a defined life are amortized using a straight-line method over the useful lives of the assets. Identifiable intangible assets of an indefinite life are not amortized. These assets are required to be tested for impairment at least annually. If this review indicates that impairment has occurred, the carrying value of the intangible assets will be adjusted to fair value. Based on an assessment of qualitative factors, in accordance with GAAP, it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable assets was less than its carrying value as of July 31, 2017 and 2016. The Company therefore concluded that its indefinite lived intangible assets were not impaired as of July 31, 2017 and 2016. It is the Company’s policy to expense costs as incurred in connection with the renewal or extension of its intangible assets.

Goodwill — Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

The Company evaluates goodwill for impairment annually, and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. The Company has goodwill of $216.5 million and $7.9 million associated with its performance materials and electronic chemicals segments, respectively, as of July 31, 2017. As part of the goodwill impairment analysis, current accounting standards give companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill on its balance sheet is assessed separately, and different relevant events and circumstances are evaluated for each unit. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the prescribed two-step impairment test is performed. Current accounting standards also give us the option to bypass the qualitative assessment for any reporting unit in any period, and proceed directly to performing the first step of the two-step goodwill impairment test. The Company conducts its annual impairment test as of July 31 of each year. In 2017, 2016 and 2015, the Company performed a qualitative assessment that indicated the fair value of each of its reporting units is greater than its carrying amount. In conjunction with the sale of the creosote business on January 16, 2015, the Company allocated goodwill of approximately $0.7 million that was previously a part of the wood treating chemicals reporting unit to the assets disposed of in the sale.

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

Impairment of Long-Lived Assets — Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its disposition. The measurement of an impairment loss for long-lived assets, where management expects to hold and use the asset, are based on the asset’s estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value. There were no impairment charges in fiscal years 2017, 2016 or 2015. See Notes 5 and 7.

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

Cost of Sales — Cost of sales includes inbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs. In the case of products manufactured by the Company, direct and indirect manufacturing costs, such as depreciation and property, plant and equipment, and associated plant administrative expenses are included as well as laid-in cost of raw materials consumed in the manufacturing process.

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

When the Company's earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for United States income taxes is made for these undistributed earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, the Company would be subject to both United States income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

The Company records a valuation allowance in the reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the valuation allowance in the future based upon the operating results of the Company.

The calculation of the Company’s tax assets and liabilities involves assessing the uncertainties regarding the application of complex tax regulations. The Company recognizes liabilities for tax expenses based on its estimate of whether, and the extent to which, additional taxes will be due. If the Company determines that payment of these amounts is unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes when the determination is made. See Note 6.

Earnings Per Share — Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the issuance of restricted stock under time-based and performance-based awards, and the exercise of stock options having exercise prices less than the average market price during the applicable period, using the treasury stock method. Time-based and performance-based awards have no liquidation or dividend rights and are thus are not considered participating securities.

Foreign Currency Translation — The functional currency of the Company’s operations in Mexico is the U.S. Dollar. As a result, certain income statement items, such as sales or expenses denominated in pesos are re-measured at the average monthly exchange rate for the dates those items were recognized. Foreign currency transaction gains and losses are included in the statement of operations as incurred. These gains and losses were nominal in fiscal years 2017, 2016 and 2015.

The Company’s other international operations are in Europe, Singapore and Canada, and use local currencies as the functional currency, including the Great Britain Pound, Euro, Singapore Dollar and Canadian Dollar. The translation adjustment resulting from currency translation of the local currency into the reporting currency (U.S. Dollar) is included as a separate component of stockholders’ equity. The assets and liabilities have been translated from local currencies into U.S. Dollars using exchange rates in effect at the balance sheet dates. Results of operations have been translated using the average exchange rates during the period. Foreign currency translation resulted in a translation adjustment gains/(losses) of $2.5 million, $(2.6) million and $(10.2) million in fiscal years 2017, 2016 and 2015, respectively, each of which are included in accumulated other comprehensive income/(loss) in the consolidated balance sheets.

Stock-Based Compensation — The Company’s stock-based compensation expense is based on the fair value of the award measured on the date of grant. For stock option awards, the grant date fair value is measured using a Black-Scholes option valuation model. For stock awards, the Company’s stock price on the date of the grant is used to measure the grant date fair value. For awards of stock which are based on a fixed monetary value, the grant date fair value is based on the monetary value. Stock-based compensation costs are recognized as an expense over the requisite service period of the award using the straight-line method.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates step two from the goodwill impairment test. A public business entity should adopt the amendments for its annual goodwill impairment tests or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance could impact the Company if a goodwill impairment is identified after adoption. The Company has a significant amount of goodwill as a result of recent transactions. The Company plans to adopt the guidance effective August 1, 2017.

In August 2016, the FASB issued ASU No. 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016‑18”). ASU 2016-18 is intended to address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2016-18 during the three months ended January 31, 2017 and disclosure revisions have been made for the periods presented on the consolidated statements of cash flows. See note 3.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance and the impact on its consolidated financial statements, as the Company has not experienced significant losses related to its credit accounts. The Company plans to adopt the guidance effective August 1, 2020, the beginning of the first fiscal period after the effective date.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company elected to early adopt this ASU beginning in the second quarter of fiscal year 2017, and has applied the effects of the adoption from the beginning of the annual period of adoption. Beginning in the three and six month periods ended January 31, 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in additional paid in capital on the consolidated balance sheets. Additionally, the consolidated statements of cash flows presents excess tax benefits as an operating activity for the year ended July 31, 2017, while the historical periods have not been adjusted, which is consistent with the adoption of this portion of the standard on a prospective basis. Further, tax cash payments made on an employee’s behalf for shares withheld upon vesting or settlement are required to be presented as a financing activity, and the consolidated statement of cash flows for the year ended July 31, 2017 reflect these amounts as payments related to stock-based awards. Tax cash payments made on an employee’s behalf for shares withheld upon vesting or settlement for the years ended July 31, 2016 and 2015 were immaterial to the consolidated financial statements. Additionally, the Company did not have any unrecognized tax benefits related to its share-based payment awards at the date of adoption. Finally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Historically, estimated forfeitures were immaterial to the consolidated financial statements. The amendments in the standard that required use of a modified retrospective transition method did not materially impact the Company. Therefore, the Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption as of August 1, 2016. See note 6 for information regarding the additional impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases with lease terms exceeding one year to be recognized on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company is currently reviewing its significant lease arrangements to assess the potential impact on its consolidated financial statements. The Company plans to adopt the guidance effective August 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption can occur using one of two prescribed transition methods. In March, April and December 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-20 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently reviewing its revenue contracts to assess the potential impact on its consolidated financial statements. The Company plans to adopt the revenue guidance effective August 1, 2018, although it has not yet selected a transition method. The Company currently does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures. Further, it does not expect to change the manner or timing of recognizing revenue as a majority of its revenue transactions are recognized when product is delivered.

2. ACQUISITIONS

On June 15, 2017, the Company completed the acquisition of Flowchem Holdings LLC (“Flowchem”). The consideration paid on the closing date was the purchase price of $495.0 million plus $11.4 million for cash acquired. Based in Waller, Texas, Flowchem is a global provider of drag-reducing agents, related support services and equipment to midstream crude oil and refined fuel pipeline operators. To finance the acquisition the Company entered into a new credit agreement providing for a seven year syndicated term loan of $550.0 million term loan. See Note 8 for further discussion of the Company’s credit agreement.  The Company expensed transaction and acquisition-related costs of approximately $0.7 million in the fiscal year ended July 31, 2017, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheet at July 31, 2017 (in thousands):

Cash	$11,445
Accounts receivable	11,280
Inventory	9,310
Other current assets	499
Property, plant and equipment	19,665
Intangible assets:
Customer relationships	214,882
Trade names and trademark	28,951
Proprietary manufacturing process	39,245
Total assets	335,277
Current liabilities	3,132
Deferred tax liability	25,046
Net identifiable assets acquired	$307,099
Goodwill	199,346
Fair value of net assets acquired	$506,445

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis. The fair value of the accounts receivable acquired was $11.3 million, equivalent to the amount the Company expects to be collected. The $199.3 million of goodwill was assigned to the performance materials segment, and the Company expects $152.6 million of goodwill to be tax deductible. The goodwill is primarily attributable to the assembled workforce of Flowchem and the allocation of proceeds in excess of the fair value of net identifiable assets acquired. Final accounting is incomplete for the customer relationships, trade names and trademark, proprietary manufacturing process, inventories and goodwill acquired June 15, 2017, as the Company has not yet completed the detailed valuation analyses as of July 31, 2017.

Flowchem was consolidated into our financial statements starting on its acquisition date. The net sales and net income of Flowchem recorded in our consolidated statement of income from its acquisition date through July 31, 2017, were $9.4 million and $(0.3) million, respectively. The following unaudited pro forma financial information presents our results as if the Flowchem acquisition had occurred at the beginning of fiscal year 2016 (in thousands, except for per share amounts):

	Year Ended July 31,
	2017	2016
Net sales	$410,243	$375,841
Net income	23,336	11,869
Earnings per share
Basic	$1.96	$1.01
Diluted	1.90	1.00

The unaudited pro forma information presented above is for information purposes only and is not necessarily indicative of the operating results that would have occurred had the Flowchem acquisition been consummated at the beginning of the period, nor is it necessarily indicative of future operating results. The unaudited supplemental pro forma financial information includes adjustments reflecting (i) estimated annual depreciation and amortization of approximately $30.4 million and $30.2 million in each of fiscal years 2017 and 2016, respectively, that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from August 1, 2015; (ii) estimated annual interest expense of approximately $30.9 million and $30.4 million in each of fiscal years 2017 and 2016, respectively, including the amortization and deferred financing costs and original issue discount that would have been recorded as a result of the debt issued to finance the Flowchem acquisition; (iii) the elimination of transaction-related costs of $1.7 million in fiscal year 2017; and (iv) an adjustment to tax-effect the aforementioned unaudited pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdiction to which the above adjustments relate. The unaudited pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Flowchem acquisition.

On February 1, 2017, the Company completed the acquisition of the assets of Sealweld Corporation (“Sealweld”), a privately held corporation organized under the laws of the Province of Alberta, Canada, for CAD$22.3 million in cash (or approximately US$17.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017), which included CAD$5.5 million (or approximately US$4.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017) for estimated working capital. Sealweld is based in

Calgary, Alberta, Canada, with additional facilities in the United States and the United Arab Emirates. Sealweld is a global supplier of high-performance products and services for industrial valve and actuator maintenance, including lubricants, sealants, cleaners, valve fittings, tools and equipment. Additionally, Sealweld provides routine and emergency valve maintenance services and technician training for many of the world’s largest pipeline operators. The Company completed the acquisition by borrowing $17.0 million on the revolving loan under its revolving credit facility. See Note 8 for further discussion of the Company’s revolving credit facility. Sealweld is included in the performance materials segment. The Company expensed transaction and acquisition-related costs of approximately $0.8 million in the fiscal year ended July 31, 2017, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the acquisition accounting for the fair value of the assets and liabilities recognized in the consolidated balance sheet at July 31, 2017 (in thousands):

Cash	$69
Accounts receivable	2,937
Inventory	2,350
Other assets	38
Property, plant and equipment, net	4,192
Intangible assets
Trade name/trademark	2,185
Non-compete agreements	2,254
Customer relationships	2,348
Total assets acquired	$16,373
Current liabilities	1,172
Deferred tax liability	681
Net identifiable assets acquired	14,520
Goodwill	2,671
Fair value of net assets acquired	$17,191

The fair value of the accounts receivable acquired was $2.9 million, equivalent to the contractual amount acquired. The Company expects all acquired accounts receivable to be collected. The $2.7 million of goodwill was assigned to the performance materials segment, and the Company expects $0.2 million of goodwill to be tax deductible. The goodwill is primarily attributable to the assembled workforce of Sealweld.

On April 4, 2016, the Company completed the acquisition of Nagase Finechem Singapore (Pte) Ltd. (“NFC”), a Singapore‑based manufacturer of electronic chemicals, for a cash purchase price of $2.9 million, including $1.1 million of estimated net working capital. NFC’s five-acre Singapore site comprises a manufacturing and packaging facility, warehouse, laboratory and cleanroom. The acquired company manufactures wet process chemicals, including solvents, acids and custom blends for the liquid crystal display, electronics and semiconductor markets, and provides recycling and refining services for certain customers. The Company completed the acquisition by borrowing $2.8 million on the revolving loan under its revolving credit facility. See Note 8 for further discussion of the Company’s revolving credit facility. The Company expensed transaction and acquisition-related costs of approximately $0.2 million in the fiscal quarter ended April 30, 2016, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

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

The aggregate merger consideration paid to the former shareholders of Valves Incorporated of Texas was 606,875 shares of the Company’s common stock plus $23.7 million in cash. The 606,875 shares of the Company previously owned by Valves Incorporated of Texas were cancelled as of the time of the merger, and no additional net shares of the Company were issued as a result of the merger. Of the $23.7 million cash consideration, $1.0 million of the purchase price was retained as a holdback to satisfy post-closing inventory adjustments and potential indemnity claims. The $0.5 million of the holdback related to inventory adjustments was released in August 2015. The remaining $0.5 million of the holdback for potential indemnity claims was released in November 2016. The Company completed the acquisition by borrowing $23.5 million on the revolving loan under its revolving credit facility. At the closing of the merger, Valves Incorporated of Texas merged into Val-Tex.

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

The following table summarizes acquired assets and liabilities and the acquisition accounting for the fair value of the assets and liability recognized in the consolidated balance sheets at the acquisition date of the industrial lubricants and sealants business (in thousands):

Inventory	$1,900
Other current assets	15
Property, plant and equipment	482
Intangible assets:
Customer relationships	10,291
Trade name and trademark	2,885
Proprietary manufacturing process	2,808
Other	152
Total intangible assets	16,136
Deferred tax liability - noncurrent	6,213
Net assets acquired	$12,320
Goodwill	11,387
Total purchase consideration	$23,707

The pro forma impact on consolidated results had the acquisition of Valves Incorporated of Texas occurred as of the beginning of fiscal year 2015 is immaterial.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	July 31,	July 31,	July 31,
Current Presentation	2017	2016	2015
Cash and cash equivalents	$20,708	$12,428	$7,517
Restricted cash	—	1,000	1,000
Total cash, cash equivalents and restricted cash	$20,708	$13,428	$8,517

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in other long term assets as of July 31, 2016 and includes proceeds that were placed in escrow in connection with the sale of the animal health business in fiscal year 2013. These proceeds were released from escrow in February 2017.

4. INVENTORIES

Inventories are summarized as follows at July 31, 2017 and 2016 (in thousands):

	2017	2016
Raw materials and supplies	$9,124	$7,429
Work in process	884	1,195
Supplies	3,763	968
Finished products	33,341	28,463
Less reserve for inventory obsolescence	(630)	(654)
Inventories, net	$46,482	$37,401

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment and related accumulated depreciation and amortization are summarized as follows at July 31, 2017 and 2016 (in thousands):

	2017	2016
Land	$12,632	$9,765
Buildings and improvements	50,973	39,974
Equipment	106,379	88,470
Leasehold improvements	2,755	2,460
	172,739	140,669
Less accumulated depreciation and amortization	(76,974)	(65,958)
	95,765	74,711
Construction-in-progress	9,670	5,028
Property, plant and equipment, net(1)	$105,435	$79,739

(1)

In fiscal year 2016, as part of the Company’s ongoing review of its Milan production facilities, the Company determined that certain other facilities had excess capacity sufficient to absorb the manufacturing operations of one of its Milan plants. As a result, the Company committed to sell properties with a total estimated fair value, less costs to sell, of approximately $4.3 million at July 31, 2016. Assets held for sale are included in Prepaid expenses and other in Current assets. The Company obtained an updated third party market analysis on the property and has increased marketing and advertising efforts and expects the sale of the property to be completed during fiscal year 2018. The fair value measurements were based on recent valuation appraisals.

6. INCOME TAXES

The Company is subject to United States federal, state and foreign taxes on its operations. The geographical sources of income before income taxes for each of the three years ended July 31 are as follows (in thousands):

	2017	2016	2015
United States	$27,642	$28,820	$20,442
Foreign	4,800	(590)	(1,558)
Income before income taxes	$32,442	$28,230	$18,884

The components of income tax expense/(benefit) for the years ended July 31 consisted of the following (in thousands):

	2017	2016	2015
Current:
Federal	$7,620	$7,900	$9,176
Foreign	511	166	(127)
State	1,588	1,275	1,214
	9,719	9,341	10,263
Deferred:
Federal	(1,052)	358	(3,660)
Foreign	160	(261)	293
State	(18)	117	(150)
	(910)	214	(3,517)
Total	$8,809	$9,555	$6,746

Deferred income taxes are provided on all temporary differences between financial and taxable income. The following table presents the components of the Company’s deferred tax assets and liabilities at July 31, 2017 and 2016 (in thousands):

	2017	2016
Non-current deferred tax assets
Inventory	$933	$571
Net operating loss	1,233	2,061
Employee benefits	2,322	2,059
Deferred compensation	3,922	3,171
Accrued liabilities	43	498
Other	982	1,062
Less valuation allowance	(1,768)	(2,895)
Total non-current deferred tax assets	$7,667	$6,527
Non-current deferred tax liabilities:
Difference in amortization basis of intangibles	$(34,851)	$(11,115)
Difference in depreciable basis of property	(6,722)	(4,928)
Other	(767)	(432)
Total non-current deferred tax liabilities	(42,340)	(16,475)
Net non-current deferred tax liability	$(34,673)	$(9,948)

As of July 31, 2017, the Company had $3.0 million of foreign net operating loss carryforwards that do not expire, and $1.0 million of U.S. federal net operating loss carryforward that expires in 2034.

The Company records provisions for uncertain tax provisions in accordance with GAAP, which prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The statute of limitations remains open for the fiscal year ended July 31, 2014 and forward for United States federal income taxes and fiscal year ended July 31, 2012 and forward for state tax jurisdictions.

In fiscal year 2017, the Company’s subsidiary in Italy was successful in its appeal of a case related to income tax assessments for the three year period ended July 31, 2011, and settled litigation with the local taxing authority related to the registration tax assessment for the December 2007 purchase of the electronic chemicals business in Italy. During fiscal year 2017, the Company reversed its liability for its uncertain tax position in Italy as of July 31, 2016 of $0.1 million.

The Company does not intend to permanently reinvest its unremitted foreign earnings associated with its Mexico operations outside the United States. Except for Mexico, the Company maintains its foreign earnings from the remaining foreign subsidiaries to be permanently reinvested.

For the year ended July 31, 2017, stock-based compensation excess tax benefits of $1.0 million were reflected in the consolidated statements of income as a component of the provision for income taxes as a result of the early adoption of ASU 2016‑09. See note 1 for more details regarding the adoption of ASU 2016-09.

The following table accounts for the differences between the actual tax provision, and the amounts obtained by applying the applicable statutory United States federal income tax rate of 35% to income from continuing operations before income taxes for each of the years ended July 31, 2017, 2016, and 2015, respectively (in thousands):

	2017	2016	2015
Income taxes at the federal statutory rate	$11,354	$9,881	$6,610
Effect of foreign operations	(198)	485	182
Change in valuation allowance	(1,218)	311	648
Adjustments to foreign operations	—	—	1,148
Effects of foreign currency fluctuations	131	(330)	(953)
State income taxes, net of federal income tax effect	1,015	969	639
Production deduction and tax credits	(1,217)	(1,473)	(1,182)
Stock-based compensation	(964)	—	—
Acquisition related cost	151	85	125
Flowchem reorganization	(584)	—	—
Other	339	(373)	(471)
Total	$8,809	$9,555	$6,746

The Company’s effective tax rate decreased in fiscal year 2017 primarily due to $1.0 million of stock-based compensation excess tax benefits, a change in valuation allowance of $1.2 million in Singapore and Italy, a $0.9 million tax benefit from a U.S. domestic manufacturing deduction and a deferred tax benefit of $0.6 million realized as a result of the reorganization of the legal structure of the entities acquired in the Flowchem acquisition. The change of valuation allowance in Singapore and Italy is due to the Company’s profitable operations in Singapore and Italy in fiscal year 2017.

Uncertain Tax Positions

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. There are transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due or may be challenged despite our belief that our tax return positions are supportable. The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

Balance at July 31, 2016	$1,254
Increases related to prior years positions	129
Decreases related to prior year positions	(320)
Settlements	(98)
Balance at July 31, 2017	$965

The Company does not anticipate any significant changes to the unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of income. The Company recognized $0.1 million in penalties and interest related to unrecognized tax benefits for the years ended July 31, 2017 and 2016.

7. INTANGIBLE ASSETS

Intangible assets subject to amortization are amortized over their estimated useful lives which are between five and twenty years. Intangible assets are summarized as follows (in thousands):

	Number of Years
	Weighted		July 31, 2017
	Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,362)	$(107)	$735
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(97)	(1)	19
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(5,479)	(841)	7,780
Performance materials-customer relationships (15-20 years)	19.7	227,521	(3,244)	54	224,331
Performance materials-proprietary manufacturing process (15 years)	15.0	39,245	(322)	—	38,923
Performance materials-penta product registrations (15 years)	15.0	754	—	—	754
Performance materials-other related contracts (5 years)	5.0	2,406	(289)	54	2,171
Electronic chemicals - Tolling/License Agreements (1-3 years)	1.4	328	(281)	(6)	41
Total intangible assets subject to amortization	13.6	$286,675	$(11,074)	$(847)	$274,754
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					34,074
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					45,647
Total intangible assets, net					$320,401

The following table presents the estimated aggregate amounts of amortization expense for the succeeding five years and thereafter, related to intangible assets as of July 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Total estimated aggregate amortization expense	$15,876	$15,863	$15,785	$15,615	$15,486	$196,129

	Number of Years
	Weighted		July 31, 2016
	Average Amortization Period	Original Cost	Accumulated Amortization	Foreign Currency Translation	Carrying Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-related contracts (5-8 years)	6.6	$2,204	$(1,104)	$(117)	$983
Electronic chemicals-related trademarks and patents (10-15 years)	12.0	117	(87)	—	30
Electronic chemicals-value of product qualifications (5-15 years)	14.1	14,100	(4,616)	(831)	8,653
Performance materials-customer relationships (15 years)	15.0	10,291	(858)	—	9,433
Performance materials-other related contracts (5 years)	5.0	152	(38)	—	114
Electronic chemicals - Tolling/License Agreements (1-3 years)	1.4	328	(93)	—	235
Total intangible assets subject to amortization	13.6	$27,192	$(6,796)	$(948)	$19,448
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					2,885
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					14,458
Total intangible assets, net					$33,906

Assets acquired in the acquisition of the industrial lubricants business in May 2015 included $10.3 million of customer relationships and $0.2 million of non-compete agreements, which are being amortized over fifteen and five years, respectively. Additionally, in connection with the acquisition, the Company recorded $11.4 million of goodwill (non-deductible for tax). Assets acquired in the acquisition of the UPC subsidiaries in May 2013 included $12.8 million of product qualifications and $1.9 million of non-compete agreements, which are being amortized over fifteen and seven years, respectively. Total amortization expense related to intangible assets was approximately $4.3 million, $2.0 million and $1.7 million for the fiscal years ended July 31, 2017, 2016 and 2015, respectively.

The following table presents carrying value of goodwill by operating segment as of July 31, 2017, 2016 and 2015 (in thousands):

	Performance Materials	Electronic Chemicals	Total
Balance as of July 31, 2015	$14,469	$7,939	$22,408
Purchase price adjustment	35	—	35
Foreign currency translation adjustment	—	(215)	(215)
Balance as of July 31, 2016	14,504	7,724	22,228
Business acquisition - Sealweld	2,671	—	2,671
Business acquisition - Flowchem	199,346	—	199,346
Foreign currency translation adjustment	7	139	146
Balance as of July 31, 2017	$216,528	$7,863	$224,391

8. LONG-TERM OBLIGATIONS

Working Capital

On June 15, 2017 the Company entered into a credit agreement (the “Credit Agreement”) providing for a seven year syndicated senior secured term loan of $550.0 million (the “Term Loan”) and a five year senior secured revolving credit facility of $50.0 million (the “Revolving Loan”), as reported on the Form 8-K filed on June 15, 2017. At July 31, 2017, the Company had $540.0 million outstanding under the Term Loan, with up to an additional $47.1 million of additional borrowing capacity under the Revolving Loan after giving effect to a reduction of $2.9 million reserved for outstanding letters of credit.

Long Term Obligations

The Company’s long-term debt and current maturities as of July 31, 2017 and 2016 consisted of the following (in thousands):

	July 31, 2017	July 31, 2016
Senior secured debt:
Term loan, maturing on June 15, 2024, variable interest rates based on LIBOR plus 4.25% at July 31, 2017	$540,000	$—
Revolving loan facility, maturing on October 9, 2019, variable interest rates based on LIBOR plus 1.0% at July 31, 2016	—	35,800
Total debt	540,000	35,800
Current maturities of long-term debt	(3,167)	—
Unamortized debt issuance costs and original issue discount	(13,731)	—
Long-term debt, net of current maturities	$523,102	$35,800

In October 2014, the Company entered into a second amended and restated credit agreement providing for a revolving credit facility of $150.0 million. At July 31, 2016, the amount outstanding under that revolving credit facility was $35.8 million and advances bore interest at 1.496%.

As described above, on June 15, 2017 the Company entered into the Credit Agreement with KeyBank National Association, as agent, KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and ING Capital LLC, as documentation agent. The proceeds from the Term Loan under the Credit Agreement were used to finance the acquisition of Flowchem, pay the costs and expenses related to the acquisition of Flowchem, and to repay in full the $31.0 million then outstanding indebtedness under the Company’s prior revolving credit facility. The Company did not draw upon the Revolving Loan at the closing of the Credit Agreement. In connection with the refinancing, the Company charged to loss on the extinguishment of debt $0.4 million of unamortized debt issuance costs related to the Company’s prior revolving credit facility.

The Term Loan under the Credit Agreement bears interest at a varying rate of LIBOR plus a margin based on net funded debt to adjusted EBITDA, as described in the table below.

Ratio of Funded Debt to Adjusted EBITDA	Margin
Greater than 4.25 to 1.0	4.25%
Less than or equal to 4.25 to 1.0	4.00%

The Revolving Loan under the Credit Agreement bears interest at a varying rate of LIBOR plus a margin based on net funded debt to adjusted EBITDA, as described in the table below.

Ratio of Funded Debt to Adjusted EBITDA	Margin
Greater than 4.25 to 1.0	3.50%
Greater than 3.75 to 1.0, but less than or equal to 4.25 to 1.0	3.25%
Less than 3.75 to 1.0	3.00%

Advances under the Term Loan bore interest at 5.409% as of July 31, 2017. There were no outstanding borrowings under the Revolving Loan as of July 31, 2017. The Company also incurs an unused commitment fee on the unused amount of commitments under the Revolving Loan of 0.50%.

Loans under the Credit Agreement are secured by the Company’s assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Credit Agreement has restrictive covenants, including a covenant that the Company must maintain a consolidated net leverage ratio below 6.50 to 1.0 through the fiscal quarter ended April 30, 2018, which ratio is reduced each year thereafter by an amount set forth in the Credit Agreement, until the twelve months ended April 30, 2022, following which the Company must maintain a consolidated net leverage ratio below 4.00 to 1.0. As of July 31, 2017, the Company was in compliance with all covenants of the Credit Agreement.

Principal payments due under long-term debt agreements as of July 31, 2017 for the fiscal years ended July 31 are as follows (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$540,000	$3,167	$4,222	$4,222	$4,222	$4,222	$519,945

9. COMMITMENTS AND CONTINGENCIES

Contractual Obligations — The Company has non-cancelable operating leases for its office and warehouse facilities and certain transportation equipment and purchase obligations. Our obligations to make future payments under certain contractual obligations as of July 31, 2017 are summarized in the following table (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases	$20,671	$3,749	$3,345	$2,445	$1,618	$1,388	$8,126
Purchase obligations(1)	81,542	49,598	23,756	8,188	—	—	—
Total	$102,213	$53,347	$27,101	$10,633	$1,618	$1,388	$8,126

(1)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements. The prices are based on the prevailing market prices.

Rent expense relating to the operating leases was approximately $3.7 million, $3.1 million and $3.4 million in fiscal years 2017, 2016 and 2015, respectively.

Environmental — The Company’s operations are subject to extensive federal, state and local laws, regulations and ordinances in the United States and abroad relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance.

Certain licenses, permits and product registrations are required for the Company’s products and operations in the United States, Mexico and other countries in which it does business. The licenses, permits and product registrations are subject to revocation, modification and renewal by governmental authorities. In the United States in particular, producers and distributors of penta are subject to registration and notification requirements under federal law (including under the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), and comparable state law) in order to sell this product in the United States. Compliance with these requirements has had, and in the future will continue to have, a material effect on our business, financial condition and results of operations.

The Company incurred expenses in connection with FIFRA research and testing programs of approximately $0.1, $0.4 million, and $1.0 million, in fiscal years 2017, 2016 and 2015, respectively. These costs are included in selling, general, and administrative expenses.

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

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. The Company’s subsidiary, KMG-Bernuth, was notified in October 2014 that the EPA considered it to have potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA” in connection with this site by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company). The EPA has estimated that the remediation will cost approximately $22.0 million. The Company and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although the Company has not conceded liability, the Company established a reserve of $1.3 million in the third quarter of fiscal year 2015 in connection with the remedial design. As of July 31, 2017, the reserve remaining was $1.1 million.

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

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan in which all regular U.S. employees are eligible to participate. The Company makes matching contributions under this plan of up to 4% of a participant’s compensation up to the annual regulated maximum amounts. The first 3% of the employee contribution is matched at 100%. The next 2% of the employee contribution is matched at 50%. Company contributions to the plan totaled approximately $0.7 million, $0.6 million and $0.6 million in fiscal years 2017, 2016, and 2015, respectively.

The locations in the United Kingdom and Singapore make contributions to retirement plans that function as defined contribution retirement plans. The Company’s contributions to those plans were approximately $2.0 million, $1.6 million and $1.3 million in fiscal years 2017, 2016 and 2015, respectively.

The Company’s other long-term liabilities included approximately $1.5 million and $1.4 million as of July 31, 2017 and 2016, respectively, related to benefit obligations in connection with the France location included in the acquisition of the UPC business. This payable is an unfunded benefit obligation of the Company.

The Company has an employee benefit arrangement for one of its former U.S. employees. As of July 31, 2017 and 2016, the associated liability was approximately $0.4 million and $0.4 million, respectively. The amount payable is a general obligation of the Company. Benefit payments under this arrangement, which the Company began paying in April 2013, will be paid for 10 years.

11. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. The following table presents information necessary to calculate basic and diluted earnings per share for periods indicated:

	Year Ended
	2017	2016	2015
	(Amounts in thousands, except per share data)
Net income from continuing operations	$23,633	$18,675	$12,138
Weighted average shares outstanding
Weighted average shares outstanding — basic	11,885	11,719	11,673
Dilutive effect of stock awards	401	207	106
Weighted average shares outstanding — diluted	12,286	11,926	11,779
Basic earnings per share	$1.99	$1.59	$1.04
Diluted earnings per share	$1.92	$1.57	$1.03

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method, if including them would be anti-dilutive. There was an average of 3,858 shares, 11,281 shares and 136 shares for the fiscal years ended 2017, 2016 and 2015, respectively, not included in the computation of diluted earnings per share because they were anti-dilutive.

12. STOCK-BASED COMPENSATION

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

The LTI Plans permit the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards. They are administered by the Board of Directors or a committee appointed by the Board of Directors. The Board has designated the Compensation and Development Committee as the administrator of the LTI Plans. Subject to the terms of the LTI Plans, the committee has the sole discretion to select the persons eligible to receive awards, the type and amount of incentives to be awarded, and the terms and conditions of awards. The committee also has the authority to interpret the LTI Plans, and establish and amend regulations necessary or appropriate for their administration. Any employee of the Company or a subsidiary of the Company or a director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards granted is 500,000 shares under the 2016 LTI Plan and 750,000 under the 2009 LTI Plan. No executive officer may receive in any calendar year stock options or stock appreciation rights, or awards that are subject to the attainment of performance goals, relating to more than 200,000 shares of common stock under the 2016 LTI Plan or 250,000 shares of common stock under the 2009 LTI Plan. At July 31, 2017, there were approximately 6,707 shares available for future grants under the 2016 LTI Plan and 65,730 shares available for future grants under the 2009 LTI Plan.

Accounting for Stock-Based Compensation

The Company recognized stock-based compensation costs of approximately $6.3 million, $4.8 million and $2.8 million, respectively, for the fiscal years ended July 31, 2017, 2016 and 2015, and the related tax benefits of $2.2 million, $1.7 million and $0.9 million, respectively, for the fiscal years ended July 31, 2017, 2016 and 2015. Stock-based compensation costs are recorded as selling, general and administrative expenses in the consolidated statements of income. The Company accounts for stock-based compensation costs at fair value measured on the date of grant of the award using a Black-Scholes option valuation model for stock option awards. Grant date fair value for stock awards is measured using the Company’s closing stock price on the date of grant of the stock awards where the award is based on a specific number of shares. Stock-based compensation costs are recognized as an expense over the requisite service period, generally the vesting period of the award, using the straight-line method.

As of July 31, 2017, there was approximately $8.3 million of unrecognized compensation costs that are related to outstanding stock awards expected to be recognized over a weighted-average period of 1.8 years.

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

At August 1, 2016, there were 328,731 non-vested performance share awards outstanding. During the fiscal year ended July 31, 2017, 180,851 performance share awards vested. As of July 31, 2017, the non-vested performance-based stock awards consisted of awards granted to certain executives and employees in fiscal years 2017 and 2016 as summarized below, reflecting the target number of shares under the awards.

Date of Grant	Series Award	Target Award (Shares)	Grant Date Fair Value	Measurement Period Ending	Actual or Expected Percentage of Vesting (1)	Shares Projected to Vest or Vested
Fiscal Year 2017 Award
12/08/2016	Series 1	10,531	$34.95	07/31/2019
	Forfeitures(2)	(374)
	Total Series 1	10,157			188%	19,063

04/28/2017	Series 4, Tranche 1	4,545	$52.55	07/31/2019
10/21/2016	Series 4, Tranche 1	44,337	$29.11	07/31/2019
	Forfeitures(2)	(4,957)
	Total Series 4, Tranche 1	43,925			100%	43,925

04/28/2017	Series 4, Tranche 2	4,546	$52.55	07/31/2019
10/21/2016	Series 4, Tranche 2	44,337	$29.11	07/31/2019
	Forfeitures(2)	(4,957)
	Total Series 4 - Tranche 2	43,926			188%	82,443

Fiscal Year 2016 Award
03/10/2016	Series 1	14,625	$21.89	10/31/2018
01/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(12,608)
	Total Series 1	59,180			200%	118,360

01/19/2016	Series 3	82,938	$20.89	07/31/2020	133%	110,584

(1)

The percentage vesting for performance share awards is currently estimated at 188% and 200% of the target award for Series 1 awards granted in fiscal years 2017 and 2016, respectively, 133% of the target award for Series 3 awards granted in fiscal year 2016, and 100% and 188% of the target award for the first and second tranches, respectively, of the Series 4 awards granted in fiscal year 2017.

(2)	Forfeitures include Series 1 and Series 4 awards that were granted in fiscal years 2017 and 2016 to certain employees that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2017 and 2016 awards, vesting is subject to performance requirements composed of certain objectives including adjusted average annual return on invested capital and annual compound growth rate in the Company’s adjusted diluted earnings per share. These objectives are measured quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through July 31, 2017, and reflects the percentage of shares projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2017 and 2016 awards, shares vested under the awards may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

Series 3: In fiscal year 2016 Mr. Fraser was awarded a performance-based Series 3 award for 82,938 shares of common stock (at target) having performance requirements related to cumulative revenue and total stockholder return. The measurement period for the fiscal year 2016 award begins on November 1, 2015 and the award vests one-third (1/3) at July 31, 2018, 2019 and 2020. The shares vested may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

Series 4: For the fiscal year 2017 awards, each award includes two tranches. For the first tranche, vesting is subject to the achievement of an adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) metric. For the second tranche, vesting is subject to performance requirements for adjusted average annual return on invested capital and annual compound growth rate in the Company’s adjusted diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 4 awards, the expected percentage vesting is evaluated through July 31, 2017, and reflects the percentage of shares projected to vest at the end of the measurement period. For the fiscal year 2017 awards, the shares vested in the second tranche may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

The weighted-average grant-date fair value of performance share awards forfeited during the fiscal year 2017 was $23.12. The weighted-average grant-date fair value of performance share awards outstanding at August 1, 2016 and July 31, 2017 was $20.13 and $25.49, respectively.

The total grant-date fair value of performance share awards vested during fiscal years 2017, 2016 and 2015 was approximately $2.3 million, $2.1 million, and $0.2 million, respectively.

Time-Based Shares

A summary of activity for time-based stock awards for the fiscal year ended July 31, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2015	82,688	$19.66
Granted(1)	177,799	21.94
Vested(2)	(39,557)	21.04
Forfeited(3)	(9,562)	20.51
Non-vested on July 31, 2016	211,368	21.28
Granted(4)	34,501	41.23
Vested(5)	(63,852)	23.55
Forfeited(3)	(8,414)	25.85
Non-vested on July 31, 2017	173,603	24.37

(1)

Includes 19,007 shares awards granted to non-employee directors during fiscal year 2016. Includes 7,000 share awards granted to certain employees vesting over one or two years from the date of grant. Includes 71,792 share awards granted to certain employees and executives during fiscal year 2016 which are expected to vest on October 31, 2018. Also includes 80,000 share awards granted to Mr. Fraser which vest over a service period of five years beginning on August 1, 2015. The share awards are to vest one third (1/3) at the end of years three, four and five of the service period. The Company recognizes compensation expense related to the awards over the respective service period.

(2)

Includes 19,007 share awards granted to non-employee directors for service during fiscal year 2016. The share awards vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 20,550 share awards granted to employees. The vested amount includes 6,000 share awards granted to Mr. Fraser.

(3)	Forfeitures includes awards that were granted in fiscal years 2017 and 2016 to certain employees that were forfeited at the termination of their employment.
(4)

Includes 12,580 share awards granted to non-employee directors during fiscal year 2017. Includes 11,342 share awards granted to certain employees during fiscal year 2017 as special compensation. Includes 10,579 share awards granted to certain employees during fiscal year 2017 which are expected to vest on July 31, 2019. The Company recognizes compensation expense related to the awards on a straight-line basis over the respective service period.

(5)

Includes 12,580 share awards granted to non-employee directors for service during fiscal year 2017. The share awards vest on the date of grant, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Includes 51,272 share awards granted to employees. The vested amount includes 6,000 share awards granted to Mr. Fraser.

The total grant date fair value of time-based share awards vested during the fiscal years ended 2017, 2016 and 2015 was approximately $1.5 million, $0.8 million, and $0.9 million, respectively.

13. SEGMENT INFORMATION

The Company has two reportable segments—electronic chemicals and performance materials. In the fiscal quarter ended April 30, 2017, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals segment and the performance materials segment. Previously the Company had two reportable segments – electronic chemicals and other chemicals. As of April 30, 2017, the performance materials segment includes the Company’s pipeline performance business and wood treating chemicals business that were previously referred to as the other chemicals segment. The Flowchem business acquired in June 2017 is included in the performance materials segment.

The business segment management reporting and controlling systems are based on the same accounting policies as those described in the summary of significant accounting policies. See Note 1.

	Electronic Chemicals	Performance Materials	Other Activities	Consolidated
	(Amounts in thousands)
2017
Net Sales	$276,621	$56,821	$—	$333,442
Depreciation and amortization(1)	11,455	3,857	1,652	16,964
Income from operations(2)	35,317	13,804	(11,788)	37,333
Goodwill and intangible assets, net	16,446	528,346	—	544,792
Total assets	171,202	596,872	24,357	792,431
2016
Net Sales	$261,523	$36,455	$—	$297,978
Depreciation and amortization(1)	11,832	1,149	1,553	14,534
Income from operations(2)	32,141	12,631	(17,201)	27,571
Goodwill and intangible assets, net	17,625	38,509	—	56,134
Total assets	165,561	53,798	17,669	237,028
2015
Net Sales	$265,608	$54,820	$70	$320,498
Depreciation and amortization(1)	12,257	626	648	13,531
Income from operations(2)	21,787	8,735	(13,933)	16,589
Goodwill and intangible assets, net	19,778	39,190	—	58,968
Total assets	169,355	58,878	14,126	242,359

(1)	Segment depreciation excludes depreciation for restructuring and realignment.
(2)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges, which are included in the Other Activities column.

For fiscal years 2017, 2016 and 2015 sales to one customer represented approximately 23%, 26% and 23%, respectively, of the Company’s net sales. No other customers accounted for 10% or more of the Company’s net sales.

Geographic Data:

The Company operated 19 facilities that are dedicated to manufacturing, blending and distributing products in 8 countries. The United States is home to 7 of those sites, representing 64% of the Company’s long-lived assets. Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	2017	2016	2015
	(Amounts in thousands)
Net sales:
United States	$180,075	$162,427	$183,384
International	153,367	135,551	137,114
Net sales	$333,442	$297,978	$320,498
Property, plant and equipment, net:
United States	$67,490	$47,118
International	37,945	32,621
Property, plant and equipment, net	$105,435	$79,739

14. RESTRUCTURING AND REALIGNMENT EVENTS

In April, 2017, the Company began implementation of a plan of restructuring of its electronic chemicals segment in Asia. As a result, the Company incurred approximately $0.2 million of employee related severance costs during fiscal year 2017.

As part of the global restructuring of its electronic chemicals operations, the Company closed one of its facilities in Milan, Italy in December 2015, and shifted some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed. Restructuring charges, exclusive of accelerated depreciation, have been $1.8 million in the aggregate in fiscal years 2016 and 2015.

At July 31, 2017, the accrued liability associated with restructuring and other related charges consisted of the following:

	Employee Costs	Decommissioning and Environmental	Other	Total
Accrued liability at July 31, 2015	$716	$169	$17	$902
Payments	(4)	(135)	(17)	(156)
Adjustment	9	2	—	11
Accrued liability at July 31, 2016	$721	$36	$—	$757
Payments	(362)	(41)	—	(403)
Adjustment	(359)	82	—	(277)
Accrued liability at July 31, 2017	$—	$77	$—	$77

Total accelerated depreciation for the fiscal years ended July 31, 2016 and 2015 was $0.3 million and $0.9 million, respectively.

In October 2014, the Company announced a realignment of its hydrofluoric acid business and subsequently exited the facility operated for the Company by Chemtrade Logistics (“Chemtrade”) in Bay Point, California. Under the manufacturing agreement, the Company is obligated to pay or reimburse Chemtrade for certain costs associated with the cessation of operations at Bay Point, including certain employee costs and the decommissioning, dismantling and removal of the Company’s manufacturing equipment at the site. The Company established an asset retirement obligation of $3.7 million for these costs. Operations ceased in the third quarter of fiscal year 2015. All assets have been fully depreciated as of July 31, 2015. All obligations related to the facility have been settled as of July 31, 2017.

The changes to the asset retirement obligation associated with realignment are as follows:

Asset retirement obligation at July 31, 2015	$811
Charges	129
Payments	(772)
Asset retirement obligation at July 31, 2016	$168
Charges	(3)
Payments	(165)
Asset retirement obligation at July 31, 2017	$—

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except per share data)
Year Ended July 31, 2017
Net sales	$76,495	$79,071	$81,616	$96,260
Gross profit	29,684	31,202	32,510	36,742
Operating income	8,681	9,040	9,367	10,245
Income before income taxes	8,734	8,583	9,210	5,915
Net income	5,742	6,486	6,067	5,338
Earnings per share:
Net income per share
- basic	$0.48	$0.55	$0.51	$0.45
- diluted	0.47	0.53	0.49	0.43
Year Ended July 31, 2016
Net sales	$76,650	$70,859	$75,168	$75,301
Gross profit	29,260	28,233	29,158	28,857
Operating income	7,320	6,137	7,029	7,085
Income before income taxes	7,151	6,034	8,522	6,523
Net income	4,591	3,979	6,362	3,743
Earnings per share:
Net income per share
- basic	$0.39	$0.34	$0.54	$0.32
- diluted	0.39	0.33	0.53	0.31

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate in the future period because of changes in conditions, in the degree of compliance with the policies, or because procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an assessment as of July 31, 2017 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Framework”). Based on this assessment, management concluded that its internal control over financial reporting was effective as of July 31, 2017.

The Company acquired Flowchem during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, Flowchem’s internal control over financial reporting associated with 68% of total assets (of which 61% represents goodwill and intangibles included within the scope of the assessment) and 3% of net sales included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended July 31, 2017.

Management’s assertion about the effectiveness of our internal control over financial reporting as of July 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Pursuant to instruction G(3) to Form 10-K, the information required by Part III is incorporated by reference from our definitive proxy statement relating to our annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the end of fiscal year 2017.

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

2.2

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

3.1	Restated and Amended Articles of Incorporation filed as Exhibit 3(i) to the Company’s Form 10-SB filed December 6, 1996, and incorporated herein by reference.

3.2	Amended and Restated Bylaws, amended and restated as of October 23, 2014, filed as Exhibit 3.2 to the Company’s report on Form 10-K filed October 28, 2014, and incorporated herein by reference.

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

10.5*

Executive Severance Plan dated October 10, 2008, by and between the Company and its Eligible Employees filed as Exhibit 10.42, to the Company’s report on Form 8-K filed October 14, 2008, and incorporated herein by reference.

10.6†	Purchase Agreement dated December 31, 2007 with Intel Corporation filed as Exhibit 10.45 to the Company’s report on Form 8-K filed May 13, 2009, and incorporated herein by reference.

10.7*	2009 Long Term Incentive Plan of the Company, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 30, 2009, and incorporated herein by reference.

10.8*	Employment Agreement with Mr. Fraser dated September 24, 2013 filed as Exhibit 10.31 to the Company’s report on Form 8-K filed on September 26, 2013, and incorporated herein by reference.

10.9	Form of the Indemnification Agreement filed as Exhibit 10.32 to the Company’s report on Form 8-K filed on March 3, 2014, and incorporated herein by reference.

10.10*	2016 Long Term Incentive Plan of the Company, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed December 1, 2015, and incorporated herein by reference.

10.11

Credit Agreement, dated as of June 15, 2017, by and among KMG Chemicals, Inc., as the Borrower, the Lenders referred to therein, as Lenders, KeyBank National Association, as Agent, Swingline Lender and Issuing Lender, KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and ING Capital LLC, as Documentation Agent, filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on June 15, 2017, and incorporated herein by reference.

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certificate under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

31.2	Certificate under Section 302 the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

32.1	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

32.2	Certificate under Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(c)

Schedule II-Valuation and Qualifying Accounts and Reserves. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

KMG Chemicals, Inc.

Schedule II — Valuation and Qualifying Accounts

Fiscal years ended July 31, 2017, 2016 and 2015

(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Additions/ Deductions	Balance at end of period
Year ended July 31, 2017:
Allowance for doubtful accounts	$210	$(156)	$209	$263
Inventory obsolescence	654	(22)	(2)	630
Valuation allowance on deferred tax assets	2,895	(1,127)	—	1,768
Year ended July 31, 2016:
Allowance for doubtful accounts	$144	$7	$59	$210
Inventory obsolescence	481	173	—	654
Valuation allowance on deferred tax assets	2,016	(360)	1,239	2,895
Year ended July 31, 2015:
Allowance for doubtful accounts	$272	$—	$(128)	$144
Inventory obsolescence	290	941	(750)	481
Valuation allowance on deferred tax assets	1,725	291	—	2,016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMG CHEMICALS, INC.

By:	/s/ Christopher T. Fraser	Date: October 16, 2017
Christopher T. Fraser President, Chief Executive Officer and Director

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marcelino Rodriguez	Date: October 16, 2017
Marcelino Rodriguez, Vice President and Chief Financial Officer

By:	/s/ M. Shawn Ham	Date: October 16, 2017
M. Shawn Ham, Controller and Chief Accounting Officer

By:	/s/ Gerald G. Ermentrout	Date: October 16, 2017
Gerald G. Ermentrout, Director

By:	/s/ George W. Gilman	Date: October 16, 2017
George W. Gilman, Director

By:	/s/ Robert Harrer	Date: October 16, 2017
Robert Harrer, Director

By:	/s/ John C. Hunter, III	Date: October 16, 2017
John C. Hunter, III, Director

By:	/s/ Fred C. Leonard	Date: October 16, 2017
Fred C. Leonard III, Director

By:	/s/ Karen A. Twitchell	Date: October 16, 2017
Karen A. Twitchell, Director