Form 10-Q
period 2017-10-31
KMG CHEMICALS INC
filed 2017-12-11
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of December 6, 2017, there were 15,372,349 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	October 31,	July 31,
	2017	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,863	$20,708
Accounts receivable
Trade, net of allowances of $214 at October 31, 2017 and $263 at July 31, 2017	51,946	51,168
Other	4,271	6,168
Inventories, net	46,174	46,482
Prepaid expenses and other	8,216	8,617
Total current assets	140,470	133,143
Property, plant and equipment, net	106,747	105,435
Goodwill	229,746	224,391
Intangible assets, net	310,834	320,401
Other assets, net	7,017	9,061
Total assets	$794,814	$792,431
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$32,064	$29,570
Accrued liabilities	12,689	12,456
Employee incentive accrual	4,283	7,713
Current portion of long-term debt	—	3,167
Total current liabilities	49,036	52,906
Long-term debt, net	352,867	523,102
Deferred tax liabilities	32,934	37,944
Other long-term liabilities	4,964	4,763
Total liabilities	439,801	618,715
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 15,365,646 shares issued and outstanding at October 31, 2017 and 11,889,649 shares issued and outstanding at July 31, 2017	154	119
Additional paid-in capital	218,927	42,535
Accumulated other comprehensive loss	(10,334)	(9,712)
Retained earnings	146,266	140,774
Total stockholders’ equity	355,013	173,716
Total liabilities and stockholders’ equity	$794,814	$792,431

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended
	October 31,
	2017	2016
Net sales	$110,664	$76,495
Cost of sales	64,183	46,811
Gross profit	46,481	29,684
Distribution expenses	9,442	9,102
Selling, general and administrative expenses	13,339	11,366
Amortization of intangible assets	3,511	535
Restructuring charges	109	—
Operating income	20,080	8,681
Other (expense) income
Interest expense, net	(8,094)	(177)
Loss on the extinguishment of debt	(4,175)	—
Derivative fair value gain	849	—
Other, net	(181)	230
Total other (expense) income, net	(11,601)	53
Income before income taxes	8,479	8,734
Provision for income taxes	(2,629)	(2,992)
Net income	$5,850	$5,742
Earnings per share
Net income per common share basic	$0.47	$0.48
Net income per common share diluted	$0.46	$0.47
Weighted average shares outstanding
Basic	12,410	11,880
Diluted	12,727	12,152

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2017	2016
Net income	$5,850	$5,742
Other comprehensive income
Foreign currency translation loss	(622)	(2,311)
Total comprehensive income	$5,228	$3,431

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	October 31,
	2017	2016
Cash flows from operating activities
Net income	$5,850	$5,742
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,109	3,552
Loss on extinguishment of debt	4,175	—
Stock-based compensation expense	1,608	1,425
Amortization of debt discounts and financing costs included in interest expense	493	—
Deferred income tax benefit	(1,185)	188
Other	(195)	182
Changes in operating assets and liabilities
Accounts receivable — trade	(292)	(1,657)
Accounts receivable — other	2,013	1,240
Inventories	150	2,092
Other current and noncurrent assets	276	(153)
Accounts payable	3,247	1,359
Accrued liabilities and other	(2,711)	(3,064)
Net cash provided by operating activities	20,538	10,906
Cash flows from investing activities
Additions to property, plant and equipment	(5,803)	(2,634)
Other investing activities	(898)	—
Proceeds — insurance claim	—	250
Net cash used in investing activities	(6,701)	(2,384)
Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	175,669	—
Payments under credit facility	—	(2,500)
Principal payments on borrowings on term loan	(178,000)	—
Derivative fair value gain	(849)	—
Excess tax benefit from stock-based awards	—	(57)
Payment of dividends	(357)	(353)
Cash payments related to tax withholdings from stock-based awards	(850)	—
Net cash used in financing activities	(4,387)	(2,910)
Effect of exchange rate changes on cash	(295)	(434)
Net increase in cash, cash equivalents and restricted cash	9,155	5,178
Cash, cash equivalents and restricted cash at beginning of period	20,708	13,428
Cash, cash equivalents and restricted cash at end of period	$29,863	$18,606
Supplemental disclosures of cash flow information
Cash paid for interest	$7,344	$128
Cash paid for income taxes, net	$1,212	$2,230
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$710	$482

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet as of July 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. As permitted under those requirements, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information not misleading and in the opinion of management reflect all adjustments, including those of a normal recurring nature, that are necessary for a fair presentation of financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.

These condensed consolidated financial statements are prepared using certain estimates by management and include the accounts of KMG Chemicals, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The following table provides a brief description of recent Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.

The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.

August 1, 2019. Early adoption is permitted.

The Company is currently evaluating the impact of adoption on its financial statements and related disclosures, but does not expect adoption will have a material impact as the Company does not currently utilize hedge accounting for derivative instruments.

In January 2017, the FASB issued ASU 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.	The new guidance simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.	August 1, 2020. Early adoption is permitted.	The Company adopted the new guidance as of August 1, 2017, as part of the FASB's simplification initiative. The adoption of the new guidance did not have a material impact to the Company.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments

The new guidance changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses.

		August 1, 2020. Early adoption is permitted.	The Company does not expect adoption will have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases.

The new guidance supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

August 1, 2019. Early adoption is permitted.

The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for manufacturing and logistics equipment, and real estate operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but cannot quantify these at this time. The Company plans to adopt the standard effective August 1, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2014-09.

The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance provides alternative methods of adoption. Subsequent guidance issued after May 2014 did not change the core principle of ASU 2014-09.

August 1, 2018.

The Company is currently reviewing its revenue contracts to assess the potential impact on its condensed consolidated financial statements. The Company plans to adopt the revenue guidance effective August 1, 2018, and expects to utilize the modified retrospective method of adoption.

2. Acquisitions

On June 15, 2017, the Company completed the acquisition of Flowchem Holdings LLC (“Flowchem”). The consideration paid on the closing date was the purchase price of $495.0 million plus $11.4 million for cash acquired. Based in Waller, Texas, Flowchem is a global provider of drag-reducing agents, related support services and equipment to midstream crude oil and refined fuel pipeline operators. To finance the acquisition the Company entered into a new credit agreement providing for a seven year syndicated term loan of $550.0 million. See Note 11 for further discussion of the Company’s credit agreement. The Company expensed transaction and acquisition-related costs of approximately $0.4 million in the three months ended October 31, 2017, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the condensed consolidated balance sheet at October 31, 2017 (in thousands):

Cash	$11,445
Accounts receivable	11,280
Inventory	9,310
Other assets	499
Property, plant and equipment, net	19,665
Intangible assets
Customer relationships	205,467
Trade names and trademark	32,353
Proprietary manufacturing process	39,323
Total assets	$329,342
Current liabilities	3,132
Deferred tax liability	24,484
Net identifiable assets acquired	301,726
Goodwill	204,717
Fair value of net assets acquired	$506,443

This purchase price allocation is preliminary and is pending the finalization of the third-party valuation analysis. The fair value of the accounts receivable acquired was $11.3 million, equivalent to the amount the Company expects to be collected. The $204.7 million of goodwill was assigned to the performance materials segment, and the Company expects $155.9 million of goodwill to be tax deductible. The goodwill is primarily attributable to the assembled workforce of Flowchem and the allocation of proceeds in excess of the fair value of net identifiable assets acquired. Final accounting is incomplete for the customer relationships, trade names and trademark, proprietary manufacturing process, inventories, deferred taxes and goodwill acquired June 15, 2017, as the Company has not yet finalized the detailed valuation analyses as of October 31, 2017.

During the fiscal quarter ended October 31, 2017, measurement period adjustments were made to the preliminary purchase price allocation recorded in the consolidated financial statements for the fiscal year ended July 31, 2017. The acquired intangible assets, deferred tax liabilities and goodwill were adjusted as a result of additional analyses performed on the estimates used in the calculation of the fair value of the assets acquired and liabilities assumed. The measurement period adjustments to the amortizable intangible assets resulted in an immaterial reduction in the amortization expense recognized in the Company’s condensed consolidated statements of income for the three months ended October 31, 2017, and a reduction in the estimated amortization expense going forward.

	October 31, 2017	Measurement Period Adjustment	July 31, 2017
Customer relationships	$205,467	$(9,415)	$214,882
Trade names and trademark	32,353	3,402	28,951
Proprietary manufacturing process	39,323	78	39,245
Deferred tax liability	24,484	(562)	25,046
Goodwill	204,717	5,371	199,346

On February 1, 2017, the Company completed the acquisition of the assets of Sealweld Corporation (“Sealweld”), a privately held corporation organized under the laws of the Province of Alberta, Canada, for CAD$22.3 million in cash (or approximately US$17.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017), which included CAD$5.5 million (or approximately US$4.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017) for estimated working capital. Sealweld is based in Calgary, Alberta, Canada, with additional facilities in the United States and the United Arab Emirates. Sealweld is a global supplier of high-performance products and services for industrial valve and actuator maintenance, including lubricants, sealants, cleaners, valve fittings, tools and equipment. Additionally, Sealweld provides routine and emergency valve maintenance services and technician training for many of the world’s largest pipeline operators. The Company completed the acquisition by borrowing $17.0 million on the revolving loan under its revolving credit facility. See Note 11 for further discussion of the Company’s revolving credit facility. Sealweld is included in the performance materials segment. The Company expensed transaction and acquisition-related costs of approximately twelve thousand dollars in the three months ended October 31, 2017, which is included in selling, general and administrative expenses on the Company’s condensed consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the condensed consolidated balance sheet at October 31, 2017 (in thousands):

Cash	$69
Accounts receivable	2,937
Inventory	2,350
Other assets	38
Property, plant and equipment, net	4,192
Intangible assets	—
Trade name/trademark	2,185
Non-compete agreements	2,254
Customer relationships	2,348
Total assets acquired	$16,373
Current liabilities	1,172
Deferred taxes	681
Net identifiable assets acquired	14,520
Goodwill	2,671
Fair value of net assets acquired	$17,191

This purchase price allocation is preliminary and is pending the finalization of the third party valuation analysis. The fair value of the accounts receivable acquired was $2.9 million, equivalent to the contractual amount acquired. The Company expects all acquired accounts receivable to be collected. The $2.6 million of goodwill was assigned to the performance materials segment, and the Company expects $0.1 million of goodwill to be tax deductible. The goodwill is primarily attributable to the assembled workforce of Sealweld.

3. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	October 31,	October 31,
Current Presentation	2017	2016
Cash and cash equivalents	$29,863	$17,606
Restricted cash	—	1,000
Total cash, cash equivalents and restricted cash	$29,863	$18,606

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash was included in other long term assets as of October 31, 2016 and included proceeds that were placed in escrow in connection with the sale of the animal health business in fiscal year 2013. These proceeds were released from escrow in February 2017.

4. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 317,000 and 272,000 dilutive shares related to stock-based awards for the three months ended October 31, 2017 and 2016, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if the effect of including them would be anti-dilutive. There were no potentially dilutive securities that were not included for the three months ended October 31, 2017, and 11,160 potentially diluted securities that were not included for the three months ended October 31, 2016.

On October 23, 2017, the Company completed an underwritten public offering of 3,450,000 shares of its common stock, including 450,000 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $54 per share, resulting in estimated net proceeds of approximately $175.7 million after deducting underwriting commissions and estimated offering expenses.

5. Inventories, net

Inventories, net are summarized in the following table (in thousands):

	October 31,	July 31,
	2017	2017
Raw materials	$9,856	$9,124
Work in process	3,644	3,763
Supplies	906	884
Finished products	32,357	33,341
Less: reserve for inventory obsolescence	(589)	(630)
Inventories, net	$46,174	$46,482

6. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	October 31,	July 31,
	2017	2017
Land	$12,546	$12,632
Buildings and improvements	51,788	50,973
Equipment	108,131	106,379
Leasehold improvements	2,755	2,755
	175,220	172,739
Less: accumulated depreciation and amortization	(80,404)	(76,974)
	94,816	95,765
Construction-in-progress	11,931	9,670
Property, plant and equipment, net(1)	$106,747	$105,435

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

7. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2017. The Company recognized stock-based compensation costs of approximately $1.6 million and $1.4 million for the three months ended October 31, 2017 and 2016, respectively. The Company also recognized the related tax benefits of $0.6 million and $0.5 million for the three months ended October 31, 2017 and 2016, respectively. Stock‑based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of October 31, 2017, the unrecognized compensation costs related to stock-based awards was approximately $7.1 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance-Based Stock Awards

There were 382,910 and 373,798 non-vested performance-based restricted stock unit (“RSU”) awards outstanding at October 31, 2017 and August 1, 2017, respectively, which reflected the number of RSUs granted under outstanding awards that were expected to vest as of such dates. There were no performance-based RSU awards that vested during the three months ended October 31, 2017. As of October 31, 2017, the non-vested performance-based RSU awards consisted of Series 1, Series 3 and Series 4 awards granted to certain executives and employees in fiscal years 2017 and 2016 as summarized below reflecting the target number of RSUs under the awards. Upon vesting, each RSU is converted to one share of common stock.

		Target			Expected	Shares
	Series	Award	Grant Date	Measurement	Percentage of	Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2017 Awards
12/8/2016	Series 1	10,531
	Forfeitures(2)	(654)
	Total Series 1	9,877	$34.95	7/31/2019	184%	18,201

4/28/2017	Series 4, Tranche 1	4,545	$52.55	7/31/2019
10/21/2016	Series 4, Tranche 1	44,337	$29.11	7/31/2019
	Forfeitures(2)	(4,957)
	Total Series 4, Tranche 1	43,925			100%	43,925

4/28/2017	Series 4, Tranche 2	4,546	$52.55	7/31/2019
10/21/2016	Series 4, Tranche 2	44,337	$29.11	7/31/2019
	Forfeitures(2)	(4,957)
	Total Series 4, Tranche 2	43,926			184%	80,944

Fiscal Year 2016 Awards
3/10/2016	Series 1	14,625	$21.89	10/31/2018
1/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(12,983)
	Total Series 1	58,805			196%	115,433

1/19/2016	Series 3	82,938	$20.89	7/31/2020	150%	124,407

(1)

The percentage vesting for performance-based RSU awards is currently estimated at 184% and 196% of the target award for Series 1 awards granted in fiscal years 2017 and 2016 awards, respectively, 150% of the target award for Series 3 awards granted in fiscal year 2016, and 100% and 184% of the target award for the first and second tranches, respectively, of the Series 4 awards granted in fiscal year 2017.

(2)	Forfeitures include Series 1 and Series 4 awards that were granted to certain employees in fiscal years 2017 and 2016 but that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2017 and 2016 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through October 31, 2017, and reflects the percentage of RSUs projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2017 and 2016 awards, RSUs vested may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

Series 3: In fiscal year 2016 Mr. Fraser was awarded a performance-based Series 3 award for 82,938 shares of common stock (at target) having performance requirements related to cumulative revenue and total stockholder return. The measurement period for the fiscal year 2016 award begins on November 1, 2015 and the award vests one-third (1/3) at July 31, 2018, 2019 and 2020. The shares vested may increase to a maximum of 200% of the target award on achievement of maximum performance objectives. These awards are expected to vest at 150% of the target award.

Series 4: For the fiscal year 2017 awards, each award includes two tranches. For the first tranche, vesting is subject to the achievement of an adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) metric. For the second tranche, vesting is subject to performance requirements for average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 4 awards, the expected percentage vesting is evaluated through October 31, 2017, and reflects the percentage of RSUs projected to vest at the end of the measurement period. For the fiscal year 2017 awards, the RSUs vested in the second tranche may increase to a maximum of 200% of the target award on achievement of maximum performance objectives.

The weighted-average per share grant-date fair value of the target award RSUs for performance-based awards outstanding was $25.60 and $25.49 at October 31, 2017 and August 1, 2017, respectively.

The weighted-average per share grant-date fair value of the target award RSUs for performance-based awards granted during the three months ended October 31, 2016 was $29.11.  No performance-based RSU awards were granted during the three months ended October 31, 2017.

The weighted-average per share grant-date fair value of performance-based awards forfeited during the three months ended October 31, 2017 and 2016 was $27.47 and $19.63, respectively.

Time-Based Stock Awards

A summary of activity for time-based stock awards for the three months ended October 31, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2017	173,603	$24.37
Granted (1)	2,220	55.13
Vested(2)	(8,970)	30.00
Forfeited	(385)	27.47
Non-vested on October 31, 2017	166,468	24.46

(1)	Includes 2,220 shares granted to non-employee directors for service during the three months ended October 31, 2017.
(2)

Includes 2,220 shares granted to non-employee directors for service for the three months ended October 31, 2017. The shares vest on the date of grant, and the Company recognizes compensation expense on such date. Includes 6,750 time-based RSU awards granted to certain employees and executives, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Upon vesting, each RSU was converted to one share of common stock.

The total fair value of time-based stock awards vested during the three months ended October 31, 2017 and 2016 was approximately $0.3 million and $0.3 million, respectively.

8. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	October 31, 2017
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-value of product qualifications (5-15 years)	14.1	$14,100	$(5,694)	$(806)	$7,600
Performance materials-customer relationships (15-20 years)	19.7	218,106	(5,685)	11	212,432
Performance materials-proprietary manufacturing process (15 years)	15.0	39,323	(983)	—	38,340
Electronic chemicals-other (1-15 years)	7.4	2,649	(1,816)	(121)	712
Performance materials-other (5-15 years)	6.2	3,160	(426)	10	2,744
Total intangible assets subject to amortization	18.5	$277,338	$(14,604)	$(906)	$261,828
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					37,433
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					49,006
Total intangible assets, net					$310,834

	Number of Years	July 31, 2017
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-value of product qualifications (5-15 years)	14.1	$14,100	$(5,479)	$(841)	$7,780
Performance materials-customer relationships (15-20 years)	19.7	227,521	(3,244)	54	224,331
Performance materials-proprietary manufacturing process (15 years)	15.0	39,245	(322)	—	38,923
Electronic chemicals-other (1-15 years)	7.4	2,649	(1,740)	(114)	795
Performance materials-other (5-15 years)	6.2	3,160	(289)	54	2,925
Total intangible assets subject to amortization	13.6	$286,675	$(11,074)	$(847)	$274,754
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					34,074
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					45,647
Total intangible assets, net					$320,401

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $3.5 million and $0.5 million for the three months ended October 31, 2017 and 2016, respectively.

9. Dividends

Dividends of approximately $0.4 million ($0.03 per share) and $0.4 million ($0.03 per share) were declared and paid in the first quarter of fiscal years 2018 and 2017, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on December 5, 2017 to be paid on January 5, 2018 to shareholders of record on December 22, 2017.

10. Segment Information

The Company has two reportable segments — electronic chemicals and performance materials. In the fiscal quarter ended October 31, 2017, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals segment and the performance materials segment. Previously the Company had two reportable segments – electronic chemicals and other chemicals. As of October 31, 2017, the performance materials segment includes the Company’s pipeline performance business platform and wood treating chemicals business platform that were previously referred to as the other chemicals segment. The Flowchem business acquired in June 2017 is included in the performance materials segment.

	Three Months Ended
	October 31,
	2017	2016
	(Amounts in thousands)
Net sales
Electronic chemicals	$73,808	$66,921
Performance materials	36,856	9,574
Other activities	—	—
Total consolidated net sales	$110,664	$76,495
Depreciation and amortization
Electronic chemicals	$2,794	$2,852
Performance materials	3,881	287
Other activities	434	413
Total consolidated depreciation and amortization	$7,109	$3,552
Operating income(1)
Electronic chemicals	$11,258	$8,062
Performance materials	11,584	3,681
Other activities	(2,762)	(3,062)
Total consolidated operating income	20,080	8,681
Total other (expense) income, net	(11,601)	53
Income before income taxes	$8,479	$8,734

(1)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges, which are included in other activities.

11. Long-Term Debt

The Company’s debt as of October 31, 2017 and July 31, 2017 consisted of the following:

	October 31,	July 31,
	2017	2017
	(Amounts in thousands)
Senior secured debt:
Term loan, maturing on June 15, 2024, variable interest rates based on LIBOR plus 4.25%, at October 31, 2017	$362,000	$540,000
Total debt	362,000	540,000
Current maturities of long-term debt	—	(3,167)
Unamortized debt issuance costs and original issue discount	(9,133)	(13,731)
Long-term debt, net of current maturities	$352,867	$523,102

On June 15, 2017, the Company entered into a credit agreement (the “Credit Agreement”) with KeyBank National Association, as agent, KeyBanc Capital Markets, Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and ING Capital LLC, as documentation agent. The Credit Agreement provides for a seven year syndicated senior secured term loan of $550.0 million (the “Term Loan”) and a five year senior secured revolving credit facility of $50.0 million (the “Revolving Loan”). During the three months ended October 31, 2017, the Company made payments totaling $178.0 million on the Term Loan, including $175.7 million paid using the net proceeds from the public offering of the Company’s common stock that closed on October 23, 2017. In conjunction with the payments on the Term Loan, the Company recorded an accelerated amortization of deferred financing costs and original issue discount of $4.2 million as a loss on extinguishment of debt in the Company’s condensed consolidated statements of income. At October 31, 2017, the Company had $362.0 million outstanding under the Term Loan, with up to $47.0 million of additional borrowing capacity under the Revolving Loan after giving effect to a reduction of $3.0 million for outstanding letters of credit.

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

Advances under the revolving loan bore interest at 4.735% as of October 31, 2017. There were no outstanding borrowings under the Revolving Loan as of October 31, 2017. The Company also incurs an unused commitment fee on the unused amount of commitments under the Revolving Loan of 0.5%.

Loans under the Credit Agreement are secured by the Company’s assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Credit Agreement has restrictive covenants, including a covenant that the Company must maintain a consolidated net leverage ratio between 6.0 to 1.0 through the fiscal quarter ended April 30, 2018, which ratio is reduced each year thereafter by an amount set forth in the Credit Agreement, until the twelve months ended April 30, 2022, following which the Company must maintain a consolidated net leverage ratio below 4.00 to 1.0. As of October 31, 2017, the Company was in compliance with all covenants of the Credit Agreement.

12. Fair Value Measurements

Fair Value Hierarchy

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three approaches for measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques.

The fair value accounting standards do not prescribe which valuation technique should be used when measuring fair value and do not prioritize among the techniques. These standards establish a fair value hierarchy that prioritizes the inputs used in applying the various valuation techniques. Inputs broadly refer to the assumptions that market participants use to make pricing decisions, including assumptions about risk. Level 1 inputs are given the highest priority in the fair value hierarchy while Level 3 inputs are given the lowest priority. The three levels of the fair value hierarchy are as follows:

•

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•

Level 3 – Unobservable inputs for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimates of the assumptions market participants would use in determining fair value. The level 3 measurements consist of instruments using standard pricing models and other valuation methods that utilize unobservable pricing inputs that are significant to the overall fair value.

Valuation techniques that maximize the use of observable inputs are favored. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.

Significant uses of fair value measurements include:

•	impairment assessments of long-lived assets;
•	impairment assessments of goodwill;
•	recorded value of derivative instruments; and
•	assets acquired and liabilities assumed in business combinations.

Fair Values – Recurring

The derivative instrument transactions occurred on August 14, 2017, and as of October 31, 2017 are included within Level 2 other assets, net in the Company’s condensed consolidated balance sheet. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at October 31, 2017, Using:
Description	Level 1	Level 2	Level 3	Total
Assets
Derivatives – interest rate swaps	$—	$849	$—	$849
Total	$—	$849	$—	$849

Derivative assets consist of interest rate swaps entered into to mitigate the risk relating to possible adverse changes in interest rates for the Company’s floating rate borrowings. The fair value of the interest rate swaps is estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. The models used to value the interest rate swaps are based primarily on readily observable market data, such as LIBOR forward rates, for all substantial terms of the interest rate swap contracts and the credit risk of the counterparties. As such, these derivative instruments are included in Level 2 inputs. See Note 13, Derivative Financial Instruments.

Fair Values – Non-Recurring

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of October 31, 2017, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. As of October 31, 2017 and July 31, 2017, the Company’s material financial assets and liabilities not carried at fair value included cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

13. Derivative Financial Instruments

The Company held certain derivative instruments that were accounted for pursuant to ASC 815, Derivatives and Hedging (ASC 815). The Company entered into certain interest rate swaps with notional amounts totaling $243.0 million, to limit its exposure to variability of the one-month LIBOR floating interest rate on a significant portion of the outstanding balance of its Term Loans. See Note 11, Long-Term Debt. The interest rate swap agreements are in place with two U.S.-based counterparties, with expected termination dates of June 15, 2024.

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, changes in fair value of these non-hedge derivatives are recognized in earnings in derivative fair value income or loss.

None of the derivative instruments are used for trading purposes. The effects of the derivative instruments on the condensed consolidated financial statements were as follows as of or for each of the period presented below (amounts presented exclude any income tax effects):

The combined fair value of derivatives not designated as hedging instruments included in the accompanying condensed consolidated balance sheet as of October 31, 2017 is summarized below (in thousands).

		Fair Value as of
Description	Location	October 31, 2017
Derivative instruments – interest rate swaps	Other assets, net	$849

The effects of derivatives not designated as hedging instruments on the condensed consolidated statement of income for the three months ended October 31, 2017 are summarized below (in thousands).

		Three Months Ended
Description	Location	October 31, 2017
Derivative instruments – interest rate swaps	Derivative fair value gain	$849

14. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three months ended October 31, 2017 and 2016 was 31.0% and 34.3%, respectively. The decrease in the effective tax rate from the prior fiscal year was due to stock compensation tax benefits realized as a result of the adoption of ASU 2016-09 in the second quarter of fiscal year 2017 and favorable mix of operational results across the various jurisdictions in which the Company operates.

15. Litigation and Other Contingencies

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

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. The Company’s subsidiary, KMG-Bernuth, was notified in October 2014 that the EPA considered it to have potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA,” in connection with this site by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company). The EPA has estimated that the remediation will cost approximately $22.0 million. The Company and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although the Company has not conceded liability, the Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter. As of October 31, 2017, the liability remaining was $1.1 million.

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

16. Restructuring and Realignment Events

In April, 2017, the Company began implementation of a plan of restructuring of its electronic chemicals segment in Asia. As a result, the Company incurred approximately $0.1 million of employee related severance costs during the three months ended October 31, 2017.

As part of the Company’s global restructuring of its electronic chemicals operations, the Company closed one of its facilities in Milan, Italy in December 2015, and shifted some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed.

At October 31, 2017, the accrued liability associated with restructuring and other related charges consisted of the following (in thousands):

	Decommissioning
	and Environmental	Total
Accrued liability at August 1, 2017	$77	$77
Payments	(29)	(29)
Adjustments	(1)	(1)
Accrued liability at October 31, 2017	$47	$47

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Common Stock Offering

On October 23, 2017, we completed an underwritten public offering of 3,450,000 shares of our common stock, including 450,000 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $54 per share, resulting in estimated net proceeds of approximately $175.7 million after deducting underwriting commissions and estimated offering expenses. We used all of the net proceeds of the offering, and cash on hand, to pay down $178.0 million on our outstanding term loan during the first quarter of fiscal year 2018, reducing the total amount outstanding under the term loan from $540.0 million to $362.0 million. See Notes 4 and 11 to the condensed consolidated financial statements included in this report.

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

In connection with the acquisition, on June 15, 2017, we entered into a new credit agreement (the “Credit Agreement”), by and among, us, KeyBank National Association, as agent, KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and ING Capital LLC, as documentation agent. The Credit Agreement provides for (i) a seven year syndicated senior secured term loan of $550.0 million (the “Term Loan”) and (ii) a five year senior secured revolving credit facility of $50.0 million (the “Revolving Loan”). The proceeds from the term loan under the Credit Agreement were used to finance the acquisition of Flowchem, pay the costs and expenses related to the acquisition, and to repay in full the $31.0 million outstanding indebtedness under our prior credit facility.

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

Results of Operations

Three Months Ended October 31, 2017 compared with the Three Months Ended October 31, 2016

Segment Net Sales

Segment data is presented for our two reportable segments for the three months ended October 31, 2017 and 2016. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. The information presented for the performance materials segment for the three months ended October 31, 2016 represents information that was previously reported in our other chemicals segment. In the fiscal quarter ended April 30, 2017, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the

Company’s operations should be reported as the electronic chemicals segment and the performance materials segment, as discussed in Note 10 to our consolidated financial statements included in this report.

	Three Months Ended
	October 31,
	2017	2016
	(Amounts in thousands)
Sales
Electronic chemicals	$73,808	$66,921
Performance materials	36,856	9,574
Total sales for reportable segments	$110,664	$76,495

Net Sales

Net sales for reportable segments increased by $34.2 million, or 44.7%, to $110.7 million in the first quarter of fiscal year 2018, from $76.5 million in the same period of the prior year. The increase in net sales was primarily due to contributions from the acquisitions within the performance materials segment in the second half of fiscal year 2017, as well as volume growth globally within our other businesses in both reportable segments.

Net sales in the electronic chemicals segment increased by $6.9 million, or 10.3%, to $73.8 million in the first quarter of fiscal year 2018, from $66.9 million in the same period of the prior year. Net sales increased compared to the prior year primarily due to global volume growth, with the largest increase attributable to North America.

Net sales of performance materials increased by $27.3 million, or 284.4%, to $36.9 million in the first quarter of fiscal year 2018, from $9.6 million in the same period of the prior year. The increase in net sales was primarily due to the acquisitions of Sealweld and Flowchem in the second half of fiscal year 2017, as well as volume growth in our existing pipeline performance and wood treating chemicals business platforms.

Gross Profit

Gross profit increased by $16.8 million, or 56.6%, to $46.5 million in the first quarter of fiscal year 2018, from $29.7 million in the same period of the prior year. The increase in gross profit was primarily due to contributions from the acquisitions of Sealweld and Flowchem, and volume growth within our other businesses. Gross profit as a percentage of net sales increased to 42.0% in the first quarter of fiscal year 2018, from 38.8% in the same period of the prior year. The improvement in gross profit as a percentage of sales was primarily due to the recent acquisition of Flowchem.

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

Distribution Expenses

Distribution expenses increased by $0.3 million, or 3.3%, to $9.4 million in the first quarter of fiscal year 2018, from $9.1 million in the same period of the prior year. The increase in distribution expenses was due to increased global volume within the electronic chemicals segment. Distribution expenses as a percentage of net sales decreased to 8.5% in the first quarter of fiscal year 2018, from 11.9% in the same period of the prior year. The reduction as a percentage of net sales was primarily due to increased net sales within the performance materials segment, which has lower distribution expense as a percentage of net sales than the electronic chemicals segment. In addition, distribution expenses as percentage of net sales within the electronic chemicals segment decreased to 12.1% in the first quarter of fiscal year 2018, from 13.4% in same period in the prior year due to product mix. The electronic chemicals segment represented approximately 95% and 99% of distribution expenses in the three months ended October 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.9 million, or 16.7%, to $13.3 million in the first quarter of fiscal year 2018, from $11.4 million in the same period of the prior year. The increase from the prior year was primarily due to a $1.5 million increase in selling, general and administrative expenses attributable to the acquisitions of Sealweld and Flowchem, with the remainder comprised primarily of employee compensation related expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 12.1% in the first quarter of fiscal year 2018, from 14.9% in the same period of the prior year. Selling, general and administrative expenses as a percentage of net sales at the businesses acquired in the second half of fiscal year 2017 were lower than our other businesses, resulting in a reduction in selling, general and administrative expenses as a percentage of net sales in the three months ended October 31, 2017, as compared to the prior period.

Segment Income from Operations

Operating income in the electronic chemicals segment increased by $3.2 million, or 39.5%, to $11.3 million, from $8.1 million in the same period of the prior year. The improvement was primarily driven by the growth in global volume within the segment.

Operating income in the performance materials segment increased by $7.9 million, or 213.5%, to $11.6 million in the first quarter of fiscal year 2018, from $3.7 million in the same period of the prior year. Operating income in performance materials increased due to contributions from the acquisitions of Sealweld and Flowchem, and volume growth in our existing pipeline performance and wood treating chemicals business platforms.

Other corporate expenses are not allocated to segments when calculating a segment’s income from operations. Other corporate expenses primarily represent employee stock-based compensation expenses and public entity expenses, such as board compensation, audit expense and fees related to the listing of our common stock. In the first quarter of fiscal year 2018, other corporate expenses decreased by $0.3 million to $2.8 million, from $3.1 million in the same period of the prior year.

Net Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share

Net income increased by $0.2 million, or 3.5%, to $5.9 million in the first quarter of fiscal year 2018, from $5.7 million in the same period of the prior year. Diluted earnings per share was $0.46 and $0.47 in the first quarter of fiscal years 2018 and 2017, respectively. Net income and diluted earnings per share were both positively affected by the acquisitions of Flowchem and Sealweld, but those contributions were largely offset by increases in interest expense and intangible asset amortization, and a $4.2 million loss on the extinguishment of debt.

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) excludes costs associated with the loss on the extinguishment of debt, acquisition and integration expenses related to the acquisitions of Flowchem and Sealweld, and charges related to restructuring activities in our electronic chemicals segment in Asia. Adjusted EBITDA increased by $14.9 million, or 118.3%, to $27.5 million in the first quarter of fiscal year 2018, from $12.6 million in the same period of the prior year. The increase in adjusted EBITDA was primarily the result of our acquisitions of Sealweld and Flowchem in the second half of fiscal year 2017, with additional positive contributions from each of our other businesses across both reportable segments.

In the first quarter of fiscal year 2018 adjusted diluted earnings per share (as defined below under Non-GAAP Financial Measures) was $0.83, compared to $0.48 in the first quarter of fiscal year 2017. The increase in adjusted diluted earnings per share was primarily the result of our acquisitions of Sealweld and Flowchem in the second half of fiscal year 2017, with additional positive contributions from each of our other businesses across both reportable segments.

Non-GAAP Financial Measures

We provide non-GAAP financial information to complement reported GAAP results including adjusted EBITDA, adjusted net income and adjusted diluted earnings per share. We believe that analysis of our financial performance is enhanced by an understanding of these non-GAAP financial measures. We believe that these measures aid in evaluating the underlying operational performance of our business and facilitate comparisons between periods. Non-GAAP financial information, such as adjusted EBITDA adjusted net income and adjusted diluted earnings per share, are used externally by users of our condensed consolidated financial statements, such as analysts and investors. A similar calculation of adjusted EBITDA is utilized internally for executives’ compensation and by our lenders for a key debt compliance ratio.

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other designated items. For the fiscal quarter ended October 31, 2017, other designated items include, among other items, significant recurring non-cash expenses, such as the amortization of Flowchem intangible assets and the amortization of deferred financing costs, the adjustments for which aid in the evaluation of our operating performance. Adjusted EBITDA is a primary measurement of cash flow from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent U.S. GAAP definitions of cash flow from operations or net income/(loss). Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other designated items, while adjusted diluted earnings per share is adjusted net income divided by diluted weighted average shares outstanding.

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share should be viewed as supplements to, and not substitutes for, U.S. GAAP measures of performance.

The table below provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
	October 31,
	2017	2016
	(Amounts in thousands)
Net income	$5,850	$5,742
Interest expense, net	8,094	177
Income taxes	2,629	2,992
Depreciation and amortization	7,109	3,552
EBITDA	23,682	12,463
Loss on the extinguishment of debt	4,175	—
Derivative fair value gain	(849)	—
Acquisition and integration expenses	411	83
Corporate relocation expense	—	50
Restructuring charges, excluding accelerated depreciation	109	—
Adjusted EBITDA	$27,528	$12,596

The table below provides a reconciliation of net income to adjusted net income and adjusted diluted earnings per share.

	Three Months Ended
	October 31,
	2017	2016
	(Amounts in thousands)
Net income	$5,850	$5,742
Items impacting pre-tax income:
Acquisition and integration expenses	411	83
Corporate relocation expense	—	50
Restructuring charges	109	—
Derivative fair value gain	(849)	—
Amortization of Flowchem intangible assets	2,891	—
Loss on the extinguishment of debt	4,175	—
Amortization of debt discounts and financing costs	493	—
Income taxes(1)	(2,531)	(47)
Adjusted net income	$10,549	$5,828

GAAP diluted earnings per share	$0.46	$0.47
Adjusted diluted earnings per share	$0.83	$0.48
Weighted average diluted shares outstanding	12,727	12,152

(1)	Represents the aggregate tax-effect assuming a 35% tax rate of the items impacting pre-tax income.

Interest Expense, net

Interest expense, net was $8.1 million and $0.2 million in the first quarter of fiscal years 2018 and 2017, respectively. Interest expense was higher compared to the prior year due to the increase in long-term debt outstanding.

Income Taxes

The overall effective income tax rate for the three months ended October 31, 2017 and 2016 was 31.0% and 34.3%, respectively. The decrease in the effective tax rate from the prior fiscal year was due to stock compensation tax benefits realized as a result of the adoption of ASU 2016-09 in the second quarter of fiscal year 2017 and favorable mix of operational results across the various jurisdictions in which we conduct business.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $20.5 million and $10.9 million for the three months ended October 31, 2017 and 2016, respectively. Operating cash flows were favorably impacted by the acquisitions of Flowchem and Sealweld.

Net cash used in investing activities was $6.7 million and $2.4 million for the three months ended October 31, 2017 and 2016, respectively. During the three months ended October 31, 2017, we invested approximated $5.8 million in capital investments, the majority of which was within the electronic chemicals segment, including investments in technology, supply chain and the expansion of our manufacturing facility in Singapore.

Net cash used in financing activities was $4.4 million and $2.9 million for the three months ended October 31, 2017 and 2016, respectively. During the three months ended October 31, 2017, we made payments totaling $178.0 million on our outstanding term loan, of which $175.7 million was paid using proceeds from the sale of our common stock that occurred on October 23, 2017.

Working Capital

On June 15, 2017, we entered into a credit agreement (the “Credit Agreement”) providing for a seven year syndicated senior secured term loan of $550.0 million (the “Term Loan”) and a five year senior secured revolving credit facility of $50.0 million (the “Revolving Loan”). At October 31, 2017, we had $362.0 million outstanding under the Term Loan, with up to $47.0 million of additional borrowing capacity under the Revolving Loan after giving effect to a reduction of $3.0 million for outstanding letters of credit.

Management believes that the Credit Agreement, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long Term Obligations

The Credit Agreement is with KeyBank National Association, as agent, KeyBanc Capital Markets, Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and ING Capital LLC, as documentation agent.

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

Advances under the revolving loan bore interest at 4.735% as of October 31, 2017. There were no outstanding borrowings under the Revolving Loan as of October 31, 2017. We also incur an unused commitment fee on the unused amount of commitments under the Second Restated Credit Facility of 0.5%.

Loans under the Credit Agreement are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Credit Agreement has restrictive covenants, including a covenant that the Company must maintain a consolidated net leverage ratio between 6.0 to 1.0 through the fiscal quarter ended April 30, 2018, which ratio is reduced each year thereafter by an amount set forth in the Credit Agreement, until the twelve months ended April 30, 2022, following which the Company must maintain a consolidated net leverage ratio below 4.00 to 1.0. As of October 31, 2017, the we were in compliance with all covenants of the Credit Agreement.

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
•

volatility in oil and natural gas prices, which may impact customers’ activity levels and spending for our products and services and which could impact goodwill impairment testing for our pipeline performance platform;

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

The information contained in this report, including the information set forth under the heading “Risk Factors” contained herein and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business, arising primarily from changes in interest rates and to a lesser extent foreign currency exchange rate fluctuations. Our exposure to interest rate risk and foreign currency risk is discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. On August 11, 2017, we entered into an interest rate swap agreements (“Swap Transaction”) to manage our exposure to fluctuations in variable interest rates. The Swap Transaction effectively exchanges the interest rate on 45% of the debt projected to be outstanding under the Credit Agreement from (i) variable LIBOR plus margin to (ii) a fixed rate of 1.925% per annum plus margin. The Swap Transaction has an effective date of August 31, 2017 and a termination date of June 15, 2024.

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

The information set forth in Note 15 to the condensed consolidated financial statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	December 11, 2017
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Marcelino Rodriguez	Date:	December 11, 2017
Marcelino Rodriguez
Chief Financial Officer