Form 10-Q
period 2018-04-30
KMG CHEMICALS INC
filed 2018-06-11
CIK 1028215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 8, 2018, there were 15,507,485 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	April 30,	July 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,818	$20,708
Accounts receivable
Trade, net of allowances of $235 at April 30, 2018 and $263 at July 31, 2017	59,422	51,168
Other	7,176	6,168
Inventories, net	54,087	46,482
Prepaid expenses and other	4,305	8,617
Total current assets	146,808	133,143
Property, plant and equipment, net	114,640	105,435
Goodwill	227,797	224,391
Intangible assets, net	303,318	320,401
Other assets, net	12,744	9,061
Total assets	$805,307	$792,431
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$37,907	$29,570
Accrued liabilities	10,884	12,456
Employee incentive accrual	5,574	7,713
Current portion of long-term debt	—	3,167
Total current liabilities	54,365	52,906
Long-term debt, net	323,550	523,102
Deferred tax liabilities	23,243	37,944
Other long-term liabilities	5,446	4,763
Total liabilities	406,604	618,715
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 15,505,350 shares issued and outstanding at April 30, 2018 and 11,889,649 shares issued and outstanding at July 31, 2017	155	119
Additional paid-in capital	220,094	42,535
Accumulated other comprehensive loss	(7,864)	(9,712)
Retained earnings	186,318	140,774
Total stockholders’ equity	398,703	173,716
Total liabilities and stockholders’ equity	$805,307	$792,431

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net sales	$118,647	$81,616	$343,162	$237,182
Cost of sales	68,156	49,106	196,936	143,787
Gross profit	50,491	32,510	146,226	93,395
Distribution expenses	9,070	9,457	27,192	28,329
Selling, general and administrative expenses	13,601	13,008	41,939	36,241
Amortization of intangible assets	3,867	608	11,263	1,668
Restructuring charges	—	70	69	70
Operating income	23,953	9,367	65,763	27,087
Other (expense) income
Interest expense, net	(4,153)	(301)	(17,333)	(650)
Loss on the extinguishment of debt	(277)	—	(6,368)	—
Derivative fair value gain	1,365	—	5,238	—
Other, net	(200)	144	(977)	88
Total other expense, net	(3,265)	(157)	(19,440)	(562)
Income before income taxes	20,688	9,210	46,323	26,525
Provision for income taxes	(5,043)	(3,143)	509	(8,232)
Net income	$15,645	$6,067	$46,832	$18,293
Earnings per share
Net income per common share basic	$1.01	$0.51	$3.24	$1.54
Net income per common share diluted	$0.98	$0.49	$3.16	$1.50
Weighted average shares outstanding
Basic	15,505	11,888	14,439	11,884
Diluted	15,905	12,303	14,814	12,236

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net income	$15,645	$6,067	$46,832	$18,293
Other comprehensive income
Foreign currency translation gain (loss)	(2,643)	467	1,847	(2,204)
Total comprehensive income	$13,002	$6,534	$48,679	$16,089

See accompanying notes to condensed consolidated financial statements.

KMG CHEMICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	April 30,
	2018	2017
Cash flows from operating activities
Net income	$46,832	$18,293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,359	10,864
Loss on extinguishment of debt	6,368	—
Stock-based compensation expense	5,687	4,280
Amortization of debt discounts and financing costs included in interest expense	1,124	125
Debt repricing transaction costs	607	—
Deferred income tax benefit	(9,097)	(1,189)
Derivative fair value gain	(5,238)	—
Other	(65)	(935)
Changes in operating assets and liabilities
Accounts receivable — trade	(7,664)	(3,172)
Accounts receivable — other	(50)	2,253
Inventories	(7,238)	606
Other current and noncurrent assets	(715)	(1,062)
Accounts payable	8,194	(1,282)
Accrued liabilities and other	(3,349)	(1,444)
Net cash provided by operating activities	57,755	27,337
Cash flows from investing activities
Additions to property, plant and equipment	(15,527)	(8,586)
Purchase of Sealweld, net of cash acquired	(585)	(16,584)
Other investing activities	(577)	—
Proceeds — insurance claim	—	1,247
Net cash used in investing activities	(16,689)	(23,923)
Cash flows from financing activities
Proceeds from sale of common stock, net of issuance costs	175,669	—
Borrowings under credit facility	—	17,000
Payments under credit facility	—	(18,800)
Principal payments on borrowings on term loan	(210,000)	—
Debt repricing transaction costs	(607)	—
Payment of dividends	(1,288)	(1,066)
Cash payments related to tax withholdings from stock-based awards	(3,729)	(277)
Net cash used in financing activities	(39,955)	(3,143)
Effect of exchange rate changes on cash	(1)	398
Net increase in cash, cash equivalents and restricted cash	1,110	669
Cash, cash equivalents and restricted cash at beginning of period	20,708	13,428
Cash, cash equivalents and restricted cash at end of period	$21,818	$14,097
Supplemental disclosures of cash flow information
Cash paid for interest	$15,618	$414
Cash paid for income taxes, net	$5,013	$7,421
Supplemental disclosure of non-cash investing activities
Purchase of property, plant and equipment through accounts payable	$1,087	$412

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

In January 2017, the FASB issued ASU 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment.	The new guidance simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.	August 1, 2020. Early adoption is permitted.	The Company adopted the new guidance as of August 1, 2017, as part of the FASB's simplification initiative. The adoption of the new guidance did not have an impact to the Company.
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

		August 1, 2020. Early adoption is permitted.	The Company does not expect adoption will have a material impact on its condensed consolidated financial statements and related disclosures.

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

August 1, 2018.

The Company has substantially completed its assessment of significant revenue contracts and the guidance is not expected to have significant impacts on its condensed consolidated financial statements. The Company is still evaluating the required changes in disclosure for the footnotes to the condensed consolidated financial statements. The Company plans to adopt the revenue guidance effective August 1, 2018, and expects to utilize the modified retrospective method of adoption.

2. Acquisitions

On June 15, 2017, the Company completed the acquisition of Flowchem Holdings LLC (“Flowchem”). The consideration paid on the closing date was the purchase price of $495.0 million plus $11.4 million for cash acquired. Based in Waller, Texas, Flowchem is a global provider of drag-reducing agents, related support services and equipment to midstream crude oil and refined fuel pipeline operators. To finance the acquisition the Company entered into a new credit agreement providing for a seven year syndicated term loan of $550.0 million. See Note 11 for further discussion of the Company’s credit agreement. The Company expensed transaction and acquisition-related costs of approximately $0.5 million in the nine months ended April 30, 2018, which is included in selling, general and administrative expenses on the Company’s consolidated statement of income.

The Company has accounted for the purchase using the acquisition method of accounting for business combinations. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The following table summarizes the acquired assets and assumed liabilities and the preliminary acquisition accounting for the fair value of the assets and liabilities recognized in the condensed consolidated balance sheet at April 30, 2018 (in thousands):

Cash	$11,445
Accounts receivable	11,280
Inventory	9,310
Other assets	499
Property, plant and equipment, net	19,665
Intangible assets
Customer relationships	205,467
Trade names and trademark	32,353
Proprietary manufacturing process	39,323
Total assets	$329,342
Current liabilities	3,132
Deferred tax liability	22,238
Net identifiable assets acquired	303,972
Goodwill	202,471
Fair value of net assets acquired	$506,443

This purchase price allocation is preliminary and is pending the final accounting for the state and local tax liabilities, deferred taxes and goodwill acquired June 15, 2017, as the Company has not yet finalized the detailed valuation analyses as of April 30, 2018. The fair value of the accounts receivable acquired was $11.3 million, equivalent to the amount the Company expects to be collected. The $202.5 million of goodwill was assigned to the performance materials segment, and the Company expects $155.9 million of goodwill to be tax deductible. The goodwill is primarily attributable to the assembled workforce of Flowchem and the allocation of proceeds in excess of the fair value of net identifiable assets acquired.

During the nine months ended April 30, 2018, measurement period adjustments were made to the preliminary purchase price allocation recorded in the consolidated financial statements for the fiscal year ended July 31, 2017. The acquired intangible assets, deferred tax liabilities and goodwill were adjusted as a result of additional analyses performed on the estimates used in the calculation of the fair value of the assets acquired and liabilities assumed. The measurement period adjustments to the amortizable intangible assets resulted in an immaterial reduction in the amortization expense recognized in the Company’s condensed consolidated statements of income for the three months ended October 31, 2017, and a reduction in the estimated amortization expense going forward. The Company further recorded measurement period adjustments in the third quarter of fiscal year 2018 to the acquired deferred tax assets and liabilities as a result of further analyses performed over Flowchem’s tax attributes as of the date of the business combination, which reduced the recognized goodwill.

		Measurement
	April 30, 2018	Period Adjustment	July 31, 2017
Customer relationships	$205,467	$(9,415)	$214,882
Trade names and trademarks	32,353	3,402	28,951
Proprietary manufacturing process	39,323	78	39,245
Deferred tax liability	22,238	(2,808)	25,046
Goodwill	202,471	3,125	199,346

On February 1, 2017, the Company completed the acquisition of the assets of Sealweld Corporation (“Sealweld”), a privately held corporation organized under the laws of the Province of Alberta, Canada, for CAD$22.3 million in cash (or approximately US$17.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017), which included CAD$5.5 million (or approximately US$4.2 million, at an exchange rate of 0.77 CAD$ to US$ at February 1, 2017) for estimated working capital. Sealweld is based in Calgary, Alberta, Canada, with additional facilities in the United States and the United Arab Emirates. Sealweld is a global supplier of high-performance products and services for industrial valve and actuator maintenance, including lubricants, sealants, cleaners, valve fittings, tools and equipment. Additionally, Sealweld provides routine and emergency valve maintenance services and technician training for many of the world’s largest pipeline operators. The Company completed the acquisition by borrowing $17.0 million on the revolving loan under its revolving credit facility. See Note 11 for further discussion of the Company’s revolving credit facility. Sealweld is included in the performance materials segment. The Company expensed transaction and acquisition-related costs of approximately $0.1 million in the nine months ended April 30, 2018, which is included in selling, general and administrative expenses on the Company’s condensed consolidated statement of income.

The following table summarizes the acquired assets and assumed liabilities and the final acquisition accounting for the fair value of the assets and liabilities recognized in the condensed consolidated balance sheet at April 30, 2018 (in thousands):

Cash	$69
Accounts receivable	2,937
Inventory	2,350
Other assets	38
Property, plant and equipment, net	4,192
Intangible assets	—
Trade name/trademark	2,185
Non-compete agreements	2,254
Customer relationships	2,348
Total assets acquired	$16,373
Current liabilities	1,272
Deferred taxes	681
Net identifiable assets acquired	14,420
Goodwill	2,771
Fair value of net assets acquired	$17,191

This purchase price allocation is final. The fair value of the accounts receivable acquired was $2.9 million, equivalent to the contractual amount acquired. The Company collected substantially all acquired accounts receivable. During the fiscal quarter ended January 31, 2018, the Company recorded a measurement period adjustment of $0.1 million to the acquired current liabilities as a result of the identification of certain tax liabilities existing at the date of the acquisition. As a result of the measurement period adjustment, the Company increased goodwill from $2.7 million to $2.8 million. The goodwill was assigned to the performance materials segment, and the Company expects $0.1 million of goodwill to be tax deductible. The goodwill is primarily attributable to the assembled workforce of Sealweld.

3. Cash, Cash Equivalents and Restricted Cash

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company did not have any restricted cash balances requiring reconciliation to amounts used on the unaudited condensed consolidated statements of cash flows, as proceeds that were placed in escrow in connection with the sale of the animal health business in fiscal year 2013 were released from escrow in February 2017.

4. Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average shares outstanding plus potentially dilutive common shares. There were approximately 399,701 and 374,903 dilutive shares related to stock-based awards for the three and nine months ended April 30, 2018, respectively. There were approximately 415,661 and 352,755 dilutive shares related to stock-based awards for the three and nine months ended April 30, 2017, respectively.

Outstanding stock-based awards are not included in the computation of diluted earnings per share under the treasury stock method if the effect of including them would be antidilutive. There were 3,600 and 4,920 potentially dilutive securities that were not included in the computation of diluted earnings per share for the three and nine months ended April 30, 2018, respectively. There were 415 and 3,858 potentially dilutive securities that were not included for the three and nine months ended April 30, 2017, respectively.

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

5. Inventories, net

Inventories, net are summarized in the following table (in thousands):

	April 30,	July 31,
	2018	2017
Raw materials	$12,802	$9,124
Work in process	3,531	3,763
Supplies	922	884
Finished products	37,478	33,341
Less: reserve for inventory obsolescence	(646)	(630)
Inventories, net	$54,087	$46,482

6. Property, Plant and Equipment

Property, plant and equipment and related accumulated depreciation and amortization are summarized as follows (in thousands):

	April 30,	July 31,
	2018	2017
Land	$16,792	$12,632
Buildings and improvements	53,699	50,973
Equipment	116,672	106,379
Leasehold improvements	2,777	2,755
	189,940	172,739
Less: accumulated depreciation and amortization	(88,827)	(76,974)
	101,113	95,765
Construction-in-progress	13,527	9,670
Property, plant and equipment, net(1)	$114,640	$105,435

(1)

In fiscal year 2016, the Company classified one of its Milan production facilities as assets held for sale, and reclassified $4.3 million into other current assets. In April 2018, the Company reclassified these assets to held and used, and accordingly recognized depreciation expense of $0.1 million. The Company plans to use the facility for storage.

7. Stock-Based Compensation

The Company has stock-based incentive plans which are described in more detail in the consolidated financial statements in the Company’s Annual Report on Form 10-K for fiscal year 2017. The Company recognized stock-based compensation costs of approximately $2.1 million and $1.2 million for the three months ended April 30, 2018 and 2017, respectively, and $5.7 million and $4.3 million for the nine months ended April 30, 2018 and 2017, respectively. The Company also recognized the related tax benefits of $0.6 million and $0.4 million for the three months ended April 30, 2018 and 2017, respectively, and $1.5 million and $1.5 million for the nine months ended April 30, 2018 and 2017, respectively. Stock‑based compensation costs are recorded under selling, general and administrative expenses in the condensed consolidated statements of income.

As of April 30, 2018, the unrecognized compensation costs related to stock-based awards was approximately $9.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance-Based Stock Awards

There were 467,438 and 373,698 non-vested performance-based restricted stock unit (“RSU”) awards outstanding at April 30, 2018 and August 1, 2017, respectively, which reflected the number of RSUs granted under outstanding awards that were expected to vest as of such dates. There were no performance-based RSU awards that vested during the nine months ended April 30, 2018. As of April 30, 2018, the non-vested performance-based RSU awards consisted of Series 1, Series 3 and Series 4 awards granted to certain executives and employees in fiscal years 2018, 2017 and 2016 as summarized below reflecting the target number of RSUs under the awards. Upon vesting, each RSU is converted to one share of common stock.

		Target			Expected	Shares
	Series	Award	Grant Date	Measurement	Percentage of	Expected
Date of Grant	Award	Shares	Fair Value	Period Ending	Vesting(1)	to Vest
Fiscal Year 2018 Awards
12/5/2017	Series 4, Tranche 1	27,541	$54.09	7/31/2020
	Forfeitures(2)	(2,291)
	Total	25,250			100%	25,250

12/5/2017	Series 4, Tranche 2	27,542	$54.09	7/31/2020
	Forfeitures(2)	(2,291)
	Total	25,251			172%	43,431

12/5/2017	Series 3	14,000	$54.09	7/31/2018	100%	14,000

2/5/2018	Series 1	7,287	$60.22	7/31/2020
4/5/2018	Series 1	100	$60.93	7/31/2020
	Forfeitures(2)	(50)
	Total	7,337			172%	12,619

Fiscal Year 2017 Awards
12/8/2016	Series 1	10,531
	Forfeitures(2)	(838)
	Total	9,693	$34.95	7/31/2019	184%	17,871

4/28/2017	Series 4, Tranche 1	4,545	$52.55	7/31/2019
10/21/2016	Series 4, Tranche 1	44,337	$29.11	7/31/2019
	Forfeitures(2)	(8,442)
	Total	40,440			100%	40,440

4/28/2017	Series 4, Tranche 2	4,546	$52.55	7/31/2019
10/21/2016	Series 4, Tranche 2	44,337	$29.11	7/31/2019
	Forfeitures(2)	(8,442)
	Total	40,441			184%	74,561

Fiscal Year 2016 Awards
3/10/2016	Series 1	14,625	$21.89	10/31/2018
1/29/2016	Series 1	57,163	$21.80	10/31/2018
	Forfeitures(2)	(13,733)
	Total	58,055			196%	114,030

1/19/2016	Series 3	82,938	$20.89	7/31/2020	151%	125,236

(1)

The percentage vesting for performance-based RSU awards is currently estimated at 172%, 184% and 196% of the target award for Series 1 awards granted in fiscal years 2018, 2017 and 2016, respectively, 100% and 151% of the target award for Series 3 awards granted in fiscal years 2018 and 2016, respectively, 100% and 172% of the target award for the first and second tranches, respectively, of the Series 4 awards granted in fiscal year 2018, and 100% and 184% of the target award for the first and second tranches, respectively, of the Series 4 awards granted in fiscal year 2017.

(2)	Forfeitures include Series 1 and Series 4 awards that were granted to certain employees in fiscal years 2018, 2017 and 2016 but that were forfeited at the termination of their employment.

Series 1: For the fiscal year 2018, 2017 and 2016 awards, vesting is subject to performance requirements composed of certain objectives including average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 1 awards, the expected percentage of vesting is evaluated through April 30, 2018, and reflects the percentage of RSUs projected to vest for the respective awards at the end of their measurement periods. For the fiscal year 2018, 2017 and 2016 awards, the awards may vest at a maximum of 200% of the target award on achievement of maximum performance objectives.

Series 3: In fiscal year 2018, Mr. Fraser was awarded (i) a performance-based Series 3 award for 10,000 RSUs having a performance requirement related to debt payments during the fiscal year, and (ii) a performance-based Series 3 award for 4,000 RSUs having certain organizational objectives as a performance requirement, and in each case such awards vest and are measured over a one year period beginning August 1 and ending July 31. These awards are expected to vest at 100% of the target award. In fiscal year 2016, Mr. Fraser was awarded a performance-based Series 3 award for 82,938 RSUs (at target) having performance requirements related to cumulative revenue and total stockholder return. The measurement period for the fiscal year 2016 award begins on November 1, 2015 and one-third (1/3) of the award vests at each of July 31, 2018, 2019 and 2020. The award may vest at a maximum of 200% of the target award on achievement of maximum performance objectives. This award is expected to vest at 151% of the target award.

Series 4: For the fiscal year 2018 and 2017 awards, each award includes two tranches, with each tranche representing 50% of the target award. For the first tranche, vesting is subject to the achievement of an adjusted earnings before interest, taxes and depreciation and amortization (“EBITDA”) metric. For the second tranche, vesting is subject to performance requirements for average annual return on invested capital and annual compound growth rate in the Company’s diluted earnings per share. These objectives are assessed quarterly using the Company’s budget, actual results and long-term projections. For each of the Series 4 awards, the expected percentage vesting is evaluated through April 30, 2018, and reflects the percentage of RSUs projected to vest at the end of the measurement period. For the fiscal year 2018 and 2017 awards, the second tranche may vest at a maximum of 200% of the target award on achievement of maximum performance objectives.

The weighted-average per share grant-date fair value of the target award RSUs for performance-based awards outstanding was $31.27 and $25.49 at April 30, 2018 and August 1, 2017, respectively.

The weighted-average per share grant-date fair value of the target award RSUs for performance-based awards granted during the nine months ended April 30, 2018 and 2017 was $54.68 and $31.55, respectively. There were 76,470 performance-based RSU awards granted during the nine months ended April 30, 2018.

The weighted-average per share grant-date fair value of performance-based awards forfeited during the nine months ended April 30, 2018 and 2017 was $37.49 and $22.97, respectively.

Time-Based Stock Awards

A summary of activity for time-based stock awards for the nine months ended April 30, 2018 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on August 1, 2017	173,603	$24.37
Granted (1)	30,640	59.90
Vested(2)	(17,807)	40.36
Forfeited	(1,371)	27.73
Non-vested on April 30, 2018	185,065	28.69

(1)	Includes 6,235 shares granted to non-employee directors for service during the nine months ended April 30, 2018. Includes 24,405 time-based RSU awards granted to certain employees and executives.
(2)

Includes 6,235 shares granted to non-employee directors for service for the nine months ended April 30, 2018. The shares vest on the date of grant, and the Company recognizes compensation expense on such date. Includes 11,572 time-based RSU awards granted to certain employees and executives, and the Company recognizes compensation expense related to the awards over the respective service periods in accordance with GAAP. Upon vesting, each RSU was converted to one share of common stock.

The total fair value of time-based stock awards vested during the nine months ended April 30, 2018 and 2017 was approximately $0.7 million and $0.6 million, respectively.

8. Intangible Assets

Intangible assets are summarized as follows (in thousands):

	Number of Years	April 30, 2018
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-value of product qualifications (5-15 years)	14.1	$14,100	$(6,135)	$(636)	$7,329
Performance materials-customer relationships (15-20 years)	19.7	218,106	(11,245)	14	206,875
Performance materials-proprietary manufacturing process (15 years)	15.0	39,323	(2,294)	—	37,029
Electronic chemicals-other (1-15 years)	7.4	2,649	(1,966)	(84)	599
Performance materials-other (5-15 years)	6.2	3,160	(698)	15	2,477
Total intangible assets subject to amortization	18.5	$277,338	$(22,338)	$(691)	$254,309
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					37,436
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					49,009
Total intangible assets, net					$303,318

	Number of Years	July 31, 2017
	Weighted			Foreign
	Average			Currency
	Amortization	Original	Accumulated	Translation	Carrying
	Period	Cost	Amortization	Adjustment	Amount
Intangible assets subject to amortization (range of useful life):
Electronic chemicals-value of product qualifications (5-15 years)	14.1	$14,100	$(5,479)	$(841)	$7,780
Performance materials-customer relationships (15-20 years)	19.7	227,521	(3,244)	54	224,331
Performance materials-proprietary manufacturing process (15 years)	15.0	39,245	(322)	—	38,923
Electronic chemicals-other (1-15 years)	7.4	2,649	(1,740)	(114)	795
Performance materials-other (5-15 years)	6.2	3,160	(289)	54	2,925
Total intangible assets subject to amortization	13.6	$286,675	$(11,074)	$(847)	$274,754
Intangible assets not subject to amortization:
Performance materials-penta product registrations					8,765
Performance materials-related trade name and trademark					34,074
Performance materials-proprietary manufacturing process					2,808
Total intangible assets not subject to amortization					45,647
Total intangible assets, net					$320,401

Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense was approximately $3.9 million and $0.6 million for the three months ended April 30, 2018 and 2017, respectively, and $11.3 million and $1.7 million for the nine months ended April 30, 2018 and 2017, respectively.

9. Dividends

Dividends of approximately $0.5 million ($0.03 per share) and $0.4 million ($0.03 per share) were declared and paid in the third quarter of fiscal years 2018 and 2017, respectively. Dividends of approximately $1.3 million ($0.09 per share) and $1.1 million ($0.09 per share) were declared and paid in the first nine months of fiscal years 2018 and 2017, respectively. A dividend of $0.03 per share was approved by the Company’s board of directors on June 4, 2018 to be paid on June 22, 2018 to shareholders of record on June 15, 2018.

10. Segment Information

The Company has two reportable segments — electronic chemicals and performance materials. In the fiscal quarter ended April 30, 2017, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals segment and the performance materials segment. The performance materials segment includes the Company’s pipeline performance business platform and wood treating chemicals business platform. The Flowchem and Sealweld businesses acquired in the second half of fiscal year 2017 are included in the performance materials segment.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Net sales
Electronic chemicals	$74,669	$68,141	$222,401	$204,829
Performance materials	43,978	13,475	120,761	32,353
Other activities	—	—	—	—
Total consolidated net sales	$118,647	$81,616	$343,162	$237,182
Depreciation and amortization
Electronic chemicals	$2,864	$2,857	$8,418	$8,502
Performance materials	4,250	549	12,418	1,121
Other activities	550	411	1,523	1,241
Total consolidated depreciation and amortization	$7,664	$3,817	$22,359	$10,864
Operating income(1)
Electronic chemicals	$10,889	$8,509	$34,877	$26,153
Performance materials	16,041	4,224	40,435	10,927
Other activities	(2,977)	(3,366)	(9,549)	(9,993)
Total consolidated operating income	23,953	9,367	65,763	27,087
Total other (expense) income, net	(3,265)	(157)	(19,440)	(562)
Income before income taxes	$20,688	$9,210	$46,323	$26,525

(1)	Segment income from operations includes allocated corporate overhead expenses, but excludes restructuring and realignment charges, which are included in other activities.

11. Long-Term Debt

The Company’s debt as of April 30, 2018 and July 31, 2017 consisted of the following:

	April 30,	July 31,
	2018	2017
	(Amounts in thousands)
Senior secured debt:
Term loan, maturing on June 15, 2024, variable interest rates based on LIBOR plus 2.75%, at April 30, 2018	$330,000	$540,000
Total debt	330,000	540,000
Current maturities of long-term debt	—	(3,167)
Unamortized debt issuance costs and original issue discount	(6,450)	(13,731)
Long-term debt, net of current maturities	$323,550	$523,102

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

During the nine months ended April 30, 2018, the Company made principal payments totaling $210 million on the Term Loan, including $175.7 million paid using the net proceeds from the public offering of the Company’s common stock that closed on October 23, 2017. In conjunction with the amendment to the Credit Agreement and principal payments on the Term Loan, the Company recorded an accelerated amortization of deferred financing costs and original issue discount of $6.4 million as a loss on extinguishment of debt in the Company’s condensed consolidated statements of income. At April 30, 2018, the Company had $330.0 million outstanding under the Term Loan, with up to $46.8 million of additional borrowing capacity under the Revolving Loan after giving effect to a reduction of $3.2 million for outstanding letters of credit.

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

As of April 30, 2018, the Term Loan bore interest at 4.651% and the Revolving Loan bore interest at 4.151%. There were no outstanding borrowings under the Revolving Loan as of April 30, 2018. The Company also incurs an unused commitment fee of 0.375% on the unused amount of commitments under the Revolving Loan.

Loans under the Credit Agreement are secured by the Company’s assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Credit Agreement has restrictive covenants, including a covenant that the Company must maintain a consolidated net leverage ratio between 6.5 to 1.0 through the fiscal quarter ended April 30, 2018, which ratio is reduced each year thereafter by an amount set forth in the Credit Agreement, until the twelve months ended April 30, 2022, following which the Company must maintain a consolidated net leverage ratio below 4.0 to 1.0. As of April 30, 2018, the Company was in compliance with all covenants of the Credit Agreement.

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

Fair Values – Recurring

The derivative instrument transactions occurred on August 14, 2017, and as of April 30, 2018 are included within Level 2 other assets, net in the Company’s condensed consolidated balance sheet. The following tables present the fair value hierarchy table for assets and liabilities measured at fair value, on a recurring basis (in thousands):

	Fair Value Measurements at April 30, 2018, Using:
Description	Level 1	Level 2	Level 3	Total
Assets
Derivatives – interest rate swaps	$—	$5,238	$—	$5,238
Total	$—	$5,238	$—	$5,238

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

Fair Values – Non-Recurring

In addition to the financial assets and liabilities included in the above table, certain nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable GAAP. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized. As of April 30, 2018, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

As allowed by applicable FASB guidance, the Company has elected not to apply the fair value option for financial assets and liabilities to any of its currently eligible financial assets or liabilities. As of April 30, 2018 and July 31, 2017, the Company’s material financial assets and liabilities not carried at fair value included cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. These financial instruments are recorded at their carrying values which are deemed to approximate fair value, generally due to their short periods to maturity.

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

The combined fair value of derivatives not designated as hedging instruments included in the accompanying condensed consolidated balance sheet as of April 30, 2018 is summarized below (in thousands).

		Fair Value as of
Description	Location	April 30, 2018
Derivative instruments – interest rate swaps	Other assets, net	$5,238

The effects of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine months ended April 30, 2018 are summarized below (in thousands).

		Three Months Ended	Nine Months Ended
Description	Location	April 30, 2018	April 30, 2018
Derivative instruments – interest rate swaps	Derivative fair value gain	$1,365	$5,238

14. Income Taxes

Income tax expense for the interim periods was computed using an estimated annual effective income tax rate applied to year-to-date income before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of projected annual earnings and the ability to use tax credits and net operating loss carry forwards. The overall effective income tax rate for the three and nine months ended April 30, 2018 was 24.4% and (1.1)%, respectively. For the three and nine months April 30, 2017, the overall effective income tax rate was 34.1% and 31.1%, respectively. The decrease in the effective tax rate from the prior fiscal year was due to one-time tax benefits reflecting the impact of the remeasurement of net deferred tax liabilities resulting from the Tax Cuts and Jobs Act of 2017 described below, and stock-based compensation tax benefits realized as a result of the adoption of ASU 2016-09 in the second quarter of fiscal year 2017.

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

For the fiscal quarter ended April 30, 2018, the Company recorded a net tax benefit of approximately $11.0 million from the new legislation. The tax benefit mainly reflects the impact of the remeasurement of net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%.

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

In the fiscal quarter ended April 30, 2018, the Company released a net valuation allowance of $0.2 million related to the Company’s business in Singapore on the basis of management’s assessment of its deferred tax assets that are more likely than not to be realized. The achievement of three years of cumulative pre-tax income in Singapore was the primary positive evidence leading to the decision to release the valuation allowance.

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

The EPA has listed the Star Lake Canal Superfund Site near Beaumont, Texas on the National Priorities List. The Company’s subsidiary, KMG-Bernuth, was notified in October 2014 that the EPA considered it to have potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “CERCLA,” in connection with this site by virtue of its relationship with certain alleged predecessor companies, including Idacon, Inc. (f/k/a Sonford Chemical Company). The EPA has estimated that the remediation will cost approximately $22.0 million. The Company and approximately seven other parties entered into an agreement with the EPA in September 2016 to complete a remedial design phase of the remediation of the site. The remediation work will be performed under a separate future agreement. Although the Company has not conceded liability, the Company established a liability of $1.3 million in the third quarter of fiscal year 2015 in connection with this matter. As of April 30, 2018, the liability remaining was $1.0 million.

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

16. Restructuring and Realignment Events

In April 2017, the Company began implementation of a plan of restructuring of its electronic chemicals segment in Asia. As a result, the Company incurred approximately $0.1 million of employee related severance costs during the nine months ended April 30, 2018.

As part of the Company’s global restructuring of its electronic chemicals operations, the Company closed one of its facilities in Milan, Italy in December 2015, and shifted some production to facilities in France and the United Kingdom. Accelerated depreciation with respect to the closed facilities has been completed.

At April 30, 2018, the accrued liability associated with restructuring and other related charges consisted of the following (in thousands):

	Decommissioning
	and Environmental	Total
Accrued liability at August 1, 2017	$77	$77
Payments	(36)	(36)
Adjustments	(41)	(41)
Accrued liability at April 30, 2018	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manufacture, formulate and globally distribute specialty chemicals and performance materials for the semiconductor, pipeline and energy, and industrial wood preservation markets. We operate three business platforms: electronic chemicals, pipeline performance and wood treating chemicals. In our electronic chemicals platform, we formulate, purify and blend acids, solvents and other wet chemicals used to etch and clean silicon wafers in the production of semiconductors, photovoltaics (solar cells) and flat panel displays. In our pipeline performance platform, we provide products, services and solutions for optimizing pipeline throughput and maximizing performance and safety. Our pipeline performance products include drag-reducing agents, valve lubricants, cleaners and sealants, and related equipment. We also provide routine and emergency maintenance services and training for pipeline operators worldwide. Our wood treating chemicals, based on pentachlorophenol, or penta, are sold to industrial customers who use these products to extend the useful life of wood utility poles and crossarms.

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

Amendment to Credit Agreement and Reduction of Interest Rate Margins

In connection with the acquisition of Flowchem LLC (“Flowchem”), on June 15, 2017, we entered into a new credit agreement (the “Credit Agreement”), by and among, us, KeyBank National Association, as agent, KeyBanc Capital Markets Inc., HSBC Securities (USA) Inc., and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners and ING Capital LLC, as documentation agent. The Credit Agreement provides for (i) a seven year syndicated senior secured term loan of $550.0 million (the “Term Loan”) and (ii) a five year senior secured revolving credit facility of $50.0 million (the “Revolving Loan”). The proceeds from the term loan under the Credit Agreement were used to finance the acquisition of Flowchem, pay the costs and expenses related to the acquisition, and to repay in full the $31.0 million outstanding indebtedness under our prior credit facility.

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

Acquisition of Flowchem

On June 15, 2017, we completed the acquisition of Flowchem Holdings LLC, the parent company of Flowchem. Based in Waller, Texas, Flowchem is a global provider of drag-reducing agents, related support services and equipment to midstream crude oil and refined fuel pipeline operators. The consideration paid for the acquisition was $495.0 million plus $11.4 million for cash acquired. The purchase price is subject to adjustment following closing for reconciliation of net working capital. See Note 2 to the condensed consolidated financial statements included in this report.

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

Results of Operations

Three and Nine Months Ended April 30, 2018 compared with the Three and Nine Months Ended April 30, 2017

Segment Net Sales

Segment data is presented for our two reportable segments for the three and nine months ended April 30, 2018 and 2017. The segment data should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. In the fiscal quarter ended April 30, 2017, the Company’s management, including the chief executive officer, who is the chief operating decision maker, determined that the Company’s operations should be reported as the electronic chemicals segment and the performance materials segment, as discussed in Note 10 to our consolidated financial statements included in this report.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Sales
Electronic chemicals	$74,669	$68,141	$222,401	$204,829
Performance materials	43,978	13,475	120,761	32,353
Total sales for reportable segments	$118,647	$81,616	$343,162	$237,182

Net Sales

Net sales for reportable segments increased by $37.0 million, or 45.3%, to $118.6 million in the third quarter of fiscal year 2018, from $81.6 million in the same period of the prior year. Net sales increased primarily due to the acquisition of Flowchem in the fourth quarter of fiscal year 2017. For the nine months ended April 30, 2018, net sales for reportable segments increased by $106.0 million, or 44.7%, to $343.2 million from $237.2 million in the same period of the prior year. For the nine month period, net sales increased primarily due to the acquisitions within the performance materials segment in the second half of fiscal year 2017, as well as volume growth within our other businesses in both reportable segments.

Net sales in the electronic chemicals segment increased by $6.6 million, or 9.7%, to $74.7 million in the third quarter of fiscal year 2018, from $68.1 million in the same period of the prior year. For the nine months ended April 30, 2018, net sales in the electronic chemicals segment increased by $17.6 million, or 8.6%, to $222.4 million from $204.8 million in the same period of the prior year. For both the quarter and the nine month period, net sales in electronic chemicals increased primarily due to volume growth and a favorable product mix.

Net sales of performance materials increased by $30.5 million, or 225.9%, to $44.0 million in the third quarter of fiscal year 2018, from $13.5 million in the same period of the prior year. Net sales of performance materials increased primarily due to the acquisition of Flowchem in the fourth quarter of fiscal year 2017. For the nine months ended April 30, 2018, net sales of performance materials increased by $88.4 million, or 272.8%, to $120.8 million from $32.4 million in the same period of the prior year. For the nine month period, net sales increased primarily due to the acquisitions of Sealweld and Flowchem in the second half of fiscal year 2017, as well as volume growth in our legacy businesses within the segment.

Gross Profit

Gross profit increased by $18.0 million, or 55.4%, to $50.5 million in the third quarter of fiscal year 2018, from $32.5 million in the same period of the prior year. Gross profit as a percentage of net sales increased to 42.6% in the third quarter of fiscal year 2018, from 39.8% in the same period of the prior year. For the nine months ended April 30, 2018, gross profit increased by $52.8 million, or 56.5%, to $146.2 million from $93.4 million in the same period of the prior year. Gross profit as a percentage of net sales increased to 42.6% in the first nine months of fiscal year 2018, from 39.4% in the same period of the prior year. For both the quarter and nine month period, gross profit in dollars and as a percentage of net sales increased primarily due to the Flowchem acquisition completed in the fourth quarter of fiscal year 2017.

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

Distribution Expenses

Distribution expenses decreased by $0.4 million, or 4.2%, to $9.1 million in the third quarter of fiscal year 2018, from $9.5 million in the same period of the prior year. For the nine months ended April 30, 2018, distribution expenses decreased by $1.1 million, or 3.9%, to $27.2 million from $28.3 million in the same period of the prior year. For both the quarter and nine month period, we incurred increased freight costs due to higher volume and less favorable freight market conditions, but this was offset by a decrease in distribution expenses due to certain internal distribution costs being classified as costs of sales instead of distribution expense. These internal distribution costs amounted to $2.7 million and $6.2 million for the quarter and nine month period ended April 30, 2018, respectively.

Distribution expenses as a percentage of net sales decreased to 7.6% in the third quarter of fiscal year 2018, from 11.6% in the same period of the prior year. For the nine months ended April 30, 2018, distribution expenses as a percentage of net sales decreased to 7.9% from 11.9% in the same period of the prior year. Distribution expenses as a percentage of net sales decreased for the quarter and the nine month period primarily due to increased net sales within the performance materials segment as a result of the Flowchem acquisition, which has lower distribution expense as a percentage of net sales than the electronic chemicals segment, as well as the impact of the classification of certain internal distribution costs as costs of sales described above.

The electronic chemicals segment represented greater than 94% of distribution expenses in each of the periods presented. Within the electronic chemicals segment, distribution expenses as a percentage of net sales decreased to 11.7% in the third quarter of fiscal year 2018, from 13.3% in the same period in the prior year primarily due to the impact of the classification of certain internal distribution costs as costs of sales described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.6 million, or 4.6%, to $13.6 million in the third quarter of fiscal year 2018, from $13.0 million in the same period of the prior year. Selling, general and administrative expenses increased primarily due to a $0.9 million increase in stock-based compensation. Selling, general and administrative expenses as a percentage of net sales decreased to 11.5% in the third quarter of fiscal year 2018, from 15.9% in the same period of the prior year. Selling, general and administrative expenses as a percentage of net sales at Flowchem, which was acquired in the last quarter of fiscal year 2017, are lower than our other businesses, resulting in a reduction in selling, general and administrative expenses as a percentage of net sales in the three months ended April 30, 2018, as compared to the prior period. For the nine months ended April 30, 2018, selling, general and administrative expenses increased by $5.7 million, or 15.7%, to $41.9 million from $36.2 million in the same period of the prior year. Selling, general and administrative expenses increased primarily due to $4.2 million of additional selling, general and administrative costs as a result of the acquisitions in the performance materials segment in the second half of fiscal year 2017, a $1.4 million increase in stock-based compensation, and a $0.6 million expense associated with the amendment of our Credit Agreement in December 2017. Selling, general and administrative expenses as a percentage of net sales decreased to 12.2% from 15.3% in the same period of the prior year. Selling, general and administrative expenses as a percentage of net sales at the businesses acquired in the second half of fiscal year 2017 were lower than our other businesses, resulting in a reduction in selling, general and administrative expenses as a percentage of net sales in the nine months ended April 30, 2018, as compared to the prior period.

Segment Income from Operations

Operating income in the electronic chemicals segment increased by $2.4 million, or 28.2%, to $10.9 million in the third quarter of fiscal year 2018, from $8.5 million in the same period of the prior year. For the nine months ended April 30, 2018, operating income in the electronic chemicals segment increased by $8.7 million, or 33.2%, to $34.9 million from $26.2 million in the same period of the prior year. For both the quarter and nine month period, operating income increased primarily due to volume growth, operating efficiencies and a favorable product mix.

Operating income in the performance materials segment increased by $11.8 million, or 281.0%, to $16.0 million in the third quarter of fiscal year 2018, from $4.2 million in the same period of the prior year. Operating income increased primarily due to the Flowchem acquisition in the fourth quarter of fiscal year 2017. For the nine months ended April 30, 2018, operating income increased by $29.5 million, or 270.6%, to $40.4 million from $10.9 million in the same period of the prior year. For the nine month period, operating income increased primarily due to contributions from the acquisitions of Flowchem and Sealweld, and volume growth within our legacy businesses within the segment.

Other corporate expenses are not allocated to segments when calculating a segment’s income from operations, and represent costs that have not been recovered from the electronic chemicals or performance materials segments. As a result of increases in sales within the electronic chemicals and performance materials segments, we have increased costs recovered through our corporate charges. In the third quarter of fiscal year 2018, other corporate expenses decreased to $3.0 million from $3.4 million in the same period of the prior year. For the nine months ended April 30, 2018, other corporate expenses decreased to $9.5 million from $10.0 million when compared to the same period of the prior year.

Net Income, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings Per Share

Net income increased by $9.5 million, or 155.7% to $15.6 million in the third quarter of fiscal year 2018, from $6.1 million in the same period of the prior year. For the nine months ended April 30, 2018, net income increased by $28.5 million, or 155.7%, to $46.8 million from $18.3 million in the same period of the prior year. Diluted earnings per share was $0.98 and $0.49 in the third quarter of fiscal years 2018 and 2017, respectively, and $3.16 and $1.50 in the nine months ended April 30, 2018 and 2017, respectively. For both the quarter and the nine month period, net income and diluted earnings per share were both positively affected by the acquisition of Flowchem, the derivative fair value gain and the tax benefits realized as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) passed on December 20, 2017. The positive impacts were partially offset by the increases in amortization of intangible assets, interest expense associated with our long-term borrowings and loss on the extinguishment of debt as a result of the accelerated payments we have recorded in fiscal year 2018.

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) excludes costs associated with the loss on the extinguishment of debt, costs incurred as a result of repricing our long-term borrowings, acquisition and integration expenses related to the acquisitions of Flowchem and Sealweld, derivative fair value gains and other designated items. Adjusted EBITDA increased by $17.5 million, or 125.0% to $31.5 million in the third quarter of fiscal year 2018, from $14.0 million in the same period of the prior year. The increase in adjusted EBITDA in the quarter was primarily the result of our acquisition of Flowchem in the fourth quarter of fiscal year 2017, with additional positive contributions from each of our other businesses across both reportable segments. For the nine months ended April 30, 2018, adjusted EBITDA increased by $48.8 million, or 123.2%, to $88.4 million from $39.6 million in the same period of the prior year. The increase in adjusted EBITDA in the nine month period was primarily the result of our acquisitions of Sealweld and Flowchem in the second half of fiscal year 2017, with additional positive contributions from each of our other businesses across both reportable segments.

In the third quarter of fiscal year 2018 adjusted diluted earnings per share (as defined below under Non-GAAP Financial Measures) was $1.10, compared to $0.53 in the third quarter of fiscal year 2017. The increase in adjusted diluted earnings per share in the quarter was primarily the result of our acquisition Flowchem in the fourth quarter of fiscal year 2017, with additional positive contributions from each of our other businesses across both reportable segments and a reduction in our U.S. statutory tax rate. For the nine months ended April 30, 2018, adjusted diluted earnings per share was $3.05, compared to $1.58 in the same period of the prior year. The increase in adjusted diluted earnings per share in the nine month period was primarily the result of our acquisitions of Sealweld and Flowchem in the second half of fiscal year 2017, with additional positive contributions from each of our other businesses across both reportable segments and a reduction in our U.S. statutory tax rate.

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

We define adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation, amortization, acquisition and integration expenses, restructuring and realignment charges and other designated items. For the fiscal quarter ended April 30, 2018, other designated items include, among other items, significant recurring non-cash expenses, the adjustments for which aid in the evaluation of our operating performance. Adjusted EBITDA is a primary measurement of cash flow from operations and a measure of our ability to invest in our operations and provide shareholder returns. Adjusted EBITDA is not intended to represent U.S. GAAP definitions of cash flow from operations or net income/(loss). Adjusted net income adjusts net income for acquisition and integration expenses, restructuring and realignment charges and other designated items, while adjusted diluted earnings per share is adjusted net income divided by diluted weighted average shares outstanding.

Adjusted EBITDA, adjusted net income and adjusted diluted earnings per share should be viewed as supplements to, and not substitutes for, U.S. GAAP measures of performance.

The table below provides a reconciliation of net income to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Net income	$15,645	$6,067	$46,832	$18,293
Interest expense, net	4,153	301	17,333	650
Income taxes	5,043	3,143	(509)	8,232
Depreciation and amortization	7,664	3,817	22,359	10,864
EBITDA	32,505	13,328	86,015	38,039
Loss on the extinguishment of debt	277	—	6,368	—
Derivative fair value gain	(1,365)	—	(5,238)	—
Debt repricing transaction costs	5	—	607	—
Acquisition and integration expenses	48	562	578	1,145
Corporate relocation expense	—	2	—	369
Restructuring charges, excluding accelerated depreciation	—	70	69	70
Adjusted EBITDA	$31,470	$13,962	$88,399	$39,623

The table below provides a reconciliation of net income to adjusted net income and adjusted diluted earnings per share.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Net income	$15,645	$6,067	$46,832	$18,293
Items impacting pre-tax income:
Impact of the Tax Cuts and Jobs Act	—	—	(11,005)	—
Acquisition and integration expenses	48	562	578	1,145
Corporate relocation expense	—	2	—	369
Restructuring charges	—	70	69	70
Derivative fair value gain	(1,365)	—	(5,238)	—
Amortization of Flowchem intangible assets	3,224	—	9,339	—
Loss on the extinguishment of debt	277	—	6,368	—
Debt repricing transaction costs	5	—	607	—
Amortization of debt discounts and financing costs	296	—	1,124	—
Income taxes(1)	(671)	(222)	(3,469)	(554)
Adjusted net income(2)	$17,459	$6,479	$45,205	$19,323

GAAP diluted earnings per share	$0.98	$0.49	$3.16	$1.50
Adjusted diluted earnings per share(2)	$1.10	$0.53	$3.05	$1.58
Weighted average diluted shares outstanding	15,905	12,303	14,814	12,236

(1)

For the three and nine months ended April 30, 2018, represents the aggregate tax-effect assuming a 27% tax rate of the items impacting pre-tax income, which is our estimated U.S. statutory federal tax rate for fiscal year 2018 following the enactment of the Tax Act in December 2017. For the three and nine months ended April 30, 2017, represents the aggregate tax-effect assuming a 35% tax rate of items impacting pre-tax income.

(2)

Adjusted net income and adjusted diluted earnings per share for the first quarter of fiscal year 2018, which are included in the nine months ended April 30, 2018, have been adjusted to reflect the assumed 27% tax rate for fiscal year 2018.

Interest Expense, net

Interest expense, net was $4.2 million and $0.3 million in the third quarter of fiscal years 2018 and 2017, respectively. For the nine months ended April 30, 2018, interest expense, net was $17.3 million, compared to $0.7 million in the same period of the prior year. Interest expense was higher in both periods compared to the prior year due to the increase in long-term debt outstanding.

Income Taxes

The overall effective income tax rate for the three months ended April 30, 2018 and 2017 was 24.4% and 34.1% respectively. For the nine months ended April 30, 2018, the overall effective income tax rate was (1.1)%, compared to 31.0% in the same period of the prior year. The decrease in the effective tax rate from the prior fiscal year was due to one-time tax benefits of $11.0 million reflecting the impact of the remeasurement of net deferred tax liabilities resulting from the Tax Act passed on December 20, 2017 and a reduction in the corporate tax rate also passed in the same legislation.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $57.8 million and $27.3 million for the nine months ended April 30, 2018 and 2017, respectively. Operating cash flows were favorably impacted by the acquisitions of Flowchem and Sealweld and the reduction in the corporate tax rate associated with the Tax Act.

Net cash used in investing activities was $16.7 million and $23.9 million for the nine months ended April 30, 2018 and 2017, respectively. During the nine months ended April 30, 2018, we invested approximated $15.5 million in capital investments, of which $11.4 million was within the electronic chemicals segment, which includes the replacement of operational assets and investments in technology, supply chain and the expansion of our manufacturing facility in Singapore.

Net cash used in financing activities was $40.0 million and $3.1 million for the nine months ended April 30, 2018 and 2017, respectively. During the nine months ended April 30, 2018, we made payments totaling $210.0 million on our outstanding term loan, of which $175.7 million was paid using proceeds from the sale of our common stock that occurred on October 23, 2017. In addition to the payment made with the proceeds from the sale of common stock, we have paid down approximately $34.3 million of the long-term debt with cash provided by operations. The increase in cash payments related to tax withholdings from stock-based awards was primarily a result of the vesting stock-based awards granted in fiscal year 2015 and the appreciation in the company’s stock price.

Working Capital

On June 15, 2017, we entered into a credit agreement (as amended, the “Credit Agreement”) providing for a seven year syndicated senior secured term loan of $550.0 million (the “Term Loan”) and a five year senior secured revolving credit facility of $50.0 million (the “Revolving Loan”). At April 30, 2018, we had $330.0 million outstanding under the Term Loan, with up to $46.8 million of additional borrowing capacity under the Revolving Loan after giving effect to a reduction of $3.2 million for outstanding letters of credit.

Management believes that the Credit Agreement, combined with cash flows from operations, will adequately provide for our working capital needs for current operations for the next twelve months.

Long-Term Obligations

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

As of April 30, 2018, the Term Loan bore interest at 4.651%.

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

As of April 30, 2018, the Revolving Loan bore interest at 4.151%. There were no outstanding borrowings under the Revolving Loan as of April 30, 2018. We also incur an unused commitment fee of 0.375% on the unused amount of commitments under the Revolving Loan.

Loans under the Credit Agreement are secured by our assets, including stock in subsidiaries, inventory, accounts receivable, equipment, intangible assets, and real property. The Credit Agreement has restrictive covenants, including a covenant that the Company must maintain a consolidated net leverage ratio between 6.5 to 1.0 through the fiscal quarter ended April 30, 2018, which ratio is reduced each year thereafter by an amount set forth in the Credit Agreement, until the twelve months ended April 30, 2022, following which the Company must maintain a consolidated net leverage ratio below 4.0 to 1.0. As of April 30, 2018, we were in compliance with all covenants of the Credit Agreement.

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

KMG Chemicals, Inc.

By:	/s/ Christopher T. Fraser	Date:	June 11, 2018
Christopher T. Fraser
President and Chief Executive Officer

By:	/s/ Marvin T. Green III	Date:	June 11, 2018
Marvin T. Green III
Chief Financial Officer